Form 10-Q
period 2015-12-31
KokiCare, Inc.
filed 2016-02-23
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-207220

KOKICARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3812456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26716 Via Colina, Stevenson Ranch, CA	91381
(Address of principal executive offices)	(Zip Code)

661-753-6330

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer (Do not check if a smaller reporting company)	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X .  No      .

Number of shares of issuer's common stock outstanding as of December 31, 2015 was 10,320,000.

KOKICARE, INC.

TABLE OF CONTENTS

Part I – Financial Information	3

Part II – Other Information	14

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KokiCare, Inc.

Condensed Balance Sheets

	December 31, 2015	June 30, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,533	$14,596
Other current assets	26	-
Total current assets	5,559	14,596
TOTAL ASSETS	$5,559	$14,596
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$-	$-
Total current liabilities	-	-
Note payable - related party	10,000	10,000
Other liabilities	108	8
Total liabilities	10,108	10,008
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,320,000 issued and outstanding	1,032	1,032
Additional paid-in capital	4,068	4,068
Accumulated deficit	(9,649)	(512)
Total stockholders' equity (deficit)	(4,549)	4,588
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,559	$14,596

See notes to the Financial Statements

KokiCare, Inc.

Condensed Statements of Operations

(unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	December 31, 2015	December 31, 2015

Net revenue	$-	$-
Operating expenses
General and administrative	2,897	9,037
Total operating expenses	2,897	9,037
Loss from operations	(2,897)	(9,037)
Interest expense - related party	(50)	(100)
Provision for income taxes	-	-
Net loss	$(2,947)	$(9,137)

Net loss per common share
Basic and diluted	$-	$-
Weighted-average number of common shares
Basic and diluted	10,320,000	10,320,000

See notes to the Financial Statements

KokiCare, Inc.

Condensed Statement of Cash Flows

For the Six Months Ended December 31, 2015

(unaudited)

Cash Flows from Operating Activities
Net loss	$(9,137)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Other current assets	(26)
Other long-term liabilities	100
Net cash used in operating activities	(9,063)
Net Decrease in Cash and Cash Equivalents	(9,063)
Cash and Cash Equivalents at Beginning of Period	14,596
Cash and Cash Equivalents at End of Period	$5,533

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-
Cash paid for income taxes	$-

See notes to the Financial Statements

KokiCare, Inc.

December 31, 2015

Notes to the Unaudited Condensed Financial Statements

Note 1 - Organization and Operations

KokiCare, Inc.

KokiCare, Inc. (the “Company”) was incorporated on April 24, 2015 under the laws of the State of Delaware.  The Company aims to develop health care enterprise software to be sold to hospitals, medical centers and health care facilities in the United States and internationally.

Note 2 - Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year-End

The Company elected June 30th as its fiscal year ending date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were as follows:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs.  Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for material and testing costs for research and development.  There was no research and development for the six months ended December 31, 2015.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  All tax years since inception are open for examination by taxing authorities.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the six months ended December 31, 2015.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the six months ended December 31, 2015.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Notes Payable - Related Party

On June 15, 2015, the Company issued an unsecured note payable in the amount of $10,000 to a relative of the CEO.  The note accrues interest at 2% per annum and is payable on or before June 15, 2017.  The outstanding balance including accrued interest at December 31, 2015 and June 30, 2015 was $10,108 and $10,008, respectively.

Note 4 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2015, and a net loss and net cash used in operating activities for the six months ended December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue, however the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Stockholders’ Deficit

Shares Authorized

The total number of shares of all classes of stock which the Company is authorized to issue is Fifty-Five Million (55,000,000) shares of which Five Million (5,000,000) shares are Preferred Stock, par value $0.0001 per share, and Fifty Million (50,000,000) shares are Common Stock, par value $0.0001 per share.

Common Stock

As of December 31, 2015 and June 30, 2015, there were 10,320,000 shares issued and outstanding.

On April 28, 2015, the Company sold 9,000,000 shares of common stock to the founder of the Company at $0.0001 per share, or $900 in aggregate for cash.

On May 15, 2015, the Company sold a total of 1,000,000 shares of common stock to three (3) investors at $0.001 per share, or $1,000 in aggregate for cash.

Between June 2, 2015 and June 24, 2015, the Company sold 320,000 shares of common stock to thirty-three (33) investors at $0.01 per share, or $3,200 in aggregate for cash.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

Note 6 – Income Tax Provision

Deferred Tax Assets

As of December 31, 2015 and June 30, 2015, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $9,541 and $504 that may be available to reduce future years’ taxable income through 2035.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax asset of approximately $3,244 at December 31, 2015 and $171 at June 30, 2015 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $3,073 for the six months ending December 31, 2015.

Components of deferred tax assets at December 31, 2015 and June 30, 2015 are as follows:

	December 31, 2015	June 30, 2015
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$3,244	$171

Less valuation allowance	(3,244)	(171)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Six Months Ended December 31, 2015

Federal statutory income tax rate	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)%

Effective income tax rate	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to KokiCare, Inc., a Delaware corporation.

Special note regarding forward–looking statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. However, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•

uncertainties relating to general economic and business conditions;

•

industry trends; changes in demand for our products and services;

•

unanticipated delays in the development, market acceptance or integration of our products and services;

•

changes in government regulations; availability of management and other key personnel;

•

availability, terms and deployment of capital; relationships with third-party suppliers; and

•

worldwide political stability and economic growth.

Overview

KokiCare, Inc. was incorporated on April 24, 2015 under the laws of the State of Delaware. The Company is in the discovery and planning phase to develop a real-time, SaaS-based enterprise software application to manage the integration, planning, tracking and management of healthcare assets, which include, people, supplies, clinical data, relationships, and financial resources of healthcare organizations.

There is significant risk in our ability to successfully (i) complete the discovery and planning phase and begin the design phase, (ii) raise the required capital to hire engineers to begin the implementation phase, (iii) successfully implement and release the software application with all requirements, (iv) contract one or more customers to use the software application, and (v) price the application so that we receive revenues sufficient to cover the operating expenses of the Company, including the cost of maintaining, supporting and improving the software application.

The Company is led by Mr. Jason Lane, who has served in various capacities in the public, private, and non-profit sectors with over 20 years of sales, marketing, finance, management, manufacturing and leadership experience. Mr. Lane obtained his MBA in 2005 and is the Director of Sales, North America – West Region for ClearStructure Financial Technology, a software and technology firm catering to the investment management industry. Mr. Lane has worked in various sales, business development, and relationship management roles in the financial technology, private wealth management, legal, manufacturing and education industries. Mr. Lane also serves on the board of two non-profit organizations, Single Mothers Outreach of Santa Clarita and the Boys and Girls Club of Santa Clarita. He is also an advisor to KaleidoEye, a youth leadership program. Mr. Lane resides in Valencia, CA and is married to a wife with 20 years of experience as an RN in Critical Care.

Results of Operations – for the three months ended December 31, 2015 and six months ended December 31, 2015

Overview:

We reported a net loss of $2,947 for the three months ended December 31. 2015 and $9,137 for the six months ended December 31, 2015.

Revenues:

Revenue for the three months ended December 31, 2015 and six months ended December 31, 2015 respectively was $0.

General and Administrative Expenses:

General and administrative expenses were $2,897 for the three months ended December 31, 2015 and $9,037 for the six months ended December 31, 2015.

General and administrative expenses included professional fees of $2,792 for the three months ended December 31, 2015 and $8,792 for the six months ended December 31, 2015. Professional fees consisted of legal, accounting and consulting services.

Interest:

Interest expense for the three months ended December 31, 2015 and six months ended December 31, 2015 was $50 and $100, respectively.

Assets and Liabilities:

As of December 31, 2015, we had total current assets of $5,559 and current liabilities of $0.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

December 31,
2015

Cash and cash equivalents	$5,533
Working capital	$5,533

For the six months ended December 31, 2015, our sources and uses of cash were as follows:

Net Cash Used by Operating Activities

We experienced negative cash flow from operating activities for the six months ended December 31, 2015 in the amount of $9,063. The net cash used by operating activities was primarily attributable to our net loss from our operations.

Net Cash Used in Investing Activities

There were no cash flows from investing activities during the six months ended December 31, 2015.

Net Cash Used by Financing Activities

There were no cash flows from financing activities during the six months ended December 31, 2015.

Availability of Additional Funds

We currently do not have any material commitment for capital expenditures. Additionally, we are not currently generating any revenues. In order to develop a marketable product, we will need to raise additional capital. If we're not successful in raising additional capital, we will exhaust our capital reserves and need to suspend our operations until we obtain the needed funding.

Currently, we have no established bank-financing arrangements. Therefore, we will need to seek additional financing through equity or debt issuances, or through strategic partnerships and other arrangements with corporate partners. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing to fund our operations on terms agreeable to us. These matters raise substantial doubt from our independent auditor about our ability to continue as a going concern. If we are unable to meet our internal revenue forecasts or obtain additional financing on a timely basis, we may have to delay the development of our software application, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate, and/or seek reorganization under the U.S. bankruptcy code.

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals, stock-based compensation and income taxes. Actual results could materially differ from those estimates.

Revenue Recognition

The Company recognizes revenue related to its professional services to its customers when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2016, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Our majority shareholder, Jason Lane owns 9,000,000 common shares, approximately 87.21%, of our common stock.  Therefore, Mr. Lane is able to exercise control over all matters requiring shareholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions.  He also has significant control over our management and policies.  The directors elected thereof will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in their best interest.

No other director, officer, or affiliate of the registrant and no owner of record or beneficiary of more than five percent of the securities of the registrant, or any security holder is a party adverse to the registrant or has a material interest adverse to the registrant.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

As of December 31, 2015 and June 30, 2015, there were 10,320,000 shares issued and outstanding.

On April 28, 2015, the Company sold 9,000,000 shares of common stock to the founder of the Company at $0.0001 per share, or $900 in aggregate for cash.

On May 15, 2015, the Company sold a total of 1,000,000 shares of common stock to three (3) investors at $0.001 per share, or $1,000 in aggregate for cash.

Between June 2, 2015 and June 24, 2015, the Company sold 320,000 shares of common stock to thirty-three (33) investors at $0.01 per share, or $3,200 in aggregate for cash.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOKICARE, INC.

(Registrant)

/s/ Jason Lane
Jason Lane
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director Date: February 22, 2016