Form 10-Q
period 2016-03-31
KokiCare, Inc.
filed 2016-05-12
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of issuer's common stock outstanding as of March 31, 2016 was 10,320,000.

KOKICARE, INC.

TABLE OF CONTENTS

Part I – Financial Information	3

Part II – Other Information	15

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KokiCare, Inc.
Condensed Balance Sheets

	March 31,	June 30,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,994	$14,596
Other current assets	26	-
Total current assets	3,020	14,596
TOTAL ASSETS	$3,020	$14,596
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$-	$-
Total current liabilities	-	-
Note payable - related party	10,000	10,000
Other liabilities	159	8
Total liabilities	10,159	10,008
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,320,000 issued and outstanding	1,032	1,032
Additional paid-in capital	4,068	4,068
Accumulated deficit	(12,239)	(512)
Total stockholders' equity (deficit)	(7,139)	4,588
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,020	$14,596

See notes to the Financial Statements

KokiCare, Inc.

Condensed Statements of Operations

(unaudited)

	For the Three	For the Nine
	Months Ended	Months Ended
	March 31, 2016	March 31, 2016

Net revenue	$-	$-
Operating expenses
General and administrative	2,540	11,576
Total operating expenses	2,540	11,576
Loss from operations	(2,540)	(11,576)
Interest expense - related party	(51)	(151)
Provision for income taxes	-	-
Net loss	$(2,591)	$(11,727)

Net loss per common share
Basic and diluted	$-	$-
Weighted-average number of common shares
Basic and diluted	10,320,000	10,320,000

See notes to the Financial Statements

KokiCare, Inc.

Condensed Statement of Cash Flows

For the Nine Months Ended March 31, 2016

(unaudited)

Cash Flows from Operating Activities
Net loss	$(11,727)
Adjustments to reconcile net loss to net cash used in operating activities	-
Changes in operating assets and liabilities
Other current assets	(26)
Other long-term liabilities	151
Net cash used in operating activities	(11,602)

Net Decrease in Cash and Cash Equivalents	(11,602)
Cash and Cash Equivalents at Beginning of Period	14,596
Cash and Cash Equivalents at End of Period	$2,994

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-
Cash paid for income taxes	$-

See notes to the Financial Statements

KokiCare, Inc.

March 31, 2016

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assessed such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for material and testing costs for research and development. There was no research and development for the nine months ended March 31, 2016.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the nine months ended March 31, 2016.

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

There were no potentially dilutive common shares outstanding for the nine months ended March 31, 2016.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Note Payable - Related Party

On June 15, 2015, the Company issued an unsecured note payable in the amount of $10,000 to a relative of the CEO. The note accrues interest at 2% per annum and is payable on or before June 15, 2017. The outstanding balance including accrued interest at March 31, 2016 and June 30, 2015 was $10,159 and $10,008, respectively.

Note 4 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2016, and a net loss and net cash used in operating activities for the nine months ended March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock

As of March 31, 2016 and June 30, 2015, there were 10,320,000 shares issued and outstanding.

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

Note 6 – Income Tax Provision

Deferred Tax Assets

As of March 31, 2016 and June 30, 2015, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $12,080 and $504 that may be available to reduce future years’ taxable income through 2036. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax asset of approximately $4,107 at March 31, 2016 and $171 at June 30, 2015 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $3,936 for the nine months ending March 31, 2016.

Components of deferred tax assets at March 31, 2016 and June 30, 2015 are as follows:

	March 31, 2016	June 30, 2015
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$4,107	$171

Less valuation allowance	(4,107)	(171)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Nine Months Ended March 31, 2016

Federal statutory income tax rate	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)

Effective income tax rate	0.0%

Note 7 – Subsequent Events

On April 5, 2016, the Company entered into a Securities Purchase Agreement (“SPA”) in connection with the issuance of a convertible promissory note (“Note”) in the aggregate principal amount of $5,000. The Note matures on October 2, 2016 and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a price equal to 60% multiplied by the average of the lowest three (3) trading prices for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the date of conversion. The SPA and the Note contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies.

The Note may be accelerated by the holder in the event of default and the rate of interest on the Note will increase to 24% per annum, retroactive to the date of issuance. The Note is a direct financial obligation of the Company and is considered a current liability of the Company for accounting purposes.

The Company has evaluated all other events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were no other reportable subsequent events to be disclosed.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

*	uncertainties relating to general economic and business conditions;
*	industry trends; changes in demand for our products and services;
*	unanticipated delays in the development, market acceptance or integration of our products and services;
*	changes in government regulations; availability of management and other key personnel;
*	availability, terms and deployment of capital; relationships with third-party suppliers; and
*	worldwide political stability and economic growth.

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

Results of Operations – for the three months ended March 31, 2016 and nine months ended March 31, 2016

Overview:

We reported a net loss of $2,591 for the three months ended March 31, 2016 and $11,727 for the nine months ended March 31, 2016.

Revenues:

Revenue for the three months ended March 31, 2016 and nine months ended March 31, 2016 respectively was $0.

General and Administrative Expenses:

General and administrative expenses were $2,540 for the three months ended March 31, 2016 and $11,576 for the nine months ended March 31, 2016.

General and administrative expenses included professional fees of $2,094 for the three months ended March 31, 2016 and $10,886 for the nine months ended March 31, 2016. Professional fees consisted of legal, accounting and consulting services.

Interest:

Interest expense for the three months ended March 31, 2016 and nine months ended March 31, 2016 was $51 and $151, respectively.

Assets and Liabilities:

As of March 31, 2016, we had total current assets of $3,020 and current liabilities of $0.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

March 31,
2016

Cash and cash equivalents	$2,994
Working capital	$3,020

For the nine months ended March 31, 2016, our sources and uses of cash were as follows:

Net Cash Used by Operating Activities

We experienced negative cash flow from operating activities for the nine months ended March 31, 2016 in the amount of $11,602. The net cash used by operating activities was primarily attributable to our net loss from our operations.

Net Cash Used in Investing Activities

There were no cash flows from investing activities during the nine months ended March 31, 2016.

Net Cash Used by Financing Activities

There were no cash flows from financing activities during the nine months ended March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2016 and June 30, 2015, there were 10,320,000 shares issued and outstanding.

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

KOKICARE, INC.

(Registrant)

/s/ Jason Lane
Jason Lane
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director Date: May 12, 2016