Form 10-K
period 2016-06-30
KokiCare, Inc.
filed 2016-10-13
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-207220

KOKICARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3812456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26716 Via Colina, Stevenson Ranch, CA	91381
(Address of principal executive offices)	(Zip Code)

661-753-6330

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: Common Stock par value $0.0001 per share

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  X . No      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X .No      .

Number of shares of the Registrant’s common stock outstanding as of October 7, 2016 was 10,320,000 of which 1,320,000 has held by non-affiliates.

The Registrant’s common stock is quoted on the OTCBB. As of December 31, 2015, the Company’s stock had not traded.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: None

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1. BUSINESS

KokiCare, Inc. was incorporated on April 24, 2015 under the laws of the State of Delaware.

Current Status

The Company is in the discovery and planning phase to develop a real-time, SaaS-based enterprise software application to manage the integration, planning, tracking and management of healthcare assets, which include, people, supplies, clinical data, relationships, and financial resources of healthcare organizations.

With increased regulatory requirements and technology improvements in the healthcare industry, companies are inundated with greater volumes of data than ever before. We aim to provide technology for healthcare organizations to store, manage and access their data in meaningful ways, improving patient care and financial performance.

The Company is led by Mr. Jason Lane, who has served in various capacities in the public, private, and non-profit sectors with over 20 years of sales, marketing, finance, management, manufacturing and leadership experience. Mr. Lane obtained his MBA in 2005 and is the Director of Sales, North America – West Region for ClearStructure Financial Technology, a software and technology firm catering to the investment management industry. Mr. Lane has worked in various sales, business development, and relationship management roles in the financial technology, private wealth management, legal, manufacturing and education spaces. Mr. Lane also serves on the board of two non-profit organizations, Single Mothers Outreach of Santa Clarita and the Boys and Girls Club of Santa Clarita. He is also an advisor to KaleidoEye, a youth leadership program. Mr. Lane resides in Valencia, CA and is married to a wife with 20 years of experience as an RN in Critical Care.

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

Complete Control Over the Company

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

Competition

The healthcare software industry includes numerous companies that market to healthcare organizations, many of which have significantly greater resources and name recognition than do we, including significantly more financial resources. We plan on competing by utilizing the knowledge, experience and contacts of our founder Mr. Jason Lane. We cannot provide any assurances as to the likelihood of our success in this regard.

Shell Company

KokiCare, Inc. is a shell company as defined in Rule 405, because it is a company with nominal operations and it has assets consisting solely of cash and cash equivalents.

Use of Form S-8 Prohibited by Shell Companies

The U.S. Securities and Exchange Commission prohibits reporting shell companies from using Form S-8, the form public companies use to register securities in connection with employee benefit plans under the Securities Act of 1933, as amended, until sixty days after such companies cease to be shell companies and file required information.

Additionally, the U.S. Securities and Exchange Commission requires reporting shell companies (other than foreign private issuers, which the Company is not) to report on Form 8-K when they cease to be shell companies and to include in that report the information that would otherwise be required in a registration statement to register a class of securities under Section 12 of the Securities Exchange Act of 1934, as amended.

Definition of a Shell Company

A public shell company is a non-operating public company, which means a company registered, and filing periodic reports under, the Securities Exchange Act of 1934, as amended. Typically, shell companies are listed on the Nasdaq Small Cap Market, the Nasdaq Bulletin Board or the Pink Sheets. Shell companies can exist in three possible forms:

1.

A start-up company that has never achieved significant revenues and normally these companies have a rather short business history and have never acquired or managed substantial assets.

2.

A former operating company that went out of business or sold all of its operations but the company's Securities Exchange Act of 1934, as amended, registration is still active. Normally, these companies have a long business history and have owned substantial assets at some point in their history.

3.

A company that was specifically formed and registered for the purpose of being sold in a reverse shell merger (also referred to as "Blank Check Company"). These companies have normally no business history and have never acquired any assets.

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on services or processes relating to our business at this time. With the exception of the domain name KokiCare.com and software applications to be developed in the future, we do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Employees

We have one employee, our CEO and president, Mr. Jason Lane, who devotes part-time services to the Company. There is no written employment contract or agreement with Mr. Jason Lane. Additionally, Mr. Jason Lane receives no compensation from the Company.

ITEM 1A. RISK FACTORS

We are considered to be a smaller reporting company, as defined by Rule 229.10(f)(1), and, therefore, are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company's principal executive office and mailing address is 26716 Via Colina, Stevenson Ranch, CA 91381. Our telephone number is (661) 753-6330 and the office space is provided free of charge by Mr. Lane.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not involved in any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Part II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTCBB under the symbol “KKIC”. As of the close of business on June 30, 2016, there were 37 stockholders of record of our common stock, and 10,320,000 shares were issued and outstanding. The last reported price for our common stock on October 11, 2016 was $0.30 per share.

There is a generally low level volume of trading for our common stock in the public market.

There can be no assurance that a liquid market for our common stock will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

As of June 30, 2016 and June 30, 2015, there were 10,320,000 shares issued and outstanding.

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

No underwriter participated in the issuance of our shares, and no underwriting discounts or commissions were paid to anyone.

The Company has never repurchased any of its equity securities.

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in KKIC will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 6. SELECTED FINANCIAL DATA

We are considered to be a smaller reporting company, as defined by Rule 229.10(f)(1), and, therefore, are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

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

Results of Operations – for the year ended June 30, 2016 and the period from April 24, 2015 (inception) through June 30, 2015

Overview:

We reported a net loss of $29,748 for the year ended June 30, 2016 and $512 for the period from April 25, 2015 (inception) through June 30, 2015.

Revenues:

Revenue for the year ended June 30, 2016 and the period from April 25, 2015 (inception) through June 30, 2015 respectively was $0.

General and Administrative Expenses:

General and administrative expenses were $29,286 for the year ended June 30, 2016 and $504 for the period from April 25, 2015 (inception) through June 30, 2015.

General and administrative expenses included professional fees of $28,409 for the year ended June 30, 2016 and $0 for the period from April 25, 2015 (inception) through June 30, 2015. Professional fees consisted of legal, accounting and consulting services.

Interest:

Interest expense for the year ended June 30, 2016 and the period from April 24, 2015 through June 30, 2015 was $462 and $8, respectively.

Assets and Liabilities:

As of June 30, 2016, we had total current assets of $5,944 and current liabilities of $31,104. As of June 30, 2015, we had total current assets of $14,596 and current liabilities of $0.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30,	June 30,
	2016	2015

Cash and cash equivalents	$5,918	$14,596
Working capital	$(25,160)	$14,596

For the year ended June 30, 2016 and the period from April 25, 2015 (inception) through June 30, 2015, our sources and uses of cash were as follows:

Net Cash Used by Operating Activities

We experienced negative cash flow from operating activities for the year ended June 30, 2016 and the period from April 25, 2015 (inception) through June 30, 2015 in the amount of $28,678 and $504, respectively. The net cash used by operating activities was primarily attributable to our net loss from our operations.

Net Cash Used in Investing Activities

There were no cash flows from investing activities during the year ended June 30, 2016 or the period from April 25, 2015 (inception) through June 30, 2015.

Net Cash Used by Financing Activities

On June 15, 2015, the Company issued an unsecured note payable in the amount of $10,000 to a relative of the CEO. The note accrues interest at 2% per annum and is payable on or before June 15, 2017. The outstanding balance including accrued interest at June 30, 2016 and June 30, 2015 was $10,210 and $10,008, respectively.

On April 5, 2016, the Company entered into a Securities Purchase Agreement (“SPA”) in connection with the issuance of a convertible promissory note (“Note 1”) in the aggregate principal amount of $5,000. The Note matures on October 2, 2016.

On May 12, 2016, the Company entered into a Securities Purchase Agreement (“SPA”) in connection with the issuance of a convertible promissory note (“Note 2”) in the aggregate principal amount of $15,000. The Note matures on November 8, 2016.

Note 1 and Note 2 bear interest at 8% per annum and together with all accrued interest, are convertible into shares of the Company’s common stock at a price equal to 60% multiplied by the average of the lowest three (3) trading prices for the Common Stock during the ten (10) trading day period prior to the date of conversion; provided, however, that in no event shall the holder convert any portion of the notes which would result in beneficial ownership of more than 4.99%. The SPAs and the Notes contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies. The outstanding balances on Note 1 and Note 2 at June 30, 2016 were $5,095 and $15,165, respectively.

The Notes may be accelerated by the holder in the event of default and the rate of interest on the Notes will increase to 24% per annum, retroactive to the date of issuance. The Notes are direct financial obligations of the Company and are considered current liabilities of the Company for accounting purposes.

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

Recent Accounting Pronouncements

See Note 1 in the Notes to the Financial Statements for recent accounting pronouncements.

There were various other accounting standards and interpretations recently issued, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

Other uncertainties that could affect the accuracy of forward-looking statements include:

•

the worldwide economic situation;

•

any changes in interest rates or inflation;

•

the willingness and ability of third parties to honor their contractual commitments;

•

our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;

•

our capital expenditures, as they may be affected by delays or cost overruns;

•

environmental and other regulations, as the same presently exist or may later be amended;

•

our ability to identify, finance and integrate any future acquisitions; and

•

the volatility of our common stock price.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

The Company’s financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of June 30, 2016.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of June 30, 2016, the Company's procedures of internal control over financial reporting were operating in an effective manner.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our management consists of:

Name	Age	Title
Jason Lane	44	President, Chief Executive Officer, Chief Financial Officer and Director

Mr. Jason Lane has served in various capacities in the public, private, and non-profit sectors with over 20 years of sales, marketing, finance, management, manufacturing and leadership experience. Mr. Lane obtained his MBA in 2005 and is the Director of Sales, North America – West Region for ClearStructure Financial Technology, a software and technology firm catering to the investment management industry. Mr. Lane has worked in various sales, business development, and relationship management roles in the financial technology, private wealth management, legal, manufacturing and education industries. Mr. Lane also serves on the board of two non-profit organizations, Single Mothers Outreach of Santa Clarita and the Boys and Girls Club of Santa Clarita. He is also an advisor to KaleidoEye, a youth leadership program. Mr. Lane resides in Valencia, CA and is married to a wife with 20 years of experience as an RN in Critical Care.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•

the director is, or at any time during the past three years was, an employee of the company;

•

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•

a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee. We do however have a code of ethics that applies to our officers, employees and director.

Compensation of Directors

We do not currently compensate our directors in respect of their capacities as members of the Board, although we may do so in the future.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended June 30, 2016, the Board held no formal meetings.

We do not have Audit or Compensation Committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Executive Officers

Jason Lane is the Company’s only executive officer. Mr. Lane serves as the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer.

Mr. Jason Lane has served in various capacities in the public, private, and non-profit sectors with over 20 years of sales, marketing, finance, management, manufacturing and leadership experience. Mr. Lane obtained his MBA in 2005 and is the Director of Sales, North America – West Region for ClearStructure Financial Technology, a software and technology firm catering to the investment management industry. Mr. Lane has worked in various sales, business development, and relationship management roles in the financial technology, private wealth management, legal, manufacturing and education industries. Mr. Lane also serves on the board of two non-profit organizations, Single Mothers Outreach of Santa Clarita and the Boys and Girls Club of Santa Clarita. He is also an advisor to KaleidoEye, a youth leadership program. Mr. Lane resides in Valencia, CA and is married to a wife with 20 years of experience as an RN in Critical Care.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, during the fiscal year ended June 30, 2016 and the period from April 25, 2015 (inception) through June 30, 2015, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

ITEM 11. EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement nor has any officer received any cash or other compensation since our founding. Mr. Lane will make all decisions determining the amount and timing of future compensation.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards. The Company has never issued these types of awards.

Options Exercised and Stock Vested Table

None of our named executive officers has ever been granted or exercised any stock options.

Outstanding Equity Awards at Fiscal Year-End Table

No equity award arrangements have ever been awarded or granted by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2016 we had 10,320,000 shares of common stock outstanding which are held by 37 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of June 30, 2016 of all directors and executive officers of the Company and of our directors and officers as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares (a)	Amount of Beneficial Ownership (b)	Percent of Total
Common	Jason Lane	9,000,000	87.2%

(a) The address for purposes of this table is the Company’s mailing address which is 26716 Via Colina, Stevenson Ranch, CA 91381.

(b) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Indemnification and Limitation of Liability

Our Certificate of Incorporation and By-Laws include provisions that eliminate the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Delaware or other applicable law. These provisions eliminate the liability of directors to the Company and its stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Delaware law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue

Provisions of Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Change of Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 28, 2015, the Company sold 9,000,000 shares of common stock to the founder of the Company at $0.0001 per share, or $900 in aggregate for cash.

On June 15, 2015, the Company issued an unsecured note payable in the amount of $10,000 to a relative of the CEO. The note accrues interest at 2% per annum and is payable on or before June 15, 2017. The outstanding balance including accrued interest at June 30, 2016 and June 30, 2015 was $10,210 and $10,008, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

We have incurred fees totaling $5,250 and $0 for audit services for the year ended June 30, 2016 and for the period from April 25, 2015 (inception) through June 30, 2015, respectively, for the annual audits of the Company’s financial statements included as part of our Form 10-K and other filings and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Audit-Related Fees:

Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for the year ended June 30, 2016 and the for the period from April 25, 2015 (inception) through June 30, 2015.

Tax Services Fees:

Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. The Company incurred no tax fees for the year ended June 30, 2016 and for the period from April 25, 2015 (inception) through June 30, 2015.

All Other Fees:

None.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Exhibits

31.1 Certification of Chief Executive Officer

32.1 Certification of Chief Financial Officer

b. Financial Statement Schedules

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KokiCare, Inc.

 (Registrant)

October 12, 2016

By: /s/ Jason Lane

Jason Lane

President, Chief Executive Officer, Chief

Financial Officer, Principal Accounting Officer and Director

FINANCIAL STATEMENTS

June 30, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

KokiCare, Inc.

26716 Via Colina

Stevenson Ranch, CA 91381

We have audited the accompanying balance sheets of KokiCare, Inc. as of June 30, 2016 and 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 2016 and the period from April 25, 2015 (inception) through June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the year ended June 30, 2016 and the period from April 25, 2015 (inception) through June 30, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Heaton & Company, PLLC

/s/ Heaton & Company, PLLC

Farmington, Utah

October 11, 2016

KokiCare, Inc.
Balance Sheets

	June 30,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$5,918	$14,596
Other current assets	26	-
Total current assets	5,944	14,596
TOTAL ASSETS	$5,944	$14,596
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$634	$-
Accrued liabilities	470	-
Note payable - related party	10,000	-
Convertible notes payable	20,000	-
Total current liabilities	31,104	-
Note payable - related party	-	10,000
Other liabilities	-	8
Total liabilities	31,104	10,008
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,320,000 issued and outstanding	1,032	1,032
Additional paid-in capital	4,068	4,068
Retained deficit	(30,260)	(512)
Total stockholders' equity (deficit)	(25,160)	4,588
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,944	$14,596

See notes to the Financial Statements

KokiCare, Inc.
Statements of Operations

		For the Period from
		April 24, 2015
	For the Year	(inception)
	Ended	through
	June 30, 2016	June 30, 2015

Net revenue	$-	$-
Operating expenses
General and administrative	29,286	504
Total operating expenses	29,286	504
Loss from operations	(29,286)	(504)
Interest expense	(462)	(8)
Provision for income taxes	-	-
Net loss	$(29,748)	$(512)

Net loss per common share
Basic and diluted	$-	$-
Weighted-average number of common shares
Basic and diluted	10,320,000	9,237,941

See notes to the Financial Statements

KokiCare, Inc.
Statement of Stockholders' Equity (Deficit)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at April 24, 2015	-	$-	-	$-	$-	$-	$-
Issuance of common shares for cash to founder at $0.0001 per share	-	-	9,000,000	900	-	-	900
Issuance of common shares for cash at $0.001 per share	-	-	1,000,000	100	900	-	1,000
Issuance of common shares for cash at $0.01 per share	-	-	320,000	32	3,168	-	3,200
Net loss	-	-	-	-	-	(512)	(512)
Balance at June 30, 2015	-	-	10,320,000	1,032	4,068	(512)	4,588
Net loss	-	-	-	-	-	(29,748)	(29,748)
Balance at June 30, 2016	-	$-	10,320,000	$1,032	$4,068	$(30,260)	$(25,160)

See notes to the Financial Statements

KokiCare, Inc.
Statements of Cash Flows

		For the Period from
		April 24, 2015
	For the Year	(inception)
	Ended	through
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net loss	$(29,748)	$(512)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities
Other current assets	(26)	-
Accounts payable	634	-
Accrued liabilities	470	-
Other long-term liabilities	(8)	8
Net cash used in operating activities	(28,678)	(504)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable - related party	-	10,000
Proceeds from issuance of convertible notes payable	20,000	-
Proceeds from sale of common shares	-	5,100
Net cash provided by financing activities	20,000	15,100

Net Decrease in Cash and Cash Equivalents	(8,678)	14,596
Cash and Cash Equivalents at Beginning of Period	14,596	-
Cash and Cash Equivalents at End of Period	$5,918	$14,596

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to the Financial Statements

KokiCare, Inc.

June 30, 2016

Notes to the Financial Statements

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

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for material and testing costs for research and development. There was no research and development for the year ended June 30, 2016 or the period from April 25, 2015 (inception) through June 30, 2015.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended June 30, 2016 or the period from April 25, 2015 (inception) through June 30, 2015.

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

The Company issued convertible promissory notes on April 5, 2016 and May 12, 2016 in the aggregate of $20,000 (see Note 3). The promissory notes are potentially dilutive due to their convertible features; however, due to the net loss for the reported periods, the notes were determined to be non-dilutive.

There were no other potentially dilutive common shares outstanding for the year ended June 30, 2016 or the period from April 25, 2015 (inception) through June 30, 2015.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Note Payable - Related Party

Related Party Note Payable

On June 15, 2015, the Company issued an unsecured note payable in the amount of $10,000 to a relative of the CEO. The note accrues interest at 2% per annum and is payable on or before June 15, 2017. The outstanding balance including accrued interest at June 30, 2016 and June 30, 2015 was $10,210 and $10,008, respectively.

Convertible Notes Payable

On April 5, 2016, the Company entered into a Securities Purchase Agreement (“SPA”) in connection with the issuance of a convertible promissory note (“Note 1”) in the aggregate principal amount of $5,000. The Note matures on October 2, 2016.

On May 12, 2016, the Company entered into a Securities Purchase Agreement (“SPA”) in connection with the issuance of a convertible promissory note (“Note 2”) in the aggregate principal amount of $15,000. The Note matures on November 8, 2016.

Note 1 and Note 2 bear interest at 8% per annum and together with all accrued interest, are convertible into shares of the Company’s common stock at a price equal to 60% multiplied by the average of the lowest three (3) trading prices for the Common Stock during the ten (10) trading day period prior to the date of conversion; provided, however, that in no event shall the holder convert any portion of the notes which would result in beneficial ownership of more than 4.99%. The SPAs and the Notes contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies. The outstanding balances on Note 1 and Note 2 at June 30, 2016 were $5,095 and $15,165, respectively. No beneficial conversion feature was recorded on Note 1 or Note 2 because the Company’s stock had not traded as of June 30, 2016.

The Notes may be accelerated by the holder in the event of default and the rate of interest on the Notes will increase to 24% per annum, retroactive to the date of issuance. The Notes are direct financial obligations of the Company and are considered current liabilities of the Company for accounting purposes.

Note 4 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2016 and 2015, and a net loss and net cash used in operating activities for the year ended June 30, 2016 and the period from April 25, 2015 (inception) through June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock

As of June 30, 2016 and 2015, there were 10,320,000 shares issued and outstanding.

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

Note 6 – Income Tax Provision

Deferred Tax Assets

As of June 30, 2016 and 2015, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $29,790 and $504 that may be available to reduce future years’ taxable income through 2036. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax asset of approximately $10,129 at June 30, 2016 and $171 at June 30, 2015 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $9,958 for the year ending June 30, 2016 and $171 for the period from April 25, 2015 (inception) through June 30, 2015.

Components of deferred tax assets at June 30, 2016 and 2015 were as follows:

	June 30, 2016	June 30, 2015
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$10,129	$171

Less valuation allowance	(10,129)	(171)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the year Ended June 30, 2016	For the Period from April 25, 2015 (inception) through June 30, 2015

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were no reportable subsequent events to be disclosed.