Form 10-Q
period 2016-09-30
KokiCare, Inc.
filed 2016-11-14
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of issuer's common stock outstanding as of November 12, 2016 was 10,320,000.

KOKICARE, INC.

TABLE OF CONTENTS

Part I – Financial Information	3

Part II – Other Information	12

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KokiCare, Inc.
Condensed Balance Sheets

	September 30 2016	June 30, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,941	$5,918
Other current assets	26	26
Total current assets	2,967	5,944
TOTAL ASSETS	$2,967	$5,944
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$6,341	$634
Accrued liabilities	924	470
Note payable – related party	10,000	10,000
Convertible notes payable	20,000	20,000
Total current liabilities	37,265	31,104
Total liabilities	37,265	31,104
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares
authorized, 10,320,000 issued and outstanding	1,032	1,032
Additional paid-in capital	4,068	4,068
Retained deficit	(39,398)	(30,260)
Total stockholders' equity (deficit)	(34,298)	(25,160)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,967	$5,944

See notes to the Financial Statements

KokiCare, Inc.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended September 30,
	2016	2015

Net revenue	$-	$-
Operating expenses
General and administrative	8,684	6,140
Total operating expenses	8,684	6,140
Loss from operations	(8,684)	(6,140)
Interest expense - related party	(454)	(50)
Provision for income taxes	-	-
Net loss	$(9,138)	$(6,190)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)
Weighted-average number of common shares
Basic and diluted	10,320,000	10,320,000

See notes to the Financial Statements

KokiCare, Inc.
Condensed Statement of Cash Flows
(unaudited)

	For the Three Months Ended September 30,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(9,138)	$(6,190)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities
Accounts payable	5,707	-
Accrued liabilities	454	50
Net cash used in operating activities	(2,977)	(6,140)

Net Decrease in Cash and Cash Equivalents	(2,977)	(6,140)
Cash and Cash Equivalents at Beginning of Period	5,918	14,596
Cash and Cash Equivalents at End of Period	$2,941	$8,456

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to the Financial Statements

KokiCare, Inc.

September 30, 2016

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

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for material and testing costs for research and development. There was no research and development for the three months ended September 30, 2016.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three months ended September 30, 2016.

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

The Company issued convertible promissory notes on April 5, 2016 and May 12, 2016 in the aggregate of $20,000 (see Note 3). The promissory notes were potentially dilutive due to their convertible features; however, due to the net loss for the reported periods, the notes were determined to be non-dilutive.

There were no other potentially dilutive common shares outstanding for the for the three months ended September 30, 2016.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Notes Payable

Note Payable - Related Party

On June 15, 2015, the Company issued an unsecured note payable in the amount of $10,000 to a relative of the CEO. The note accrues interest at 2% per annum and is payable on or before June 15, 2017. The outstanding balance including accrued interest at September 30, 2016 and June 30, 2016 was $10,261 and $10,210, respectively.

Convertible Notes Payable

On April 5, 2016, the Company entered into a Securities Purchase Agreement (“SPA”) in connection with the issuance of a convertible promissory note (“Note 1”) in the aggregate principal amount of $5,000. The Note matured on October 2, 2016.

On May 12, 2016, the Company entered into a Securities Purchase Agreement (“SPA”) in connection with the issuance of a convertible promissory note (“Note 2”) in the aggregate principal amount of $15,000. The Note matured on November 8, 2016.

Note 1 and Note 2 bear interest at 8% per annum and together with all accrued interest, are convertible into shares of the Company’s common stock at a price equal to 60% multiplied by the average of the lowest three (3) trading prices for the Common Stock during the ten (10) trading day period prior to the date of conversion; provided, however, that in no event shall the holder convert any portion of the notes which would result in beneficial ownership of more than 4.99%. The SPAs and the Notes contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies. The outstanding balances on Note 1 and Note 2 at September 30, 2016 were $5,196 and $15,467, respectively. No beneficial conversion feature was recorded on Note 1 or Note 2 because the Company’s stock had minimal trading as of September 30, 2016.

The Notes may be accelerated by the holder in the event of default and the rate of interest on the Notes will increase to 24% per annum, retroactive to the date of issuance. The Notes are direct financial obligations of the Company and are considered current liabilities of the Company for accounting purposes.

On November 10, 2016, Note 1 was restructured as a non-convertible promissory note and Note 2 was paid in full (see Note 7 – Subsequent Events).

Note 4 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2016, and a net loss and net cash used in operating activities for the three months ended September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock

As of September 30, 2016 and June 30, 2016, there were 10,320,000 shares issued and outstanding.

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

Note 6 – Income Tax Provision

Deferred Tax Assets

As of September 30, 2016 and June 30, 2016, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $38,474 and $29,790 that may be available to reduce future years’ taxable income through 2036. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax asset of approximately $13,081 at September 30, 2016 and $10,129 at June 30, 2016 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $2,952 for the three months ending September 30, 2016 and $2,088 for the three months ending September 30, 2015.

Components of deferred tax assets at September 30, 2016 and June 30, 2016 are as follows:

	September 30, 2016	June 30, 2016
Net deferred tax assets

Expected income tax benefit from NOL carry-forwards	$13,081	$10,129

Less valuation allowance	(13,081)	(10,129)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Three Months Ended September 30,
	2016	2015

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

On November 10, 2016, the Company retired the convertible promissory note originally issued on May 12, 2016 with the principal amount of $15,000. The total payment was $15,602 and included accrued interest of $602.

On November 10, 2016, the Company restructured the convertible promissory note originally issued on April 5, 2016 with principal amount of $5,000 into a non-convertible promissory note. The new note bears interest at 12% per annum and is due and payable together with all accrued interest on January 31, 2017,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations – for the three months ended September 30, 2016 and 2015

Overview:

We reported a net loss of $9,138 and $6,190 for the three months ended September 30, 2016 and 2015, respectively.

Revenues:

Revenue for the three months ended September 30, 2016 and 2015 respectively was $0.

General and Administrative Expenses:

General and administrative expenses were $8,684 and $6,140 for the three months ended September 30, 2016 and 2015, respectively.

General and administrative expenses included professional fees of $7,823 and $6,000 for the three months ended September 30, 2016 and 2015, respectively. Professional fees consisted of legal, accounting and consulting services.

Interest:

Interest expense for the three months ended September 30, 2016 and 2015 was $454 and $50, respectively.

Assets and Liabilities:

As of September 30, 2016, we had total current assets of $2,967 and current liabilities of $37,265.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

September 30,
2016

Cash and cash equivalents	$2,941
Working capital	$(34,298)

For the three months ended September 30, 2016, our sources and uses of cash were as follows:

Net Cash Used by Operating Activities

We experienced negative cash flow from operating activities for the three months ended September 30, 2016 in the amount of $2,977. The net cash used by operating activities was primarily attributable to our net loss from our operations.

Net Cash Used in Investing Activities

There were no cash flows from investing activities during the three months ended September 30, 2016.

Net Cash Used by Financing Activities

There were no cash flows from financing activities during the three months ended September 30, 2016.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016 and June 30, 2016, there were 10,320,000 shares issued and outstanding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

KOKICARE, INC.

(Registrant)

/s/ Jason Lane
Jason Lane
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director Date: November 14, 2016