Form 10-K
period 2016-12-31
AIT Therapeutics, Inc.
filed 2017-03-31
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 333-207220

AIT THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3812456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Ilan Ramon, Science Park Ness Ziona, Israel	7403635
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +972.8.684.3313

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2016: $396,000 as based on last reported sales price of such stock on June 30, 2016. The voting stock held by non-affiliates on that date consisted of 13,200 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 2, 2017, there were 6,163,043 shares of common stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference

None.

AIT Therapeutics, Inc.

PART I

PART I

Explanatory Note

Forward Looking Statements

This Annual Report includes forward-looking statements. These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated under the name KokiCare, Inc. on April 28, 2015 in the State of Delaware. From inception through the end of the period covered by this Annual Report, we were in the discovery and planning phase to develop a real-time, SaaS-based enterprise software application to manage the integration, planning, tracking and management of healthcare assets, which include, people, supplies, clinical data, relationships, and financial resources of healthcare organizations.

Unless otherwise noted, all references to the “Company”, “KokiCare”, “we”, “us” or “our” refer to KokiCare Inc. prior to consummation of the Merger (as defined below).

As a result of not materially beginning our operations as of December 31, 2016, from inception through December 31, 2016, we were a shell company as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). As a shell company, we did not have material operations and had assets consisting solely of cash and cash equivalents.

The Merger and Reverse Acquisition

On December 29, 2016, the Company entered into an Agreement and Plan of Merger, which, as amended, we refer to as the Merger Agreement, together with Red Maple Ltd., a wholly owned subsidiary of KokiCare, Inc., referred tdo as Merger Sub, and Advanced Inhalation Therapies (AIT) Ltd. which we refer to as AIT Ltd. The Merger Agreement provided for (i) the merger of Merger Sub with and into AIT Ltd. pursuant to the laws of the State of Israel, referred to as the Israeli Merger, and (ii) the conversion of the ordinary shares and other outstanding securities of AIT Ltd. into the right to receive shares and other applicable securities of the Company, with AIT Ltd. surviving as a wholly owned subsidiary of the Company, which we refer to as the Merger. The Israeli Merger became effective on December 29, 2016 and the Merger closed on January 13, 2017.

Prior to consummation of the Merger, effective as of January 9, 2017, the Company amended its Certificate of Incorporation, which we refer to as the Amended and Restated Certificate of Incorporation to (i) change its name from “KokiCare, Inc.” to “AIT Therapeutics, Inc.”, (ii) increase its capitalization to provide for the issuance of up to 100,000,000 shares of its common stock and up to 10,000,000 shares of preferred stock, par value $0.0001 per share; and (iii) effect a one-for-100 reverse stock split of the common stock. On January 9, 2017, the Company’s Board of Directors declared a $2.50 per share cash dividend to its stockholders of record as of January 9, 2017, and the Company repurchased 90,000 shares of its common stock (on a post-reverse stock split basis) at a price of $0.2667 per share from its principal stockholder, Jason Lane.

The Merger is being accounted for as a reverse merger and recapitalization. AIT Ltd. is the acquirer for financial reporting purposes, and the Company is the acquired company.

Unless otherwise indicated, all information contained in this Annual Report on Form 10-K with respect to periods prior to the date on which we consummated the Merger relates solely to Kokicare, without regard to the Merger.

Our offices are located at 2 Ilan Ramon, Science Park, Ness Ziona, 7403635 Israel, telephone number +972.8.684.3313.

Business Overview

General

Prior to the Merger, we were in the discovery and planning phase to develop a real-time, SaaS-based enterprise software application to manage the integration, planning, tracking and management of healthcare assets, which include, people, supplies, clinical data, relationships, and financial resources of healthcare organizations.

During the year ended December 31, 2016, we were led by Mr. Jason Lane, who has served in various capacities in the public, private, and non-profit sectors with over 20 years of sales, marketing, finance, management, manufacturing and leadership experience. Mr. Lane obtained his MBA in 2005 and is the Director of Sales, North America – West Region for ClearStructure Financial Technology, a software and technology firm catering to the investment management industry.

Intellectual Property

From inception through December 31, 2016, we did not hold any patents, trademarks or other registered intellectual property on services or processes relating to our business at this time. With the exception of the domain name KokiCare.com and software applications to be developed in the future, we do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Employees

From inception through December 31, 2016, we had one employee, our CEO and president, Mr. Jason Lane, who devoted part-time services to the Company. We did not have a written employment contract or agreement with Mr. Jason Lane. Additionally, Mr. Jason Lane received no compensation from us for his services.

Available Information

We file reports under the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

ITEM 1A – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

As of December 31, 2016, our executive offices were located at 26716 Via Colina, Stevenson Ranch, CA 91381. Our telephone number was (661) 753-6330 and the office space was provided free of charge by Mr. Lane. After the Merger, our executive offices are located at the offices of AIT, Ltd. at 2 Ilan Ramon, Science Park, Ness Ziona, 7403635 Israel, telephone number +972.8.684.3313.

ITEM 3 – LEGAL PROCEEDINGS

We are not current involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We effected a reverse stock split of our outstanding common stock, at the ratio of 100-to-1, on January 9, 2017 in connection with the Merger. Unless the context indicates or otherwise requires, all share numbers and share price data included in this Annual Report on Form 10-K relating to our common stock have been adjusted to give effect to this reverse stock split.

On December 31, 2016, our common stock was quoted on the OTC Markets under the symbol “KKIC”. After the Merger, our common stock symbol on OTC Markets changed to “AITB”. As of the close of business on December 31, 2016, there were 37 stockholders of record of our common stock, and 103,200 shares were issued and outstanding (adjusted for the above-referenced stock split). The last reported price for our common stock was $30.00 per share, which OTC Markets reported on September 27, 2016.

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

Dividends and Distributions

As of December 31, 2016, we had never paid any cash dividends on our common stock. On January 9, 2017, in connection with the Merger, our Board of Directors declared a $2.50 per share cash dividend to our stockholders of record as of January 9, 2017, and we agreed to repurchase 90,000 shares of our common stock (on a post-reverse stock split basis) at a price of $0.2667 per share from our principal stockholder, Jason Lane. We do not expect to pay any further cash dividends for the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016, there were no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclaimer Regarding Forward Looking Statements

In this document we make a number of statements, referred to as “forward-looking statements”, that are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. The safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions. When reading any forward looking-statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

●	whether or not our products receive the necessary certifications from the Food and Drug Administration (the “FDA”) and other regulatory bodies;

●	whether or not markets for our products develop and, if they do develop, the pace at which they develop;

●	our ability to attract and retain the qualified personnel to implement our growth strategies;

●	our ability to fund our short-term and long-term operating needs;

●	changes in our business plan and corporate strategies; and

●	other risks and uncertainties discussed in greater detail in the sections of this document.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this document as well as other public reports filed with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this document to reflect new events or circumstances unless and to the extent required by applicable law.

Overview

We were incorporated as “KokiCare, Inc.” on April 24, 2015 under the laws of the State of Delaware. From inception through December 31, 2016, we were in the discovery and planning phase to develop a real-time, SaaS-based enterprise software application to manage the integration, planning, tracking and management of healthcare assets, which include, people, supplies, clinical data, relationships, and financial resources of healthcare organizations.

On December 29, 2016, the Company entered into the Merger Agreement, together with Merger Sub and AIT Ltd. The Merger Agreement provided for (i) the merger of Merger Sub with and into AIT Ltd. pursuant to the laws of the State of Israel, referred to as the Israeli Merger, and (ii) the conversion of the ordinary shares and other outstanding securities of AIT Ltd. into the right to receive shares and other applicable securities of the Company, with AIT Ltd. surviving as a wholly owned subsidiary of the Company, which we refer to as the Merger. The Israeli Merger became effective on December 29, 2016 and the Merger closed on January 13, 2017.

Prior to consummation of the Merger, effective as of January 9, 2017, the Company amended its Amended and Restated Certificate of Incorporation to (i) change its name from “KokiCare, Inc.” to “AIT Therapeutics, Inc.”, (ii) increase its capitalization to provide for the issuance of up to 100,000,000 shares of its common stock and up to 10,000,000 shares of preferred stock, par value $0.0001 per share; and (iii) effect a one-for-100 reverse stock split of the common stock. On January 9, 2017, the Company’s Board of Directors declared a $2.50 per share cash dividend to its stockholders of record as of January 9, 2017, and the Company repurchased 90,000 shares of its common stock (on a post-reverse stock split basis) at a price of $0.2667 per share from its principal stockholder, Jason Lane.

The Merger is being accounted for as a reverse merger and recapitalization. AIT Ltd. is the acquirer for financial reporting purposes, and the Company is the acquired company.

Because the Merger occurred after December 31, 2016, the disclosure related to that transaction is contained in a Current Report on Form 8-K filed with the Commission on January 20, 2017. As a result, this management discussion and analysis covers our operations as they existed at December 31, 2016, without regard for the Merger or AIT Ltd.’s operations.

Results of Operations – for the Year Ended December 31, 2016 and the Period from April 24, 2015 (inception) through December 31, 2015

Overview:

We reported a net loss of $68,247 for the year ended December 31, 2016 and $10,399 for the period from April 25, 2015 (inception) through December 31, 2015.

Revenues:

Revenue for the year ended December 31, 2016 and the period from April 25, 2015 (inception) through December 31, 2015 respectively was $0.

General and Administrative Expenses:

General and administrative expenses were $67,148 for the year ended December 31, 2016 and $10,291 for the period from April 25, 2015 (inception) through December 31, 2015.

General and administrative expenses included professional fees of $64,443 for the year ended December 31, 2016 and $9,542 for the period from April 25, 2015 (inception) through December 31, 2015. Professional fees consisted of legal, accounting and consulting services. The increase in legal fees in 2016 was largely related to work performed in connection with the Merger.

Interest Expense:

Interest expense for the year ended December 31, 2016 and the period from April 24, 2015 through December 31, 2015 was $895 and $0, respectively.

Interest Expense-Related Party:

Interest expense-related party for the year ended December 31, 2016 and the period from April 24, 2015 through December 31, 2015 was $204 and $108, respectively.

Assets and Liabilities:

As of December 31, 2016, we had total current assets of $67 and current liabilities of $73,613. As of December 31, 2015, we had total current assets of $5,559 and current liabilities of $750.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,	December 31,
	2016	2015

Cash and cash equivalents	$41	$5,533
Working capital (deficit)	$(73,546)	$4,809

For the year ended December 31, 2016 and the period from April 25, 2015 (inception) through December 31, 2015, our sources and uses of cash were as follows:

Net Cash Provided By (Used In) Operating Activities

Our net cash used provided by (used in) operating activities for the year ended December 31, 2016 and the period from April 25, 2015 (inception) through December 31, 2015, was $1,908 and ($9,567), respectively. The net cash provided by operating activities in 2016 was primarily attributable to our net loss of ($68,247), adjusted by changes in operating assets and liabilities of accounts payable of $40,956, other current liabilities of $28,994, and accrued interest-related party of $205. The net cash used in operating activities in 2015 was primarily attributable to our net loss of ($10,399) adjusted by changes in operating assets and liabilities of accounts payable of $750, other current assets of ($26), and accrued interest-related party of $108.

Net Cash Used In Investing Activities

There were no cash flows from investing activities during the year ended December 31, 2016 or the period from April 25, 2015 (inception) through December 31, 2015.

Net Cash Provided By (Used In) Financing Activities

Our net cash provided by (used in) financing activities for the year ended December 31, 2016 and the period from April 25, 2015 (inception) through December 31, 2015, was ($7,400) and $15,100, respectively. The net cash used in investing activities in 2016 was primarily attributable to proceeds from issuance of notes payable of $20,000, offset by payment to retire notes payable of ($20,000) and payment to retire notes payable-related party of ($7,400). The net cash provided by investing activities in 2015 was primarily attributable to proceeds from issuance of notes payable-related party of $10,000, and proceeds from sale of common shares of $5,100.

Going Concern

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Financial Statements for recent accounting pronouncements.

There were various other accounting standards and interpretations recently issued, none of which are expected to have a material impact on our financial position, operations or cash flows.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2016, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer (our Principal Financial Officer) do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer (our Principal Financial Officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c) Remediation of Material Weaknesses

Following consummation of the Merger, we believe that we now have in place appropriate personnel to appropriately address our disclosure controls and procedures and our internal control over financial reporting.

(d) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2016.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors, director nominees, and executive officers as of March 21, 2017, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position
Steven A. Lisi	46	Chairman
Amir Avniel	43	President and Chief Executive Officer and Director
Hai Aviv	35	Chief Financial Officer
David Grossman	42	Director
Ari Raved	62	Director
Jerome B. Zeldis	65	Director
Ron Bentsur	51	Director
Yossef Av-Gay	55	Director

Ron Bentsur, Director

Ron Bentsur joined AIT Ltd. in August 2015 and serves as Chairman of the Board. Mr. Bentsur has served as Chief Executive Officer and Director of UroGen Pharma, Ltd. since August 2015. From 2009 through April 2015, Mr. Bentsur served as Chief Executive Officer and Director of Keryx Biopharmaceuticals, Inc. Mr. Bentsur’s tenure as CEO of Keryx Biopharmaceuticals culminated in the September 2014 FDA approval of Auryxia TM (ferric citrate) and its December 2014 U.S. launch. Prior to joining Keryx Biopharmaceuticals, Inc., from 2006 to 2009, Mr. Bentsur served as Chief Executive Officer of XTL Biopharmaceuticals, Ltd. Prior to that, Mr. Bentsur served as Vice President Finance and Chief Financial Officer of Keryx Biopharmaceuticals, Inc., as Director of Technology Investment Banking at Leumi Underwriters, where he was responsible for all technology and biotechnology private placement and advisory transactions, and as a New York City based investment banker, primarily at ING Barings Furman Selz. Mr. Bentsur holds a B.A. in Economics and Business Administration with distinction from the Hebrew University of Jerusalem and an M.B.A., magna cum laude, from New York University’s Stern Graduate School of Business. Mr. Bentsur also serves as Director of Stemline Therapeutics, Inc.

Steven A. Lisi, Chairman

Steven Lisi has served on our Board since January 13, 2017, and has served on the Board of AIT Ltd., our wholly-owned subsidiary, since June, 2016.  Mr. Lisi was previously Senior Vice President of Business and Corporate Development at Flamel Technologies (FLML), where he was instrumental in restructuring the company and transforming it from $100,000,000 in enterprise value to $1billion in three years.  Mr. Lisi raised $121 million in equity, led the sale of Flamel’s contract manufacturing facility, rationalized the product pipeline, refocused the business development effort, transformed the investor base and established Flamel’s presence in Ireland.  Prior to his position with Flamel, Mr. Lisi spent 18 years investing in healthcare companies on a global basis at Mehta and Isaly (now OrbiMed), SAC Capital (portfolio manager), Millennium Partners (portfolio manager), Panacea Asset Management (co-owner) and Deerfield Management (Partner).  Mr. Lisi serves on the Board of Mico Innovations, a next generation coronary and neurovascular stent company and on the Board of Incysus Ltd, a transformational cell therapy company targeting solid tumors.  Mr. Lisi received his Masters in International Business from Pepperdine University.

Amir Avniel, Chief Executive Officer and Director

Amir Avniel has served on AIT Ltd.’s Board since 2011 and became AIT Ltd.’s Chief Executive Officer in August 2014.  He has served on our Board and became our Chief Executive Officer on January 13, 2017.  He has more than ten years of management experience in the biotechnology industry. From 2013 through 2014, Mr. Avniel served as Strategy and Business Development of A.B. Seeds, a wholly owned subsidiary of Monsanto Company. Mr. Avniel served as the Chief Executive Officer of Rosetta Green Ltd. from 2010 through 2013 and led Rosetta Green in its acquisition by Monsanto. He also served as the president and the Chief Executive Officer of Rosetta Genomics from 2006 to 2009, and Mr. Avniel is a named inventor in over 20 patent applications. He studied computer science at the Academic College of Tel Aviv - Jaffa Israel and earned a Bachelor’s degree in Social Sciences and Humanities - from Open University in Israel. Prior to his academic studies, he served as an officer in the Israel Defense Force, where he was awarded four commendations for excellence.

Ari Raved, Director

Mr. Ari Raved served as a Senior Vice President of IDB Development Corporation Limited., a subsidiary of IDB Holding Corp. Ltd. from 2004 to 2014. Mr. Raved served as the Vice President of IDB Development Corporation. He served as the Chairman of Bartan Holdings and Investments Ltd. from 2006 to 2014. He serves as a Director of Modiin Energy Limited Partnership. Mr. Raved has been a Director of the Company. since 2012. He served as a Director of Property & Building Corp. Ltd., from May 15, 2012 to December 14, 2015. He served as a Director of Gav-Yam Land Corporation Ltd. He served as a Director of Modiin Energy - LP. from 2006 until 2014 he was the Chairman of the Board at Bartan Holdings and Investments Ltd.  Mr. Raved holds a Degree in Social Sciences and Masters of Arts in Labor Studies from Tel Aviv University.

David Grossman, Director

David Grossman has served on AIT Ltd.’s board since February 2016 and our Board since January 13, 2017. Mr. Grossman serves on Ltd’s audit committee and compensation committees and we intend to have him serve in the same capacities with us once we form those Board committees. Since 2016, Mr. Grossman has served as Chairman of the Board and Chief Executive Officer at D-Pharm Ltd. (TASE: DPRM). Since 2015, Mr. Grossman has served on the board of Amnis Therapeutics Ltd. (TASE: AMNS) (formerly ITGI Medical Ltd.) and since 2014 is an External Director at Cellect Biotechnology Ltd. (NASDAQ, TASE: APOP). From 2014 to 2016, Mr. Grossman served as the Chairman of Algomizer Ltd. (TASE: ALMO). Mr. Grossman previously served as Chief Executive Officer at XTL Biopharmaceuticals Ltd. (NASDAQ: XTLB, TASE: XTL), from 2009 until 2014 and was also a member of the board from 2009 until 2013. He served as a Vice President of Eurocom Investments LP, a private equity fund, from 2006 to 2009. Also during that time, Mr. Grossman served as Vice President of Sahar Investments Ltd, (TASE: ENLT; formerly SAIN) which focused on investments in the life sciences arena. Prior to that, Mr. Grossman was a Senior Analyst at Israel Health Care Ventures (IHCV), an Israeli healthcare venture capital fund. Mr. Grossman has previously served on a number of boards of public companies including Proteologics Ltd. (TASE: PRTL) and InterCure Ltd. (TASE: INCR) from 2012 to 2013, Rosetta Green Ltd. (TASE: RSTG) from 2011 to 2014, Bio Light Israeli Life Science Investments Ltd. (TASE: BOLT) from 2009 to 2011, and Gilat Satcom Ltd. (AIM: GLT) from 2007 to 2008. Mr. Grossman received a BA in Business Administration with a focus on information technology, from the Interdisciplinary Center Herzliya.

Yossef Av-Gay, Director

Professor Yossef Av-Gay, PhD, co-founded AIT Ltd. in 2011 and became a director of AIT Ltd. at that time. Prof. Av-Gay became AIT Ltd’s Chief Scientific Officer in 2012, and was AIT Ltd’s Chairman from January 2014 until July 2015. Prof. Av-Gay has been one of our directors and our Chief Scientific Officer since January 13, 2017.  He has been a professor of microbiology at the UBC, Faculty of Medicine and the Division of Infectious Diseases since 1997. He is engaged in basic research in microbial genetics and biochemistry of microorganisms, and his research focuses on translational research of bacterial pathogens aiming at antimicrobial drug development. He is a consultant to several pharmaceutical and biotechnology companies, and is a member of the scientific review panels of the Canadian Institute of Health Research (since 2010), the French Agence Nationale de la Rechereche (since 2008), Innovative Medicine Innovations, the U.S. National Institutes of Health (since 2010), the European Commission FP6, FP7 (since 2002) and Horizon 2020 (since 2014). Dr. Av-Gay received a B.Sc. in biology, a M.Sc. in microbiology and a Ph.D. in molecular microbiology from Tel Aviv University.

Jerome B. Zeldis, Director

Jerome B. Zeldis, M.D., Ph.D., joined AIT Ltd’s Board in September 2015 and our Board on January 13, 2017. Dr. Zeldis is currently Chief Medical Officer and President of Clinical Research and Regulatory for Sorrento Therapeutics.  From February, 1997 to June 2016, Dr. Zeldis held progressively important positions of responsibility at Celgene Corporation, including Senior Vice President of Clinical Research and Medical Affairs, Chief Medical Officer of Celgene Corporation and CEO of Celgene Global Health. Since June 2011, he has served on the board of directors of Soligenix, Inc., and on the board of directors of Alliqua, Inc. and Bionor Pharma ASA since May 2012. In addition, Dr. Zeldis has previously served as Assistant Professor of Medicine at Harvard Medical School, Associate Professor of Medicine at the University of California, Davis, Clinical Associate Professor of Medicine at Cornell Medical School and Professor of Clinical Medicine at the Robert Wood Johnson Medical School. Dr. Zeldis received an A.B. and M.S. from Brown University and an M.Phil., M.D. and Ph.D. in Molecular Biophysics and Biochemistry (immunochemistry) from Yale University.

Hai Aviv, Chief Financial Officer

Hai Aviv has served as our Chief Financial Officer since February 28, 2017. Mr. Aviv joined the Company from Babylon Ltd., a publicly-traded Israeli company listed on the Tel Aviv Stock Exchange and operating in the fields of internet, risk capital investments and software, where he was most recently the Chief Financial Officer.  In his role he was actively involved in mergers, acquisitions, and investments.  From 2010 to 2013, Mr. Aviv was Babylon’s Corporate Controller.  From 2005 to 2010, he was a manager at the Ernst & Young Accounting Firm of Kost Forer, Gabbay & Kasierer, in Tel Aviv, working predominantly with the high-tech team.  Mr. Aviv is a Certified Public Accountant, and holds a Bachelor of Arts degree in Business and Accounting, and an MBT in Business and Taxation from The College of Management, Israel.

Term of Office of Directors

Our directors are elected at each annual meeting of stockholders for a term of one year.  Each director shall serve until his successor is duly elected and qualified or until his earlier death, resignation or removal.

Family Relationships

There are no family relationships among any of our current or former directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees, promoters or control persons has been involved in any legal proceeding in the past ten years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2016, we had no securities registered under Section 12 of the Exchange Act; therefore, no holders of our common stock were required to file reports pursuant to Section 16(a) of the Exchange Act.

Indemnification of Directors and Officers

Article Six of our Bylaws provides that, to the fullest extent permitted by law, no director or officer shall be personally liable to the corporation or its shareholders for damages for breach of any duty owed to the corporation or its shareholders. In addition, the corporation shall have the power, in its bylaws or in any resolution of its stockholders or directors, to indemnify the officers and directors of the corporation against any liability as may be determined to be in the best interests of this corporation, and in conjunction therewith, to buy, at the corporation’s expense, policies of insurance.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11 – EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2016;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2016 who had total compensation exceeding $100,000; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2016,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2016 and 2015, are set out in the following summary compensation table:

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last three fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jason Lane	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CFO, COO, Secretary(1)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
_______________

(1)	Jason was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary and Director at our inception on April 24, 2015.

Employment Contracts

As of December 31, 2016, we did not have employment agreements with our employees.

Long-Term Incentive Plans. As of December 31, 2016, we did not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

Employee Pension, Profit Sharing or other Retirement Plans. As of December 31, 2016, we did not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Director Compensation

The following table sets forth director compensation for 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jason Lane	-0-	-0-	-0-	-0-	-0-	-0-	-0-

No director received compensation for the fiscal years December 31, 2016 and December 31, 2015. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2016:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jason Lane	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding stock options or stock appreciation rights granted to our executive officers and directors at December 31, 2016.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended December 31, 2016.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 27, 2017, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. Percentage computations are based on 6,176,243 shares of our common stock outstanding as of March 20, 2017.

Under the terms of the warrants identified in the table below (the “Warrants”), no holder may exercise a Warrant to the extent such exercise would cause such holder, together with its affiliates and any other persons acting as a group with such holder or any of its affiliates, to have acquired a number of shares of common stock which would exceed 4.99% (subject to increase to 9.985% on 61 days’ notice and otherwise in accordance with the Warrants) of our then outstanding common stock, excluding for purposes of such determination shares of common stock issuable upon exercise of Warrants that have not been exercised (such limitation, the “Ownership Cap”).  The share numbers set forth in the table below do not reflect the Ownership Cap; however, the percentages set forth below reflect the Ownership Cap.

	Common Stock(1)
Name and Address of Beneficial Owner(2)	Shares Beneficially Owned		Percent of Class
5% Owners
Deerfield Special Situations Fund, L.P.	1,250,001	(3)	6.7	%(4)
Mor Research Applications	358,433	(5)	5.8%

Executive Officers and Directors
Ron Bentsur	63,768	(6)	1.0%
Amir Avniel	526,272	(7)	8.5%
Yossef Av-Gay	367,135	(8)	5.9%
Racheli Vizman	94,604	(9)	1.5%
Hai Aviv	-		*
David Grossman	9,823	(10)	*
Ari Raved	744,842	(11)	12.0%
Jerome B. Zeldis	12,730	(12)	*
Steven A. Lisi	125,001	(13)	2.0	%(13)
Executive Officers and Directors as a Group (Nine persons)	1,944,175		29.5%
______________

*	Less than one percent (1.0%).
(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock includes for each person or entity shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person or entity that are currently exercisable or will become exercisable or convertible within 60 days following February 27, 2017. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.
(2)	The address of these persons, unless otherwise noted, is 2 Ilan Ramon, Science Park, Ness Ziona, 7403635, Israel.
(3)	Includes 833,334 shares of common stock issuable upon exercise of warrants without giving effect to the Ownership Cap. Deerfield Mgmt, L.P. is the general partner of Deerfield Special Situations Fund, L.P. Deerfield Management Company, L.P. is the investment manager of Deerfield Special Situations Fund, L.P. Mr. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt, L.P. and Deerfield Management Company, L.P. Deerfield Mgmt, L.P., Deerfield Management Company, L.P. and James E. Flynn may be deemed to beneficially own the securities held by Deerfield Special Situations Fund, L.P. The business address of Deerfield Special Situations Fund, L.P. is c/o Deerfield Management Company, L.P., 780 Third Avenue, 37th Floor, New York, NY 10017.
(4)	This percentage gives effect to the Ownership Cap. Deerfield Special Situations Fund, L.P. and the other persons named in footnote (3) disclaim beneficial ownership of the shares underlying the Warrants as a result of the Ownership Cap.
(5)	Includes Warrants to purchase 16,666 shares of common stock.
(6)	Includes Warrants to purchase 50,000 shares of common stock.
(7)	Includes Warrants to purchase 43,334 shares of common stock.
(8)	Includes Warrants to purchase 3,332 shares of common stock.
(9)	Includes Warrants to purchase 90,269 shares of common stock.
(10)	Includes Warrants to purchase 8,157 shares of common stock.
(11)	Includes Warrants to purchase 116,666 shares of common stock.
(12)	Includes RSUs and options to purchase 12,730 shares of common stock.
(13)	Includes Warrants to purchase 83,334 shares of common stock.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in Section 2(a)(1) of the 1940 Act. There are no classes of stock other than common stock issued or outstanding. The Company does not have an investment advisor.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment or Service Agreements with Executive Officers; Consulting and Directorship Services Provided by Directors

The following information sets forth the information required by Item 404 of Regulation S-K as of March 20, 2017, which is after giving effect to the Merger. All references below to the “Company”, “we”, “us” and “our” refer to the Company following the Merger, and references to periods prior to the date of the Merger refer to transactions effected by AIT Ltd.

Our employment and service agreements with our executive officers and directors contain provisions standard for a company in our industry regarding non-competition, confidentiality of information and assignment of inventions.

Chairman of the Board of Directors Agreement with Ron Bentsur

On August 3, 2015, the Company entered into an agreement with Mr. Bentsur to serve as the Company's chairman of the Board of Directors pursuant to which, among other things, the Company will pay as compensation and benefits upon consummation of an Initial Public Offering ("IPO") (i) an annual retainer of $75,000 to be paid on equal installments and (ii) 492,624 restricted ordinary shares of the Company with vesting schedule of 50% if such shares are to be vested after the six month anniversary of the completion of an IPO and the remaining 50% of such shares after the 18 month anniversary of the completion of an IPO. Upon the closing of a change of control transaction, as defined in the agreement, the unvested options shall be accelerated and vested immediately. The term of the agreement is for a period of three years from the effective date.

Directors Agreement with Steven A. Lisi

On June 24, 2016, the Board of Directors of AIT Ltd., appointed Steven Lisi to serve as a Member of its Board of Directors, effective as of June 24, 2016.

On June 24, 2016 the Company entered into agreement with Mr. Lisi to serve as the Company's member of the Board of Directors pursuant to which, among other things, the Company will pay as compensation and benefits upon consummation of a Financing Round in the United States (“Financing Round”) (i) an annual retainer of $40,000 to be paid on equal monthly installments; (ii) one-time bonus amounted to $150,000 with 30 days from completion of the Financing Round ("One-Time Bonus") and (iii) restricted shares equal to 3% of all issued and outstanding fully diluted shares of the Company after the completion of the Financing Round (including any green shoe or similar) with vesting schedule of 33.33% of such shares to be vested immediately upon the completion of a Financing Round, 33.33% of such shares to be vested after 6 month anniversary of the completion of a Financing Round and the remaining 33.33% of such shares after 12 month anniversary of the completion of a Financing Round. Upon the closing of a change of control transaction, as defined in the agreement, the unvested options shall be accelerated and vested immediately. The One-Time Payment has been paid on January 27, 2017.

The agreement shall commence as of the Effective Date and shall continue for a period of three years, subject to earlier termination as defined in the agreement.

In January, the board of directors approved an additional fee payable to Mr. Lisi in an amount equal to $18,000 per month.

Employment Agreement with Mr. Amir Avniel, CEO

On October 1, 2014, we entered into a service agreement with Amir Avniel, employing him to provide the Company with professional Chief Executive Officer services, effective as of October 1, 2014.

Under the agreement, Mr. Avniel was entitled to an amount of 55,485 NIS per month. In addition to the monthly fee, Mr. Avniel would have been entitled, in consideration of the services to be provided by Mr. Avniel to the Company during the “test the water” and “road show” stages, as part of the Company’s ongoing efforts to achieve an initial public offering during the 2014 and 2015 calendar years, to receive (i) a one-time additional fee in the amount of $5,000; and (ii) in the event that the Company succeeds in achieving and consummating the initial public offering during the 2014 and 2015 calendar years, a one-time additional fee of $5,000.

On September 17, 2015, we entered into an employment agreement with Amir Avniel, employing him on a full-time basis as our Chief Executive Officer, effective as of January 1, 2016. Under the agreement, Mr. Avniel was entitled to a base salary of $15,800 per month.

In addition, Mr. Avniel shall be entitled to receive an annual cash bonus, provided that he is still employed by the Company on the date of payment thereof (the “Payment Date”), subject to certain milestones and performance targets to be determined by the Board of Directors at its sole discretion. In addition to the foregoing, and subject to the terms and conditions set forth herein, the Employee shall be entitled to receive a cash bonus of $50,000 upon the closing of a Qualified Financing (as hereinafter defined), provided that he is still employed by the Company on the Payment Date (the “Qualified Financing Bonus”). The Qualified Financing Bonus shall be payable in cash. The term “Qualified Financing” shall mean the earlier of (i) the sale and issuance by the Parent Company of equity and/or debt securities in which the Parent Company shall receive gross proceeds of at least $10 million; or (ii) the closing of an underwritten public offering of the Parent Company's securities in which the Parent Company shall receive gross proceeds of at least $10 million.

In October 31, 2016, the Company's Chief Executive Officer has waived all his requirements for certain debts of the Company to him in total amount of $304,000.

Directors Agreement with David Grossman

On February 4, 2016, the Board of Directors approved the appointment of Mr. Grossman as a Director of the Company. Mr. Grossman shall be entitled to (i) 14,476 options of the Company with annual period over three years and (ii) an annual retainer of $25,000 subject to the consummation of an IPO.

Consulting Agreement with Yossef Av-Gay

On December 15, 2012, the Company signed an agreement (which was amended on October 21, 2014) with Mr. Yossef Av-Guy, who is one of the Company's directors. According to the agreement and amendment, Mr. Yossef Av-Guy served as the Company's Chief Scientific Officer for a monthly retainer of $7,500. Mr. Av-Gay’s employment as the Company's Chief Scientific Officer was terminated on March 1, 2016.

Directors Agreement with Jerome B. Zeldis

On August 31, 2015, the Board of Directors approved the appointment of Mr. Zeldis as a Director of the Company. Mr. Zeldis is entitled to (i) 23,919 options of the Company with annual vesting over three years, (ii) 11,781 Restricted Shares Units with annual vesting over three years and (iii) an annual retainer of $40,000 subject to the consummation of Initial Public Offering.

Employment Agreement with Hai Aviv, CFO

On January 26, 2017, the Board of Directors of the Company, appointed Mr. Hai Aviv to serve as the Company’s Chief Financial Officer, effective as of February 28, 2017.

In connection with Mr. Aviv’s appointment as CFO, Mr. Aviv entered into an employment agreement with the Company’s wholly owned subsidiary, AIT Ltd., providing for annual compensation in an amount equal to 420,000 New Israeli Shekels (NIS), or approximately $113,400, based on an exchange rate of $0.27 per NIS. Severance and disability benefits are generally provided as required under Israeli law. Additionally, Mr. Aviv is entitled to a grant of options to purchase 50,000 shares of the Company’s common stock, par value $0.0001, per share, subject to the Board’s adoption of an equity compensation plan and due authorization of such grant. Under the employment agreement, Mr. Aviv has also agreed to customary non-disclosure and non-competition covenants, and either party may terminate the employment agreement upon 90-days prior written notice to the non-terminating party.

Corporate Governance

As of December 31, 2016, our Board of Directors consisted of Jason Lane. As of December 31, 2016, we did not have any directors that qualified as “independent directors” as the term is used in NASDAQ rule 5605(a)(2).

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2016 and December 31, 2015 for professional services rendered by Heaton & Company, PLLC for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees and Audit Related Fees	$14,650	$3,750
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$14,650	$3,750

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Heaton & Company, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Heaton & Company, PLLC’s independence.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

For a list of financial statements and supplementary data filed as part of this Annual Report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer (filed herewith).

32.2*	Section 1350 Certification of Chief Accounting Officer (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIT Therapeutics, Inc.

Dated: March 30, 2017	By:	/s/ Amir Avniel
	Name:	Amir Avniel
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2017	By:	/s/ Hai Aviv
	Name:	Hai Aviv
	Its:	Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2017	By:	/s/Steven A. Lisi
	Name:	Steven A. Lisi
	Its:	Executive Chairman of the Board of Directors

Dated: March 30, 2017	By:	/s/ Amir Avniel
	Name:	Amir Avniel
	Its	Director

Dated: March 30, 2017	By:	/s/ David Grossman
	Name:	David Grossman
	Its	Director

Dated: March 30, 2017	By:	/s/ Ari Raved
	Name:	Ari Raved
	Its:	Director

Dated: March 30, 2017	By:	/s/ Jerome B. Zeldis
	Name:	Jerome B. Zeldis
	Its:	Director

Dated: March 30, 2017	By:	/s/ Ron Bentsur
	Name:	Ron Bentsur
	Its:	Director

Dated: March 30, 2017	By:	/s/ Yossef Av-Gay
	Name:	Yossef Av-Gay
	Its:	Director

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Heaton & Company, PLLC

240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523 heatoncpas.com

To The Board of Directors and Stockholders

AIT Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of AIT Therapeutics, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from April 24, 2015 (inception) through December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIT Therapeutics, Inc. as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years ended December, 2016 and 2015 and the period from April 25, 2015 (inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Heaton & Company, PLLC

Farmington, Utah

March 30, 2017

AIT Therapeutics, Inc. (formerly KokiCare, Inc.)

Consolidated Balance Sheets

As of December 31,

	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$41	$5,533
Other current assets	26	26
Total current assets	67	5,559
TOTAL ASSETS	$67	$5,559
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$41,706	$750
Other current liabilities	28,994	-
Note payable - related party	2,600	-
Accrued interest - related party	313	-
Total current liabilities	73,613	750
Note payable - related party	-	10,000
Accrued interest - related party	-	108
Total liabilities	73,613	10,858
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 103,200 issued and outstanding	10	10
Additional paid-in capital	5,090	5,090
Retained deficit	(78,646)	(10,399)
Total stockholders' equity (deficit)	(73,546)	(5,299)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$67	$5,559

See notes to the Consolidated Financial Statements

AIT Therapeutics, Inc. (formerly KokiCare, Inc.)

Consolidated Statements of Operations

	For the Year Ended December 31, 2016	For the Period from April 24, 2015 (inception) through December 31, 2015

Net revenue	$-	$-
Operating expenses
General and administrative	67,148	10,291
Total operating expenses	67,148	10,291
Loss from operations	(67,148)	(10,291)
Interest expense	(895)	-
Interest expense - related party	(204)	(108)
Provision for income taxes	-	-
Net loss	$(68,247)	$(10,399)

Net loss per common share
Basic and diluted	$(0.66)	$(0.10)
Weighted-average number of common shares
Basic and diluted	103,200	100,280

See notes to the Consolidated Financial Statements

AIT Therapeutics, Inc. (formerly KokiCare, Inc.)

Consolidated Statement of Stockholders' Equity (Deficit)

For the Period from April 24, 2015 (inception) through December 31, 2016

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at April 24, 2015	-	$-	-	$-	$-	$-	$-
Issuance of common shares for cash to founder at $0.01 per share	-	-	90,000	9	891	-	900
Issuance of common shares for cash at $0.10 per share	-	-	10,000	1	999	-	1,000
Issuance of common shares for cash at $1.00 per share	-	-	3,200	-	3,200	-	3,200
Net loss	-	-	-	-	-	(10,399)	(10,399)
Balance at December 31, 2015	-	-	103,200	10	5,090	(10,399)	(5,299)
Net loss	-	-	-	-	-	(68,247)	(68,247)
Balance at December 31, 2016	-	$-	103,200	$10	$5,090	$(78,646)	$(73,546)

See notes to the Consolidated Financial Statements

AIT Therapeutics, Inc. (formerly KokiCare, Inc.)

Consolidated Statements of Cash Flows

	For the Year Ended	For the Period from April 24, 2015 (inception) through
	December 31, 2016	December 31, 2015

Cash Flows from Operating Activities
Net loss	$(68,247)	$(10,399)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Other current assets	-	(26)
Accounts payable	40,956	750
Other current liabilities	28,994	-
Accrued interest - related party	205	108
Net cash provided by (used in) operating activities	1,908	(9,567)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	20,000	-
Payment to retire notes payable	(20,000)	-
Proceeds from issuance of notes payable - related party	-	10,000
Payment to retire notes payable - related party	(7,400)	-
Proceeds from sale of common shares	-	5,100
Net cash provided by financing activities	(7,400)	15,100

Net Increase in Cash and Cash Equivalents	(5,492)	5,533
Cash and Cash Equivalents at Beginning of Period	5,533	-
Cash and Cash Equivalents at End of Period	$41	$5,533

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$895	$-
Cash paid for income taxes	$-	$-

See notes to the Consolidated Financial Statements

AIT Therapeutics, Inc. (formerly KokiCare, Inc.)

December 31, 2016

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

AIT Therapeutics, Inc.

AIT Therapeutics, Inc. (“AITT” or the “Company”) was incorporated on April 24, 2015 as KokiCare, Inc. under the laws of the State of Delaware. On December 29, 2016, the name of the Company was changed to AIT Therapeutics, Inc. On November 6, 2016, the Company formed a wholly-owned subsidiary in Israel named Red Maple Ltd.

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

Fiscal Year-End

The Company initially elected June 30th as its fiscal year ending date. On January 9, 2017, the Company elected to change its fiscal year ending date to December 31.

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

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for material and testing costs for research and development. There was no research and development during the year ended December 31, 2016 or for the period from April 24, 2015 (inception) through December 31, 2015.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 during the year ended December 31, 2016 or for the period from April 24, 2015 (inception) through December 31, 2015.

Net Income (Loss)per Common Share

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

There were no potentially dilutive common shares outstanding as of December 31, 2016 or 2015.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Notes Payable

Notes Payable – Related Party

On June 15, 2015, the Company issued an unsecured note payable in the amount of $10,000 to a relative of the CEO. The note accrues interest at 2% per annum and is payable on or before June 15, 2017. On December 29, 2016 and January 6, 2017 the Company made payments of $7,400 and $2,913, respectively to retire the related party note. The January 6, 2017 payment included accrued interest of $313. The outstanding balance including accrued interest was $2,913 and $10,108 as of December 31, 2016 and 2015, respectively.

Notes Payable

On April 5, 2016, the Company entered into a Securities Purchase Agreement in connection with the issuance of a convertible promissory note in the aggregate principal amount of $5,000. The note carried interest of 8% per annum and was convertible into shares of the Company’s common stock at a discount. On November 10, 2016, the Company restructured the convertible promissory note into a non-convertible promissory note with interest of 12% per annum. On December 5, 2016 the Company retired the note. The total payment was $5,294 and included accrued interest of $294.

On May 12, 2016, the Company entered into a Securities Purchase Agreement in connection with the issuance of a convertible promissory note in the aggregate principal amount of $15,000. The note carried interest of 8% per annum and was convertible into shares of the Company’s common stock at a discount. On November 10, 2016, the Company retired the convertible promissory note. The total payment was $15,602 and included accrued interest of $601.

Note 4 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2016 and a net loss for the year ending December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Stockholders’ Deficit

Shares Authorized

The total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Ten Million (110,000,000) shares of which Ten Million (10,000,000) shares are Preferred Stock, par value $0.0001 per share, and One Hundred Million (100,000,000) shares are Common Stock, par value $0.0001 per share.

Effective December 29, 2016, the Company effected a 1-for-100 reverse stock split of its outstanding common stock. The split is reflected retrospectively in these footnotes and the accompanying financial statements.

Common Stock

As of December 31, 2016, there were 103,200 shares issued and outstanding.

On April 28, 2015, the Company sold 90,000 shares of common stock to the founder of the Company at $0.01 per share, or $900 in aggregate for cash.

On May 15, 2015, the Company sold a total of 10,000 shares of common stock to three (3) investors at $0.10 per share, or $1,000 in aggregate for cash.

Between June 2, 2015 and June 24, 2015, the Company sold 3,200 shares of common stock to thirty-three (33) investors at $1.00 per share, or $3,200 in aggregate for cash.

All shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

Note 6 – Income Tax Provision

Deferred Tax Assets

The Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $78,338 and $10,291 as of December 31, 2016 and 2015, respectively. The NOL carry-forwards may be available to reduce future years’ taxable income through 2036. No tax benefit has been recorded with respect to this net operating loss carry-forward in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax asset of approximately $26,634 and $3,499 at December 31, 2016 and 2015, respectively, was not considered more likely than not and accordingly, the potential tax benefit of the net loss carry-forward is offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $23,135 during the year ended December 31, 2016.

Components of deferred tax assets at December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$78,338	10,291

Less valuation allowance	(78,338)	(10,291)

Deferred tax assets, net of valuation allowance	$-	-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2016	For the Period from April 25, 2015 (inception) through December 31, 2015

Federal statutory income tax rate	34.0%	34.0%

Increase (reduction) in income tax provision resulting from:

Net operating loss (“NOL”) carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

On January 6, 2017 the Company made a payment $2,913 to retire the related party note payable with original principal balance of $10,000. The payment included accrued interest of $313.

Merger Agreement

On January 13, 2017, the Company, a wholly- owned subsidiary of the Company, Red Maple Ltd. (“Merger Sub”), and Advanced Inhalation Therapies (AIT) Ltd. (“AIT, Ltd”) closed the transaction that was the subject of an Agreement and Plan of Merger and Reorganization dated December 29, 2016, as amended by that Amendment No. 1 to the Merger Agreement dated January 12, 2017 (the “Merger Agreement”). The Merger Agreement provided for (i) the merger of Merger Sub with and into AIT, Ltd (the “Israeli Merger”), and (ii) the exchange of AIT Ltd,’s shareholders’ shares of AIT Ltd. Ordinary Shares for shares of the Company’s common stock along with the other conditions set forth in the Merger Agreement, culminating with AIT, Ltd surviving the transaction in the Israeli Merger being a wholly-owned subsidiary of AITT (the “Merger”). The Israeli Merger was consummated on December 29, 2016 and the Merger closed on January 13, 2017.

Immediately prior to the Merger, the Company received a $320,000 cash purchase price from AIT Ltd. and used the cash purchase price to (i) pay off all the liabilities of the Company as of the Closing of the Merger, (ii) issued a cash dividend of $2.50 per share to its shareholders as of immediately prior to the closing of the Merger, and (iii) acquired 90,000 (post-split) shares of its common stock from Jason Lane, the Company’s sole officer and director, for $25,000.

At the closing of the Merger (i) Jason Lane resigned from all positions he held with the Company, (ii) the Company appointed seven members to the Company’s Board of Directors, namely, Ron Bentzur, Dr. Jerome B. Zeldis, David Grossman, Amir Anviel, Prof. Yossef Av-Gay, Ari Raved, and Steven Lisi, and (iii) the Company assumed all AIT Ltd.’s obligations under certain Securities Purchase and Registration Rights Agreements dated December 29, 2016 (the “SPAs”) entered into by and between AIT Ltd. and a number of investors investing approximately $10 Million in connection with the closing of Merger pursuant to the terms of an Amended and Restated Agreement for the Transfer and Assumption of Obligations Under the Securities Purchase and Registration Rights Agreements dated January 12, 2017.

After the closing of the Merger, the Company’s new Board of Directors appointed Amir Avniel as its Chief Executive Officer and Chief Financial Officer, David Grossman as its Secretary and Ron Bentzur as its Chairman of the Board; and the changed its fiscal year end from June 30th to December 31st.

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no additional reportable subsequent events to be disclosed.

