Form 10-Q
period 2017-03-31
AIT Therapeutics, Inc.
filed 2017-05-15
CIK 1641631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-55759

AIT Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3812456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Ilan Ramon, Science Park
Ness Ziona, Israel	7403635
(Address of principal executive offices)	(Zip Code)

+972.8.684.3313
(Registrant’s telephone number, including area code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 15, 2017, there were 6,290,664 shares of common stock, par value $0.0001 per share (“Common Stock”), outstanding.

AIT THERAPEUTICS, INC.
INDEX TO FORM 10-Q FILING
 FOR THE PERIOD ENDED MARCH 31, 2017

Table of Contents

AIT THERAPEUTICS, INC.
U.S. DOLLARS IN THOUSANDS
(Except shares and per share amounts)

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

AIT THERAPEUTICS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

U.S. DOLLARS IN THOUSANDS

UNAUDITED

AIT THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2017	2016
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,141	$7
Other accounts receivables and prepaid expenses	177	78

Total current assets	7,318	85

NON-CURRENT ASSETS:

Deferred private placement costs	-	90
Property and equipment, net	80	61

Total non-current assets	80	151

TOTAL ASSETS	$7,398	$236

The accompanying notes are an integral part of the interim consolidated financial statements

AIT THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2017	2016
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Bank Loan	$27	$39
Trade payables	548	528
Other accounts payable	857	1,093
Loans from related parties and others	208	379

Total current liabilities	1,640	2,039

NON-CURRENT LIABILITIES:
Convertible notes	-	2,895
Liability related to warrants	4,886	-

Total non-current liabilities	4,886	2,895

TOTAL LIABILITIES	6,526	4,934

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):

Common Stock, $0.0001 par value per share -
100,000,000 and 11,665,085 shares authorized at March 31, 2017 (unaudited) and December 31, 2016 respectively; 6,290,663 and 2,207,449 shares issued and outstanding shares at March 31, 2017 (unaudited) and December 31, 2016, respectively	1	1
Preferred Stock, $0.0001 par value per share -
10,000,000 shares authorized at March 31, 2017 (unaudited) and December 31, 2016; 0 issued and outstanding shares at March 31, 2017 (unaudited) and December 31, 2016	-	-
Treasury shares	(25)	-
Additional paid- in capital	20,752	8,874
Deficit accumulated	(19,856)	(13,573)

Total shareholders' equity (deficiency)	872	(4,698)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$7,398	$236

The accompanying notes are an integral part of the interim consolidated financial statements

AIT THERAPEUTICS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS

U.S. dollars in thousands, (except share and per share data)

	Three months ended March 31,
	2017	2016
	Unaudited

Operating expenses:
Research and development expenses	$1,439	$224
General and administrative expenses	2,121	274
Costs related to aborted IPO	-	425

Operating loss	3,560	923

Financial expense, net	2,717	339

Loss before taxes on income	6,277	1,262

Tax on income	6	11

Net loss	6,283	1,273

Net basic and diluted loss per share	$1.12	$0.58

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	5,617,762	2,207,449

The accompanying notes are an integral part of the consolidated financial statements

AIT THERAPEUTICS, INC.
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands, except share and per share data

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total stockholders' Equity
	Number	Amount	Shares	Capital	Deficit	(Deficiency)

Balance as of January 1, 2016	2,207,449	$1	$-	$8,028	$(9,853)	$(1,824)

Modification of Consultants' warrants to purchase Common Stock	-	-	-	94	-	94
Waiver of salary by AIT's CEO	-	-	-	304	-	304
Stock-based compensation related to options granted to employees and non-employees	-	-	-	243	-	243
Stock-based compensation related to RSU's granted to Board of Directors' member	-	-	-	28	-	28
Beneficial conversion feature in respect to Convertible Notes	-	-	-	177	-	177
Net loss	-	-	-	-	(3,720)	(3,720)

Balance as of December 31, 2016	2,207,449	1	-	8,874	(13,573)	(4,698)
			-
Shares issued with respect to reverse merger of AITT Inc.	103,200	*)-	-	(295)		(295)
Treasury shares	(90,000)	*)-	(25)	-	-	(25)
Stock-based compensation related to options granted to employees and non-employees	-	-	-	65	-	65
Stock-based compensation related to RSU's granted to Board of Directors' member	3,927	*)-	-	4	-	4
Issuance of restricted shares to members of the Board of Directors	856,909	*)-	-	1,329		1,329
Issuance of warrants to service provider	-	-	-	480	-	480
Issuance of Common Stock, net of issuance costs	1,812,110	*)-	-	6,322	-	6,322
Conversion of Convertible Notes into Common Stock upon the merger	1,397,068	*)-	-	3,973		3,973
Net loss	-	-	-	-	(6,283)	(6,283)

Balance as of March 31, 2017 (unaudited)	6,290,663	$1	$(25)	$20,752	$(19,856)	$872

*) Represents an amount lower than $1

The accompanying notes are an integral part of the interim consolidated financial statements

AIT THERAPEUTICS, INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2017	2016
	Unaudited
Cash flows from operating activities

Net loss	$(6,283)	$(1,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	6
Stock-based compensation, warrants, RS and RSU's	1,877	188
Issuance of Common Stock to finder upon the conversion of Convertible Notes	18	-
Amortization of beneficial conversion feature and debt issuance costs in the Convertible Notes	1,046	242
Issuance cost related to warrants to investors and placement agent	457	-
Issuance of additional warrants granted to investors	2,434
Revaluation of warrants to purchase Common Stock	(1,308)	-
Imputed interest on Convertible Notes, loans from related parties and bank loan	30	71
Change in:
Receivables and prepaid expenses	(99)	6
Trade payables	20	102
Other accounts payable	(410)	116
Deferred IPO costs that was aborted	-	352

Net cash used in operating activities	(2,212)	(190)

Cash flows from investing activities

Purchase of property and equipment	(25)	-
Purchase price that has been paid upon the reverse merger	(295)	-

Net cash used in investing activities	(320)	-

Cash flows from financing activities

Proceeds from loan from related parties and others	57	-
Maturity of loan from related parties and others	(241)	-
Proceeds from issuance of Convertible Note	-	41
Proceeds from bank loan	-	204
Repayment of bank loan	(14)	(154)
Proceeds from issuance of units consist of Common Stock and warrants, net of issuance costs	9,889	-
Treasury shares	(25)	-

Net cash provided by financing activities	9,666	91

Change in cash and cash equivalents	7,134	(99)
Cash and cash equivalents at the beginning of the period	7	129

Cash and cash equivalents at the end of the period	$7,141	$30

Supplemental disclosure of non‑cash financing activities:

Conversion of Convertible Notes into Common Stock	$3,955	$-

The accompanying notes are an integral part of the interim consolidated financial statements

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 1:-	GENERAL

a.
AIT Therapeutics, Inc. ("AITT" or the "Company") was incorporated on April 24, 2015 as KokiCare, Inc. under the laws of the State of Delaware. On January 9, 2017, the name of the Company was changed to AIT Therapeutics, Inc.

Advanced Inhalation Therapies (AIT) Ltd. ("AIT") was incorporated in Israel on May 1, 2011 and commenced its operations in May, 2012. AIT is an emerging Israeli drug development company focusing on the development and commercialization of nitric oxide formulations for the treatment of respiratory infections and diseases. The AIT pipeline includes therapies intended to treat respiratory infections in acute and chronic diseases, such as bronchiolitis (RSV), cystic fibrosis (CF) and NTM in CF patients.

On August 29, 2014, AIT established a wholly-owned subsidiary, Advanced Inhalation Therapies (AIT) Inc. ("Inc."), a Delaware corporation. Its principal business activity is to provide executive management and administrative support functions to AIT.

b.	Reverse merger:

On December 29, 2016, KokiCare Inc. entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”), together with Red Maple Ltd., a wholly owned subsidiary of KokiCare Inc., ("Merger Sub"), and AIT. The Merger Agreement provided for (i) the merger of Merger Sub with and into AIT pursuant to the laws of the State of Israel (the "Israeli Merger"), and (ii) the conversion of the ordinary shares and other outstanding securities of AIT into the right to receive shares and other applicable securities of AITT, with AIT surviving as a wholly owned subsidiary of AITT (the "Merger"). The Israeli Merger became effective on December 29, 2016 and the Merger closed on January 13, 2017 (the "Closing").

Prior to consummation of the Merger, effective as of January 9, 2017:

1.
The Company received a $320 cash purchase price (the "Purchase Price") from AIT and used the cash purchase price to (i) pay off all the liabilities of the Company as of the Closing of the Merger, (ii) issued a cash dividend of $2.50 per share to its stockholders as of immediately prior to the closing of the Merger, and (iii) acquire 90,000 (on a post-reverse stock split basis) shares of its common stock, par value $0.0001 per share (“Common Stock”) from the Company’s prior sole officer and director, for $25.

2.
KokiCare Inc. adopted its Amended and Restated Certificate of Incorporation ("COI") to (i) change its name from "KokiCare Inc." to "AIT Therapeutics Inc.", (ii) increase its capitalization to provide for the issuance of up to 100,000,000 shares of its Common Stock and up to 10,000,000 shares of Preferred Stock, par value $0.0001 per share; and (iii) effect a one-for-100 reverse stock split of the Common Stock.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 1:-	GENERAL (Cont.)

In connection with the closing of the Merger, all outstanding ordinary shares, warrants and options of AIT were converted into the rights to receive shares of AITT's Common Stock, warrants and stock options, respectively, at a ratio of 1:1.

On December 31, 2016, Kokicare's Common Stock was quoted on the OTC Markets under the symbol "KKIC". After the Merger, AITT's Common Stock symbol on OTC Markets changed to "AITB".

The Merger was accounted for as a reverse recapitalization which is outside the scope ASC 805, "Business Combinations". Under reverse capitalization accounting, AIT is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the interim consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization at the equity of the accounting acquirer. These interim consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of AIT since inception.

c.
Since its inception, the Company has devoted substantially most of its effort to business planning, research and development. The Company has incurred a net loss and had negative cash flow from operating activities of $6,283 and $2,212, respectively, for the three month period ended March 31, 2017, and had an accumulated deficit of $19,856 as of March 31, 2017. These conditions among others raise substantial doubts about the Company's ability to continue as a going concern. The Company's ability to continue to operate is dependent upon raising additional funds to finance its activities. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products.

The consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	The significant accounting policies applied in the annual consolidated financial statements of AIT as of December 31, 2016 are applied consistently in these interim consolidated financial statements.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Warrants to purchase Common Stock:

The Company accounted for warrants to purchase shares of its Common Stock held by investors which include down round protection provisions as a liability according to the provisions of ASC 815-40, "Derivatives and Hedging Contracts in Entity's Own Equity" ("ASC 815"). The Company measures the warrants at fair value by using the Black-Scholes model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company's statement of comprehensive loss as financial expense (income), net.

c.	Treasury shares:

Shares held by the Company are presented as a reduction of equity, at their cost to the Company as treasury stock, until such shares are retired and removed from the account.

d.	Impact of recently issued accounting pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The update simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows and forfeiture rate calculation. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016 for public entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted however all of the guidance must be adopted in the same period.

The Company adopted ASU 2016-09 in the current interim consolidated financial statements using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. There wasn’t a material impact of the Company's interim consolidated financial statements of As a result of this adoption.

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 4:-	BANK LOAN

On September 15, 2016, AIT entered into loan agreement with a commercial bank for a loan in an aggregate principal amount of $52 with imputed interest in an average rate of 5.1% with monthly payments over 12 installments. As of March 31, 2017, principal and accrued interest outstanding under this loan aggregated $27.

NOTE 5:-	CONVERTIBLE NOTES

Starting December 2013 and until December 31, 2016, AIT entered into Convertible Notes Agreements ("Agreement") and received an aggregate amount of $3,342 ("Convertible Notes"), of which $892 was from related parties as of December 31, 2016 (see also Note 9d).

With respect to the Convertible Notes, AIT applied ASC 470, "Debt with Conversion and Other Options" ("ASC 470"), pursuant to which AIT recognized and measured the Beneficial Conversion Feature ("BCF") in the Convertible Notes at the commitment date by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature is calculated on the commitment date using the effective conversion price. The discount resulting from the BCF is amortized over the life of the Convertible Notes through financial expenses unless mandatorily converted earlier.

In September and October 2016, the Convertible Notes' terms were modified such that subject to and effective to immediately upon the consummation of transaction whereby AIT’s ordinary shares shall become quoted on the OTC market, the holders of the Convertible Notes elected to convert the Convertible Notes and the outstanding accrued interest to 1,397,068 Ordinary Shares of AIT. Following the conversion, the holders no longer have any rights or claims under the Agreement. AIT accounted for this amendment as modification according to ASC 470-50 "Modifications and Extinguishments".

The Convertible Notes balance consists of the following:

	March 31,	December 31,
	2017	2016
	Unaudited

Opening balance	$2,895	$1,552
Receipt of Convertible Notes	-	184
BCF in respect of Convertible Notes	-	(177)
Amortization of BCF	1,031	1,034
Amortization of debts issuance costs	15	16
Imputed interest	14	286
Conversion of Convertible Notes into Common Stock	(3,955)	-

	$-	$2,895

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 6:-	FAIR VALUE MEASUREMENT

On January 13, 2017, upon the closing of the Merger (see also Note 1b) all Convertible Notes and the accrued interest were converted into 1,397,068 (including 6,473 shares that have been issued as a finders’ fee) shares of Common Stock of the Company, and the remaining BCF and capitalized debts issuance costs were amortized immediately into statement of comprehensive loss as finance expenses (see also Note 8c3).

ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value.

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -
inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company accounted for the warrants issued to investors which included, among others, down round protection provisions as a non-current liability according to provisions of ASC 815-40, "Derivatives and Hedging - Contracts in Entity`s Own Equity", ("ASC 815"). The Company will measure the warrants at fair value in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company`s statement of comprehensive loss as financial income or expense, as appropriate. The warrants are classified as level 3 (See also Note 8c1).

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 6:-	FAIR VALUE MEASUREMENT (Cont.)

The Company used the following assumptions to estimate the Investors' and warrants:

	March 31,	February 17,	January 13,
	2017	2017	2017
	Unaudited

Risk-free interest rate (1)	1.93%	1.87%	1.89%
Expected volatility (2)	75.2%	75.2%	75.2%
Expected life (in years) (3)	5-4.75	5.00	5.00
Dividend yield (4)	0%	0%	0%

Fair value per warrant	$1.39-1.34	$1.43	$2.02

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of comparable companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.

The changes in Level 3 liabilities associated with the warrants that were issued to investors are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of March 31, 2017 (unaudited):

Fair value of liability related to warrants
Unaudited

Balance at January 1, 2017	$-

Fair value of warrants granted to investors and placement agent	3,760
Fair value of additional warrants granted to investors	2,434
Revaluation of warrants to purchase Common Stock	(1,308)

Balance at March 31, 2017 (unaudited)	$4,886

As of March 31, 2017, none of the warrants granted have been exercised.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 6:-	FAIR VALUE MEASUREMENT (Cont.)

In addition, the Company’s financial instruments also include cash and cash equivalents, other accounts receivable, trade payables and other accounts payables. As of March 31, 2017, the fair value of these financial instruments was not materially different from their carrying values due to the short-term maturities of such instruments.

NOTE 7:-	CONTINGENT LIABILITIES AND COMMITMENTS

a.
On October 22, 2013, AIT entered into a patent license agreement with a third party, pursuant to which AIT agreed pay to the third party a non-refundable upfront fee of $150 and is obligated to pay 5% royalties of any licensed product revenues, but at least $50 per annum during the royalty period. As of March 31, 2017, AIT did not record any revenues and therefore no royalties were paid or accrued.

b.
On March 4, 2015, AIT entered into an agreement with a gas supplier pursuant to which AIT granted the supplier exclusivity in the US market in exchange for gas supply for clinical studies for Bronchiolitis.

c.
In August 2015, AIT entered into an Option Agreement (the "Option Agreement") with a third party whereby AIT acquired on September 7, 2016 for $25 the Option to purchase certain intellectual property assets and rights (the "Option"). According to the Option Agreement, the Option was originally exercisable for a period of six months, starting August 2015 (which was extended in 2016 for a period which ended January 2017). AIT exercised the Option in January 2017 and paid an exercise price of $500.  Additionally, AIT is required to make certain one-time development and sales milestone payments  to the third party, starting from the date on which AIT receives regulatory approval for the commercial sale of its first product candidate.

In addition, immediately prior to the Merger, on January 13, 2017, AIT issued to the third party a warrant to purchase up to 178,570 ordinary shares of AIT at an exercise price of $4.8 for each share. This warrant was exchanged for a warrant to acquire shares of the Common Stock upon consummation of the Merger.  The warrant is exercisable, in whole or in part, until the seventh anniversary as of the date of grant of the warrant. During the three months period ended March 31, 2017, AIT recorded research and development expenses of $480 in respect to such warrant (see also Note 8j2).

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	STOCKHOLDERS' EQUITY (DEFICIENCY)

a.	Share capital:

The Common stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

b.	Effective December 29, 2016, the Company's Board of Directors and the stockholders approved a reverse stock split of the outstanding Common Stock, at the ratio of 100 for 1.

For accounting purposes, all Common Stock, warrants to purchase Common Stock and options to purchase Common Stock and loss per share amounts have been adjusted to give retroactive effect to this reverse share split for all periods presented in these consolidated financial statements. Any fractional shares resulting from the reverse share split will be rounded up to the nearest whole share.

c.	Issuance of Common Stock:

1.
In December 2016, AIT entered into a Securities Purchase and Registration Rights Agreement (the "SPA") pursuant to which AIT agreed to issue and sell purchased units in the minimum aggregate amount of $10,000 and up to maximum aggregate amount of $25,000.

Each purchased unit (each a “Unit”) comprised one Ordinary Share, NIS 0.01 par value per share, and one five-year warrant to purchase one Ordinary share at an exercise price of $6.9 per share but eligible to be exercised on cashless basis in the sole discretion of the holder.

Each Unit sold at a price of $6. The exercise price and the number of warrants are subject to non-standard anti-dilution protections clauses and therefore are accounted as non-current liability in the books.

Immediately prior to the Closing of the Merger, AIT received gross proceeds of approximately $10,210 ("Total Purchase Price") from new and existing investors ("Investors") (including $1,170 from certain principal shareholders, member of Board of Directors and AIT's chief executive officer) under the SPA by issuance of an aggregate 1,701,616 purchased Units. Direct and incremental costs related to the aforesaid SPA amounted to $1,049 ($931 out of which have been paid as of March 31, 2017). Such costs have been allocated between the Ordinary Shares and the issued Warrants.

Under the SPA, AIT was obligated to file, as soon as reasonably practicable, but in no event later than the 45th day following January 13, 2017 which was February 27, 2017 (the "Filing Deadline"), with the SEC, a registration statement on Form  S-1, the ("Registration Statement"), providing for the resale from time to time by the Investors of any and all registrable securities. The registration statement was filed on February 27, 2017.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

In addition, AIT agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective by the SEC as soon as practicable following such filing, but in no event later than the earlier of the 90th day following the date on which the Registration Statement is initially filed with the SEC and the fifth day following the date on which AIT is notified by the SEC that the Registration Statement will not be reviewed or will not be subject to further review (such earlier date, the "Effectiveness Deadline"). As of the issuance of these interim consolidated financial statements, the Registration Statement has not yet been declared effective by the SEC.

In addition, based on the terms of the SPA, because the issuance of Units by AIT, together with issuances of Units by the Company following the Merger, failed to raise aggregate gross proceeds of at least $15,000, the Company issued an additional 1,701,616 warrants to the Investors. Consequently, AIT recorded additional finance expenses amounted to $2,434.

2.
Following the aforementioned SPA in Note 8c1, in March 2017, the Company raised additional gross funds amounted to approximately $663 from new investors by issuance of an aggregate of 110,494 purchased units, each of which comprised one share of Common Stock and a warrant to acquire two shares of Common Stock at an exercise price of $6.9 per share. Direct and incremental costs related to such investment round amounted to $199 ($144 out of which have been paid as of March 31, 2017). In addition, the Company incurred additional costs amounted to $15 with respect to warrants that the Company is obligated to issue to the placement agent. These costs were allocated between the Common Stock and the issued Warrants.

3.
Following to Note 5, on January 13, 2017, all AIT's outstanding Convertible Notes and the accrued interest amounted to $3,955 were converted into 1,390,595 shares of Common Stock. In addition, AIT issued 6,473 Ordinary Shares as a finders’ fee upon the aforesaid conversion of the Convertible Notes. Consequently, the Company recorded finance expenses amounted to $18.

d.	Treasury shares:

Following to Note 1c1, the Company acquired 90,000 (on a post-reverse stock split basis) shares of its Common Stock from the Company’s prior sole officer and director, for $25.

e.	Stock options granted to employees:

In September and December 2013, AIT authorized through its 2013 Incentive Option Plan (the "2013 Plan"), the grant of options and Restricted Share Units ("RSU's") to officers, directors, advisors, management and other key employees. The options granted have generally between 2 to 4 years vesting terms and expire 10 years after the grant date. Certain options will be accelerated upon fulfillment of certain conditions.  The Company assumed the 2013 plan upon consummation of the Merger.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

A summary of the Company’s options activity for employees and directors under the 2013 Plan is as follows:

	Three months period ended March 31, 2017
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding at beginning of period	134,693	$3.31	8.99
Granted	150,000	6.0
Forfeited	(5,481)	4.44

Options outstanding at end of period	279,212	$4.73	8.86
Options exercisable at end of period	103,430	$2.71	7.40

As of March 31, 2017, the aggregated intrinsic value of outstanding and exercisable options is $206. The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Common Stock on the last day of first quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. This amount is impacted by the changes in the fair market value of the Company's shares of Common Stock.

f.	Options granted to non-employees:

AIT granted options to certain non-employees under the Company’s 2013 Plan and accounted for these options in accordance with ASC 505-50.

The outstanding options granted to non-employees are as follows:

Grant date	Number of options	Exercise price		Expiration date
September 8, 2013	17,080		$4.01	September 8, 2023
September 8, 2013	2,340	$	*)-	September 8, 2023
December 29, 2013	3,511		$4.01	December 29, 2023
April 8, 2014	9,158	$	*)-	April 8, 2024
July 24, 2014	2,492		$5.46	July 24, 2024
March 1, 2015	57,779		$5.46	March 1, 2025
October 20, 2015	12,456	$	*)-	October 20, 2025
December 1, 2015	11,210		$5.46	December 1, 2025
November 8, 2016	9,601		$0.01	November 8, 2026

	125,627

*)	Represents an amount lower than $1.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

g.	Stock-based compensation:

The Stock-based compensation expense recognized in the consolidated financial statements for services received from employees, directors and non-employees is shown in the following table:

	Three months ended March 31,
	2017	2016
	Unaudited

Research and development	$21	$63
General and administrative expenses	44	23

	$65	$86

Total weighted average grant date fair value of options grant in the three months periods ended March 31, 2017 was $1.67.

As of March 31, 2017, the total unrecognized estimated compensation cost related to non-vested stock options granted to employees, directors and non-employees is $310, which is expected to be recognized over a weighted average period of approximately 2 years.

h.	Issuance of RSU's:

On August 31, 2015, AIT's Board of Directors approved grant of 11,781 RSU's to one of the Board of Directors' members with a vesting schedule of three years from September 3, 2015. As of March 31, 2017, 3,927 Common Stock of AIT have been issued upon vesting of equivalent amount of RSU's. In addition, during the three months periods ended March 31, 2017 and 2016, expenses amounted to $4 and $8 have been recognized in the general and administrative expenses, respectively.

i.	Issuance of Restricted Shares ("RS"):

1.
On January 13, 2017, AIT issued 492,624 restricted shares of AIT to one of the directors of the Company, which will vest based on agreed terms. For the three months period ended March 31, 2017, the Company recorded general and administrative expenses of $544 in connection with the above grant.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

2.
On June 24, 2016, AIT entered into agreement with a certain individual to serve as AIT's member of the Board of Directors pursuant to which, among the others, AIT agreed to pay as compensation and benefits upon consummation of Financing Round in the United States (“Financing Round”) (i) an annual retainer of $40 to be paid on equal monthly installments; (ii) one-time bonus amounted to $150 with 30 days from completion of the Financing Round ("One-Time Bonus") and (iii) restricted stock equal to 3% of all issued and outstanding fully diluted shares of AIT after the completion of the Financing Round (including any green shoe or similar) with vesting schedule of 33.33% of such shares to be vested immediately upon the completion of a Financing Round, 33.33% of such shares to be vested after 6 month anniversary of the completion of a Financing Round and the remaining 33.33% of such shares after 12 month anniversary of the completion of a Financing Round. Upon closing change of control transaction, as defined in the agreement, the unvested options shall be accelerated and vested immediately. This agreement has a three-year term, subject to earlier termination as defined in the agreement.

During the three months period ended March 31, 2017, the One-Time Bonus has been paid and AIT issued 364,286 RS and recorded general and administrative expenses amounted to $785 respectively.

j.	Warrants:

1.
On October 3, 2013 ("Grant Date"), AIT granted warrants to a strategic adviser to purchase 85,474 ordinary shares of AIT with an exercise price of $8.19. Such warrant was fully vested on the Grant Date and eligible for exercise during a period of three years commencing as of the issuance of the warrants and ending on the third annual anniversary of the Grant Date ("Exercise Period"). In addition, the warrant will be expired in the event of an IPO or an acquisition of AIT unless it was already converted.

In January 2016, AIT's Board of Directors approved the extension of the Exercise Period by replacing the aforementioned original warrant with a new warrant exercisable until December 31, 2017 or until the fifth anniversary of the Grant Date if event of IPO was occurred until December 31, 2016. As of March 31, 2017 these warrant were not exercised.

AIT accounted for the extension of the Exercise Period pursuant to ASC 718 as a modification. Accordingly, additional compensation of $94 was calculated as the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified based on current circumstances and recorded incremental fair value as an immediate compensation expense in the general and administrative expenses in the statements of comprehensive loss during the three months period ended March 31, 2016.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

2.
Following to Note 7c, as of January 13, 2017, AIT accounted the warrants granted and held by third party pursuant to ASC 505-50 and measured the warrants at fair value according to the Black-Scholes model was approximately $480. Such amount was fully recognized during the three months period ended March 31, 2017 based on the vesting schedule of the warrants. The value of the warrant is based on the following assumptions: share price of $3.98, exercise price of $4.8, expected dividend rate of 0%, expected standard deviation of 75.23%, risk-free interest rates of 2.20% and expected life until exercise of 7 years.

3.
On February 20, 2017, AIT's Board of Directors approved the extension of the exercise period of options that have been granted to one of the Company’s officers by additional nine months from three months to one year from the termination date. AIT accounted for such extension pursuant to ASC 718 as a modification. Accordingly, additional compensation of $13 was calculated as the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified based on current circumstances and recorded incremental fair value as an immediate compensation expense.

NOTE 9:-        RELATED PARTY BALANCES AND TRANSACTIONS

Balances with related parties:

	March 31,	December 31,
	2017	2016
	Unaudited

Convertible Notes (d)	$-	$892

Other accounts payable (b), (c)	$43	$65

Loan from related parties (a)	$105	$379

Additional paid in capital (e)	$304	$304

Related parties' expenses:

	Three months ended March 31,
	2017	2016
	Unaudited
Amounts charged to:

General and administrative expenses (e), (f)	$100	$196

Research and Development expenses (b), (c)	$15	$82

Financial expense (a), (d)	$13	$35

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 9:-	RELATED PARTY BALANCES AND TRANSACTIONS (Cont.)

a.	On February 10, 2014, AIT signed a loan agreement with one of its stockholders for a total amount of $22. The loan bears an interest of 4% per annum.

In 2016 and 2017, AIT entered into loan agreement with existing stockholders pursuant to which AIT received amount of $340 and $57 ("Loan"), respectively, which bears an interest rate of 16% per annum and shall be fully repaid in 12 months from the date it was funded. In case that full payment of the Loan at any time within 90 days of the funding, a minimum interest rate of 4% of the Loan shall be paid along with the Loan principal.

During the three months period ended March 31, 2017, AIT repaid portion of the loan amounted to $241 to certain of its stockholders. In addition, AIT recorded expenses regarding all aforesaid loans in the amounts of $13.

On January 13, 2017, upon the closing of the Merger (see also Note 1b), the holding of certain of the above stockholders have been diluted, and they are no longer considered related parties as of March 31, 2017.

b.	On September 9, 2012, AIT signed a consultancy agreement (which was amended at November 8, 2012) with one of its stockholders. As of March 31, 2017 the consultant is not considered as related parties.

c.
On December 15, 2012, AIT signed a consultancy agreement (which was amended at October 21, 2014) with one of its stockholders. For the three months periods ended March 31, 2017 and 2016, AIT recorded expenses in the amount of $15 and $23, respectively.

d.
Commencing December 2013, AIT signed a certain convertible note agreements of which consideration of $892 was with related parties as of December 31, 2016 (see also Note 5). The Convertible notes bear an interest rate of 8% per annum compounded annually. Upon the closing of the Merger (see also Note 1b), all AIT's outstanding Convertible Notes were converted into 1,397,068 Common Stock. For the three months periods ended March 31, 2017 and 2016, AIT recorded finance expenses in the amounts of $13 and $3, respectively.

e.
On September 17, 2015, AIT entered into an employment agreement with AIT's Chief Executive Officer ("CEO"), effective as of January 1, 2016. Under the agreement, the CEO was entitled to a base salary of approximately $16 per month.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 9:-	RELATED PARTY BALANCES AND TRANSACTIONS (Cont.)

In addition, the CEO is entitled to receive an annual cash bonus, provided that he is still employed by AIT on the date of payment thereof (the "Payment Date"), subject to certain milestones and performance targets to be determined by AIT's Board of Directors at its sole discretion. In addition to the foregoing, and subject to the terms and conditions set forth herein, the CEO shall be entitled to receive a cash bonus amounted to $50 upon the earlier of (i) sale and issuance by the Company of equity and/or debt securities in which the Company shall receive gross proceeds of at least $10,000; or (ii) closing of an underwritten public offering of the Parent Company's securities in which the Parent Company shall receive gross proceeds of at least $10,000, provided that he is still employed by AIT on the Payment Date.

In November 2016, AIT's Chief Executive Officer has waived all his requirements for certain debts of AIT to him in total amount of $304.

For the three months periods ended March 31, 2017, the Company signed a new agreement with the Chief Executive Officer pursuant to which among others he is entitled to a base salary of approximately $22 per month.

f.	In January 2017, the Company entered into a consulting agreement with one of the Company’s directors in consideration of $18 per month.

NOTE 10:-     FINANCIAL EXPENSE, NET

	Three months ended March 31,
	2017	2016
	Unaudited

Financial expenses, net:
Bank charges and other	$3	$2
Imputed interest expense in respect to Convertible Notes	14	67
Imputed interest expense in respect to loans from related parties and others and loan from bank	16	3
Foreign currency translation adjustments, net	37	25
Amortization of debt issuance costs	15	4
Amortization of BCF in respect to Convertible Notes	1,031	238
Issuance of Common Stock to finder fee upon the conversion of Convertible Notes	18	-
Issuance of additional warrants granted to investors	2,434
Revaluation of warrants to purchase Common Stock	(1,308)	-
Issuance cost related to warrants to investors and placement agent	457	-

	$2,717	$339

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 11:-	BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company's basic and diluted net loss per share of Common stock:

	Three months ended March 31,
	2017	2016

Net loss attributable to holders of Common stock as reported	$(6,283)	$(1,273)

Weighted average number of shares of Common stock used in computing basic and diluted net loss per share	5,617,762	2,207,449

Net loss per share of Common stock, basic and diluted	$(1.12)	$(0.58)

For the three months period ended March 31, 2017 and 2016, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date such statements are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements, except as required by applicable law.  Please see Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-K, as updated by our subsequently filed Quarterly Reports on Forms 10-Q, for important factors that could cause actual results to differ materially from those in the forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are an emerging biopharmaceutical company that is developing a single proprietary 160 parts-per-million (“ppm”) nitric oxide (“NO”) formulation and delivery system to treat certain respiratory infections for which we believe current treatments have limited effectiveness. Our current product candidates may be marketed as a combination drug and associated medical device; in that case, any final product would be composed of two distinct components: our proprietary delivery system and a specific gaseous NO drug, each of which may be subject to separate premarket reviews and approvals or clearance by the Food and Drug Administration (“FDA”).

We believe our novel system is designed to safely deliver a high dosage of NO to the lungs that has the potential to eliminate microbial infections, including bacteria, fungi and viruses. Current FDA approved 20 ppm NO vasodilation treatments are not intended to treat microbial infections and are approved for hypoxia but only in premature babies. NO is produced naturally by the body as an effective innate immunity mechanism. Clinical trials have demonstrated, however, that in order to combat severe infections, higher concentrations of an NO formulation are required. Based on our studies, we believe that 160 ppm is the minimum therapeutic dose to achieve the pulmonary antimicrobial effect of NO. To date, the FDA has not approved any NO formulation and delivery system for the delivery of 160 ppm antimicrobial dosage to the lungs.

To date, we have not generated revenue from the sale of any product, and we do not expect to generate revenue unless and until we obtain marketing approval of, and commercialize, our product candidates. As of March 31, 2017, we had an accumulated deficit of $19,856 thousand. Our financing activities are described below under “Liquidity and Capital Resources.”

References to “we”, “us”, “our” and the “Company” refer to AIT Therapeutics, Inc., together with its consolidated subsidiaries.

Critical Accounting Policies

We describe our significant accounting policies more fully in Note 2 to our interim consolidated financial statements for the three months ended March 31, 2017 contained in this Quarterly Report on Form 10-Q. We believe that the accounting policies below are critical in order to fully understand and evaluate our financial condition and results of operations.

We prepare our interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

The preparation of the interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. Our management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the interim consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 2 to the interim consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue

AIT Therapeutics, Inc. has not generated any revenues to date, including for the three month periods ended March 31, 2017 and 2016.

Research and Development Expenses

For the three month periods ended March 31, 2017 and 2016, we incurred Research and Development (“R&D”) expenses in the aggregate of $1,439 and $224 thousand, respectively. The increase is primarily due to  purchase of certain intellectual property in the amount of $500 thousand, expenses related to the issuance of warrants aggregating $480 thousand and an increase in costs related to clinical trials, subcontractors and other R&D consultants.

Our R&D expense is highly dependent on the execution of clinical trials and therefore is expected to fluctuate significantly from period to period.  We expect that our R&D expenses will materially increase because of our current and planned clinical activity, including a Phase II clinical study for the treatment of NTM Abscessus in Israel, for which initial documentation has recently been filed, together with our ongoing Israeli-based Phase III clinical study for the treatment of infants with bronchiolitis.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll expenses, stock-based compensation expense, costs related to our recently-completed reverse merger, professional service fees for accounting, legal, facilities, travel expenses and other general and administrative expenses.

We expect our general and administrative expenses, such as accounting and legal fees, to increase now that we have become a U.S. public company, and we expect increases in the number of our executive, accounting and administrative personnel due to our anticipated growth.

For the three month periods ended March 31, 2017 and 2016, we incurred general and administrative expenses of $2,121 and $274 thousand, respectively. The increase of $1,847 thousand for the three month period ended March 31, 2017 as compared to the 2016 period resulted primarily from the increase of approximately $1.3 million in stock-based compensation mainly due to grants to board members and employees, payment of one-time bonus in amount of $150 thousand to one of our directors in connection with a recently-completed private placement,  and an increase in costs related to legal and accounting and issuance fees in connection with the reverse merger transaction and payroll expenses.

Financial Expenses, Net

Financial expense, net consists of imputed interest, expenses in respect of revaluation of warrants to purchase common stock, amortization of beneficial conversion feature (“BCF”) in respect of convertible notes, issuance cost related to warrants to investors, foreign currency translation adjustments and others. For more information, refer to note 10 to the interim consolidated financial statements as of March 31, 2017 contained herein.

For the three month periods ended March 31, 2017 and 2016, we incurred financial expenses, net of $2,717 and $339 thousand, respectively. The increase of $2,378 thousand resulted primarily due to issuance and revaluation of warrants granted to investors in connection with our recently-completed private placement in amount of $1.1 million, an increase in amortization of BCF in respect to the conversation of the convertible notes in amount of $793 thousand and issuance costs related to warrants to investors in amount of $457 thousand.

Stock-based Compensation

Our stock-based compensation expenses with respect to employees are recorded according to accounting standards codification (“ASC”) 718, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options under our stock plans, based on estimated fair values.

ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant. The value of the portion of the award that will ultimately vest is recognized as expense over the requisite service periods in our consolidated statement of operations.

We apply ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options issued to non-employees.

We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model. For the three month periods ended March 31, 2017 and 2016, our stock-based compensation expenses were $1,877 and $188 thousand, respectively. Stock-based compensation expenses for the three months ended March 31, 2017 increased as compared to the 2016 period, primarily due to restricted shares and warrants issued in 2017 to certain directors and a service provider, aggregating $1,329 and $480 thousand, respectively.

Cash Flows

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and 2016, net cash used in operations was $2,212 and $190 thousand, respectively. Cash was used primarily for increase in expenses related to our reverse merger transaction, private placement, payroll, clinical trials conducted in Israel, expenses related to subcontractors and third parties.

For the three months ended March 31, 2017 net cash used in investing activities was $320 thousand. We neither used net cash in, nor received net cash from, investing activities for the three months ended March 31, 2016. The increase in cash used in investing activities for the three month period ended March 31, 2017 as compared to the 2016 period resulted primarily from purchasing of property and equipment and our acquisition of the company used to effect our reverse merger transaction, aggregating $25 and $295 thousand, respectively.

Net cash provided by financing activities for the three months ended March 31, 2017, and the three months ended March 31, 2016, was $9,666 and $91 thousand, respectively. The increase in cash provided by financing activities for the three month period ended March 31, 2017 as compared to the 2016 period resulted primarily from proceeds from issuance of units, consisting of common stock of warrants, net of issuance costs, which totaled $9,889 thousand.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenues from sale of our products in the next several years.  We have financed our operations to date primarily through proceeds from sales of our equity and equity-linked securities, including pursuant to recent private placements. Currently, our only source of liquidity is our current cash on hand.  We do not currently have any commitments for future external funding.

 We will require significant additional financing in the future to fund our operations if and when we obtain regulatory approval and commercialize our products. Our future capital requirements will depend on many factors, including:

•	the progress and costs of our preclinical studies, clinical trials and other research and development activities;

•	the scope, prioritization and number of our clinical trials and other research and development programs;

•	the costs and timing of obtaining regulatory approval for our product candidates;

•	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of, and timing for, strengthening our manufacturing agreements for production of sufficient clinical quantities of our product candidates;

•	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally;

•	the costs of acquiring or undertaking the development and commercialization efforts for additional, future therapeutic applications of our product candidates;

•	the magnitude of our general and administrative expenses; and

•	any cost that we may incur under current and future in-and out-licensing arrangements relating to our product candidates.

Effects of Inflation and Currency Fluctuations

Our results of operations and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Certain of our expenses are denominated in New Israeli Shekels (“NIS”). Our results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Approximately 6% of our expenses are denominated in NIS. Changes of 5% and 10% in the USD/NIS exchange rate will increase/decrease our operation expenses by 0.3% and 0.6%, respectively. We do not hedge our foreign currency exchange risk. In the future, we may enter into formal currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of our principal operating currencies. These measures, however, may not adequately protect us from significant changes in such fluctuations.

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business.  Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  Our market risk exposure is primarily a result of foreign currency exchange rates.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that is designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to management in a timely manner. Our Principal Executive Officer and Principal Financial Officer evaluated this system of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on such evaluation, concluded that the system was operating effectively as of such date to ensure appropriate disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 6.      Exhibits.

4.1	Form of Warrant, dated March 31, 2017, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on April 4, 2017 and incorporated herein by reference.
10.1
Employment Agreement, dated as of February 28, 2017, by and between Advanced Inhalation Therapies (AIT) Ltd. and Mr. Hai Aviv, filed as Exhibit 10.1 to our Current Report on Form 8-K, as amended and filed with the SEC on January 31, 2017 and incorporated herein by reference.

10.2
Stock Purchase and Registration Rights Agreement, dated March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as amended and filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.3
Form of Subscription Agreement, dated March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as amended and filed with the SEC on April, 4, 2017 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K
31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K
32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K
32.2**	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
___________
*   Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIT THERAPEUTICS, INC.
Date: May 15, 2017	/s/ Amir Avniel Amir Avniel President and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2017	/s/ Hai Aviv Hai Aviv Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Form of Warrant, dated March 31, 2017, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on April 4, 2017 and incorporated herein by reference.
10.1
Employment Agreement, dated as of February 28, 2017, by and between Advanced Inhalation Therapies (AIT) Ltd. and Mr. Hai Aviv, filed as Exhibit 10.1 to our Current Report on Form 8-K, as amended and filed with the SEC on January 31, 2017 and incorporated herein by reference.

10.2
Stock Purchase and Registration Rights Agreement, dated March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as amended and filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.3
Form of Subscription Agreement, dated March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as amended and filed with the SEC on April, 4, 2017 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K
31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K
32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K
32.2**	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
___________
*   Filed herewith.
** Furnished herewith.