Form 10-Q
period 2017-06-30
AIT Therapeutics, Inc.
filed 2017-08-11
CIK 1641631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-55759

AIT Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3812456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Ilan Ramon, Science Park	7403635
Ness Ziona, Israel	(Zip Code)
(Address of principal executive offices)

+972.8.684.3313
(Registrant's telephone number, including area code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 10, 2017, there were 6,044,352 shares of common stock, par value $0.0001 per share ("Common Stock"), outstanding.

AIT THERAPEUTICS, INC.
INDEX TO FORM 10-Q FILING
 FOR THE PERIOD ENDED JUNE 30, 2017

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section titled "Risk Factors" in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 9, 2017 and the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as a clinical-stage company with no approved products and no revenue and our lack of profitability;

•	our future capital needs and our need to raise additional funds, which may be costly or difficult to obtain and could dilute current stockholders' ownership interests;

•
our dependence on the success of our 160 ppm Nitric Oxide ("NO") formulation and delivery system, which are in the early stages of clinical development and which may never receive regulatory approval necessary for commercialization;

•	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approval

•	our ability to benefit from the orphan drug designations that may be granted to our 160 ppm NO formulation and delivery system for the treatment of cystic fibrosis;

•	our dependence on third parties to conduct our clinical trials and to manufacture and supply our product candidates;

•	our ability to enforce and protect our intellectual property rights and to comply with our licenses of intellectual property;

•	federal, state, and foreign regulatory requirements, including U.S. Food and Drug Administration regulation of our product candidates;

•	our ability to obtain and retain key executives and attract and retain qualified personnel; and

•	our ability to successfully manage our growth.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

AIT THERAPEUTICS, INC.
U.S. DOLLARS IN THOUSANDS
(Except shares and per share amounts)

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

AIT THERAPEUTICS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

U.S. DOLLARS IN THOUSANDS

UNAUDITED

AIT THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2017	2016
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,189	$7
Other accounts receivable and prepaid expenses	187	78

Total current assets	5,376	85

NON-CURRENT ASSETS:

Deferred private placement costs	-	90
Property and equipment, net	116	61

Total non-current assets	116	151

TOTAL ASSETS	$5,492	$236

The accompanying notes are an integral part of the interim consolidated financial statements

AIT THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2017	2016
	Unaudited
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Bank Loan	$-	$39
Trade payables	440	528
Other accounts payable	477	1,093
Loans from related parties and others	28	379

Total current liabilities	945	2,039

NON-CURRENT LIABILITIES:
Convertible notes	-	2,895
Liability related to warrants	4,735	-

Total non-current liabilities	4,735	2,895

TOTAL LIABILITIES	5,680	4,934

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:

Common Stock, $0.0001 par value per share -
100,000,000 and 11,665,085 shares authorized at June 30, 2017 (unaudited) and December 31, 2016 respectively; 6,044,352 and 2,207,449 shares issued and outstanding shares at June 30, 2017 (unaudited) and December 31, 2016, respectively	1	1
Preferred Stock, $0.0001 par value per share -
10,000,000 shares authorized at June 30, 2017 (unaudited) and December 31, 2016; 0 issued and outstanding shares at June 30, 2017 (unaudited) and December 31, 2016	-	-
Treasury shares	(25)	-
Additional paid- in capital	22,572	8,874
Deficit accumulated	(22,736)	(13,573)

Total shareholders' deficiency	(188)	(4,698)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,492	$236

The accompanying notes are an integral part of the interim consolidated financial statements

AIT THERAPEUTICS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS

U.S. dollars in thousands, (except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Operating expenses:
Research and development expenses	$2,030	$495	$591	$271
General and administrative expenses	4,597	434	2,476	160
Costs related to aborted IPO	-	621	-	195

Operating loss	6,627	1,550	3,067	626

Financial expense (income) , net	2,530	671	(187)	332

Loss before taxes on income	9,157	2,221	2,880	958

Taxes on income	6	22	-	12

Net loss	9,163	2,243	2,880	970

Net basic and diluted loss per share	$1.54	$1.02	$0.46	$0.44

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	5,931,576	2,207,449	6,241,942	2,207,449

The accompanying notes are an integral part of the consolidated financial statements

AIT THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share and per share data

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total stockholders' Equity
	Number	Amount	Shares	Capital	Deficit	(Deficiency)

Balance as of January 1, 2016	2,207,449	$1	$-	$8,028	$(9,853)	$(1,824)

Modification of Consultants' warrants to purchase Common Stock	-	-	-	94	-	94
Waiver of salary by AIT's CEO	-	-	-	304	-	304
Stock-based compensation related to options granted to employees and non-employees	-	-	-	243	-	243
Stock-based compensation related to RSUs granted to Board of Directors' member	-	-	-	28	-	28
Beneficial conversion feature in respect to Convertible Notes	-	-	-	177	-	177
Net loss	-	-	-	-	(3,720)	(3,720)

Balance as of December 31, 2016	2,207,449	1	-	8,874	(13,573)	(4,698)
			-
Shares issued with respect to reverse merger of AITT Inc.	103,200	*)	-	(295)	-	(295)
Treasury shares	(90,000)	*)	(25)	-	-	(25)
Stock-based compensation related to options granted to employees and non-employees	-	-	-	209	-	209
Stock-based compensation related to RSUs granted to Board of Directors' member	3,927	*)	-	(24)	-	(24)
Stock-based compensation related to RSs granted to members of the Board of Directors	856,910	*)	-	2,189	-	2,189
Cancellation of RSs to members of the Board of Directors	(246,312)	*)	-	844	-	844
Issuance of warrants to service provider	-	*)	-	480	-	480
Issuance of Common Stock, net of issuance costs	1,812,110	*)	-	6,322	-	6,322
Conversion of Convertible Notes into Common Stock upon the merger	1,397,068	*)	-	3,973	-	3,973
Net loss	-	-	-	-	(9,163)	(9,163)

Balance as of June 30, 2017 (unaudited)	6,044,352	$1	$(25)	$22,572	$(22,736)	$(188)

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements

AIT THERAPEUTICS, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
	Unaudited		Unaudited
Cash flows from operating activities
Net loss	(9,163)	(2,243)	(2,880)	(970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	14	10	8
Stock-based compensation, warrants, RSs and RSUs	3,698	285	1,821	97
Issuance of Common Stock to finder upon the conversion of Convertible Notes	18	-	-	-
Amortization of beneficial conversion feature and debt issuance costs in the Convertible Notes	1,046	502	-	260
Issuance cost related to warrants to investors and placement agent	457	-	-	-
Issuance of additional warrants granted to investors	2,434	-	-	-
Revaluation of warrants to purchase Common Stock	(1,459)	-	(151)	-
Imputed interest on Convertible Notes, loans from related parties and bank loan	28	150	(2)	79
Change in:
Other accounts receivables and prepaid expenses	(110)	(1)	(11)	(7)
Trade payables	(88)	329	(108)	227
Other accounts payable	(790)	309	(380)	193
Deferred IPO costs that was aborted	-	352	-	-
Net cash used in operating activities	(3,913)	(303)	(1,701)	(113)

Cash flows from investing activities
Purchase of property and equipment	(71)	-	(46)	-
Purchase price that has been paid upon the reverse merger	(295)	-	-	-
Net cash used in investing activities	(366)	-	(46)	-

Cash flows from financing activities
Proceeds from loan from related parties and others	57	-	-	-
Maturity of loan and interest from related parties and others	(418)	-	(177)	-

Proceeds from issuance of Convertible Note	-	126	-	85
Proceeds from bank loan	-	362	-	158
Repayment of bank loan	(42)	(312)	(28)	(158)
Proceeds from issuance of units consist of Common Stock and warrants, net of issuance costs	9,889	-	-	-
Treasury shares	(25)	-	-	-
Net cash (used in) provided by financing activities	9,461	176	(205)	85

Change in cash and cash equivalents	5,182	(127)	(1,952)	(28)
Cash and cash equivalents at the beginning of the period	7	129	7,141	30

Cash and cash equivalents at the end of the period	5,189	2	5,189	2

Supplemental disclosure of non‑cash financing activities:
Conversion of Convertible Notes into Common Stock	3,955	-	-	-

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

Advanced Inhalation Therapies (AIT) Ltd. ("AIT") was incorporated in Israel on May 1, 2011 and commenced its operations in May, 2012. AIT is an emerging clinical-stage anti-microbial therapeutic company focusing on the development and commercialization of nitric oxide formulations for the treatment of respiratory infections and diseases. The AIT pipeline includes therapies intended to treat respiratory infections in acute and chronic diseases, such as bronchiolitis (RSV), Non Tuberculosis Mycobacterial (NTM) patients and cystic fibrosis (CF).

On August 29, 2014, AIT established a wholly-owned subsidiary, Advanced Inhalation Therapies (AIT) Inc. ("Inc."), a Delaware corporation. Its principal business activity is to provide executive management and administrative support functions to AIT.

b.	Reverse merger:

On December 29, 2016, KokiCare Inc. entered into an Agreement and Plan of Merger (as subsequently amended, the "Merger Agreement"), together with Red Maple Ltd., a wholly owned subsidiary of KokiCare Inc., ("Merger Sub"), and AIT. The Merger Agreement provided for (i) the merger of Merger Sub with and into AIT pursuant to the laws of the State of Israel (the "Israeli Merger"), and (ii) the conversion of the ordinary shares and other outstanding securities of AIT into the right to receive shares and other applicable securities of AITT, with AIT surviving as a wholly owned subsidiary of AITT (the "Merger"). The Israeli Merger became effective on December 29, 2016 and the Merger closed on January 13, 2017 (the "Closing").

Prior to consummation of the Merger, effective as of January 9, 2017:

1.
The Company received a $320 cash purchase price (the "Purchase Price") from AIT and used the cash purchase price to (i) pay off all the liabilities of the Company as of the Closing of the Merger, (ii) issued a cash dividend of $2.50 per share to its stockholders as of immediately prior to the closing of the Merger, and (iii) acquire 90,000 (on a post-reverse stock split basis) shares of its common stock, par value $0.0001 per share ("Common Stock") from the Company's prior sole officer and director, for $25.

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

In connection with the closing of the Merger, all outstanding ordinary shares, warrants and options of AIT were converted into the rights to receive shares of AITT's Common Stock, warrants for AITT's Common Stock and stock options for AITT's Common Stock, respectively, at a ratio of 1:1.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 1:-	GENERAL (Cont.)

On December 31, 2016, Kokicare's Common Stock was quoted on the Pink Open Market of the OTC Markets (the "OTC Pink") under the symbol "KKIC". After the Merger, the symbol changed to "AITB".

The Merger was accounted for as a reverse recapitalization which is outside the scope ASC 805, "Business Combinations". Under reverse capitalization accounting, AIT is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the interim consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. These interim consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of AIT since inception.

c.
Since its inception, the Company has devoted substantially all of its effort to business planning, research and development. The Company has incurred a net loss and had negative cash flow from operating activities of $9,163 and $3,913 respectively, for the six month period ended June 30, 2017, and had an accumulated deficit of $22,736 as of June 30, 2017. These conditions among others raise substantial doubts about the Company's ability to continue as a going concern. The Company's ability to continue to operate is dependent upon raising additional funds to finance its activities. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its products.

The consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.
The significant accounting policies applied in the annual consolidated financial statements of AIT as of December 31, 2016 and as discussed in the Notes to the Consolidated Financial Statements in AIT's Annual Report on Form 10-K filed on March 31, 2017, are applied consistently in these interim consolidated financial statements.

b.	Warrants to purchase Common Stock:

The Company accounted for warrants to purchase shares of its Common Stock held by investors which include down round protective provisions as a liability according to the provisions of ASC 815-40, "Derivatives and Hedging Contracts in Entity's Own Equity" ("ASC 815"). The Company measures the warrants at fair value by using the Black-Scholes model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company's statement of comprehensive loss as financial expense (income), net.

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

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09").  The update simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows and forfeiture rate calculation. The amendments of this ASU 2016-09 are effective for reporting periods beginning after December 15, 2016 for public entities.

The Company adopted ASU 2016-09 in the current interim consolidated financial statements using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. There was not material impact to the Company's interim consolidated financial statements as a result of this adoption.

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 4:-	BANK LOAN

On September 15, 2016, AIT entered into a loan agreement with a commercial bank for a loan ("Loan") in an aggregate principal amount of $52 with imputed interest at an average rate of 5.1% with monthly payments over 12 installments. On May 21, 2017 the remaining balance of the Loan including the accrued interest was paid by the Company.

NOTE 5:-	CONVERTIBLE NOTES

Starting in December 2013 and continuing until December 31, 2016, AIT entered into Convertible Notes Agreements ("Agreement") and received an aggregate amount of $3,342 in proceeds from these convertible notes - ("Convertible Notes"), of which $892 was received from related parties as of December 31, 2016 (see also Note 9d).

With respect to the Convertible Notes, AIT applied ASC 470, "Debt with Conversion and Other Options" ("ASC 470"), pursuant to which AIT recognized and measured the Beneficial Conversion Feature ("BCF") in the Convertible Notes at the commitment date by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature is calculated on the commitment date using the effective conversion price. The discount resulting from the BCF is amortized over the life of the Convertible Notes and is contained in financial expenses (income), net in our statements of consolidated comprehensive loss unless mandatorily converted earlier.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 5:-	CONVERTIBLE NOTES (Cont.)

In September and October 2016, the Convertible Notes' terms were modified such that subject to and effective immediately upon the consummation of a transaction whereby AIT's ordinary shares were to become quoted on the OTC Market, the holders of the Convertible Notes had the right to convert the Convertible Notes and the outstanding accrued interest into Ordinary Shares of AIT. Following the consummation of the Merger, the holders of the Convertible Notes elected to convert the Convertible Notes and the outstanding accrued interest into 1,397,068 Ordinary Shares of AIT. Following the conversion, the holders no longer have any rights or claims under the Agreement. AIT accounted for this amendment as modification according to ASC 470-50 "Modifications and Extinguishments".

On January 13, 2017, upon the closing of the Merger (see Note 1b) all Convertible Notes and the accrued interest were converted into 1,397,068 shares of Common Stock of the Company (including 6,473 shares that were issued as a finders' fee), and the remaining BCF and capitalized debts issuance costs were amortized immediately into statement of comprehensive loss as finance expenses (see also Note 8c3).

The Convertible Notes balance consists of the following:

	June 30,	December 31,
	2017	2016
	Unaudited

Opening balance	$2,895	$1,552
Receipt of Convertible Notes	-	184
BCF in respect of Convertible Notes	-	(177)
Amortization of BCF	1,031	1,034
Amortization of debts issuance costs	15	16
Imputed interest	14	286
Conversion of Convertible Notes into Common Stock	(3,955)	-

	$-	$2,895

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 6:-	FAIR VALUE MEASUREMENT

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

The Company accounted for the warrants issued to investors which included, among others, down round protective provisions as a non-current liability according to provisions of ASC 815. The Company will measure the warrants at fair value in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company`s statement of comprehensive loss as financial income or expense, as appropriate. Under ASC 820, the warrants are classified as Level 3 (See also Note 8c1).

The Company used the following assumptions to estimate the fair value of the warrants:

Six months ended June 30, 2017
Unaudited

Risk-free interest rate (1)	1.81%-1.93%
Expected volatility (2)	75.2%
Expected life (in years) (3)	4.75-5
Dividend yield (4)	0%

Fair value per warrant	$1.28-2.02

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of comparable companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 6:-	FAIR VALUE MEASUREMENT (Cont.)

The changes in Level 3 liabilities associated with the warrants that were issued to investors are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of June 30, 2017 (unaudited):

Fair value of liability related to warrants
Unaudited

Balance at January 1, 2017	$-

Fair value of warrants granted to investors and placement agent	3,760
Fair value of additional warrants granted to investors	2,434
Revaluation of warrants to purchase Common Stock	(1,459)

Balance at June 30, 2017 (unaudited)	$4,735

As of June 30, 2017, none of the warrants granted have been exercised.

In addition, the Company's financial instruments also include cash and cash equivalents, other accounts receivable, trade payables and other accounts payables. As of June 30, 2017, the fair value of these financial instruments was not materially different from their carrying values due to the short-term maturities of such instruments.

NOTE 7:-	CONTINGENT LIABILITIES AND COMMITMENTS

a.
On October 22, 2013, AIT entered into a patent license agreement with a third party, pursuant to which AIT agreed to pay to the third party a non-refundable upfront fee of $150 and is obligated to pay 5% royalties of any licensed product revenues, but at least $50 per annum during the royalty period as defined in the agreement. As of June 30, 2017, AIT did not record any revenues and therefore no royalties were paid or accrued.

b.
On March 4, 2015, AIT entered into an agreement with a gas supplier pursuant to which AIT granted the supplier exclusivity in the US market in exchange for gas supply for clinical studies for bronchiolitis.

c.
In August 2015, AIT entered into an Option Agreement (the "Option Agreement") with a third party whereby AIT acquired on September 7, 2016 for $25 the Option to purchase certain intellectual property assets and rights (the "Option"). According to the Option Agreement, the Option was originally exercisable for a period of six months, starting August 2015 (which was extended in 2016 for a period that ended January 2017). AIT exercised the Option in January 2017 and paid an exercise price of $500.  Additionally, AIT is required to make certain one-time development and sales milestone payments to the third party, starting from the date on which AIT receives regulatory approval for the commercial sale of its first product candidate.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 7:-	CONTINGENT LIABILITIES AND COMMITMENTS (Cont.)

In addition, immediately prior to the Merger, on January 13, 2017, AIT issued to the third party a warrant (the "Third Party Warrant") to purchase up to 178,570 ordinary shares of AIT at an exercise price of $4.8 for each share. This warrant was exchanged for a warrant to acquire shares of the Common Stock of the Company upon consummation of the Merger.  The warrant is exercisable, in whole or in part, until the seventh anniversary as of the date of grant of the warrant. During the six months period ended June 30, 2017, AIT recorded research and development expenses of $480 in respect to such warrant (see also Note 8j2).

NOTE 8:-	STOCKHOLDERS' DEFICIENCY

a.	Share capital:

The Common Stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

b.	Effective December 29, 2016, the Company's Board of Directors and the stockholders approved a reverse stock split of the outstanding Common Stock, at the ratio of 1 for 100.

For accounting purposes, all Common Stock, warrants to purchase Common Stock and options to purchase Common Stock and loss per share amounts have been adjusted to give retroactive effect to this reverse stock split for all periods presented in these consolidated financial statements. Any fractional shares that resulted from the reverse share split have been rounded up to the nearest whole share.

c.	Issuance of Common Stock:

1.
In December 2016, AIT entered into a Securities Purchase and Registration Rights Agreement (the "SPA") pursuant to which AIT agreed to issue and sell purchased units in the minimum aggregate amount of $10,000 and up to a maximum aggregate amount of $25,000.

Each purchased unit (each a "Unit") comprised one Ordinary Share, NIS 0.01 par value per share, and one five-year warrant to purchase one Ordinary share at an exercise price of $6.90 per share but eligible to be exercised on a cashless basis in the sole discretion of the holder.

Each Unit sold at a price of $6.00 The exercise price and the number of warrants are subject to non-standard anti-dilution protections clauses and therefore are accounted as non-current liability in the consolidated financial statements.

Immediately prior to the Closing of the Merger, AIT received gross proceeds of approximately $10,210 ("Total Purchase Price") from new and existing investors ("Investors") (including $1,170 from certain principal shareholders, a member of its Board of Directors and its chief executive officer) under the SPA by issuance of an aggregate 1,701,616 Units. Direct and incremental costs related to the SPA amounted to $1,049. Such costs have been allocated between the Ordinary Shares and the issued Warrants.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

Under the SPA, AIT was obligated to file, as soon as reasonably practicable, but in no event later than the 45th day following January 13, 2017, which was February 27, 2017 (the "Filing Deadline"), with the SEC, a registration statement on Form S-1, (the "Registration Statement"), providing for the resale from time to time by the Investors of any and all registrable securities issued pursuant to the SPA. The registration statement was filed on February 27, 2017.

In addition, AIT agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective by the SEC as soon as practicable following such filing, but in no event later than the earlier of the 90th day following the date on which the Registration Statement was initially filed with the SEC and the fifth day following the date on which AIT is notified by the SEC that the Registration Statement will not be reviewed or will not be subject to further review (such earlier date, the "Effectiveness Deadline"). The Registration Statement was declared effective by the SEC on May 26, 2017.

2.
In addition, based on the terms of the SPA, because the issuance of Units by AIT, together with issuances of Units by the Company following the Merger, failed to raise aggregate gross proceeds of at least $15,000, the Company issued an additional 1,701,616 warrants to the Investors. Consequently, AIT recorded additional finance expenses amounted to $2,434 in the six months ended June 30, 2017.

3.
Following the aforementioned SPA in Note 8c1, in March 2017, the Company raised additional gross funds amounted to approximately $663 from new investors by issuance of an aggregate of 110,494 purchased units, each of which comprised one share of Common Stock and a warrant to acquire two shares of Common Stock at an exercise price of $6.9 per share. Direct and incremental costs related to such investment round amounted to $199. In addition, the Company incurred additional costs amounted to $15 with respect to warrants that the Company is obligated to issue to the placement agent. These costs were allocated between the Common Stock and the issued Warrants.

4.
On January 13, 2017, the principal and accrued interest on all of AIT's outstanding Convertible Notes, amounting to $3,955 were converted into 1,390,595 shares of Common Stock. In addition, the Company issued 6,473 shares of Common Stocks as a finders' fee upon the conversion of the Convertible Notes. Consequently, the Company recorded finance expenses amounting to $18 in the six months ended June 30, 2017.

d.	Treasury shares:

Following to Note 1b1, the Company acquired 90,000 (on a post-reverse stock split basis) shares of its Common Stock from the Company's prior sole officer and director, for $25.

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

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

A summary of the Company's options activity for employees and directors under the 2013 Plan is as follows:

	Six months period ended June 30, 2017
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding at beginning of period	134,693	$3.31	8.99
Granted	200,000	6.23
Forfeited	(21,426)	5.20

Options outstanding at end of period	313,267	5.03	8.84
Options exercisable at end of period	108,005	3.00	7.00

As of June 30, 2017, the aggregated intrinsic value of outstanding and exercisable options was $206. The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Common Stock on the last day of second quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. This amount is impacted by the changes in the fair market value of the Company's shares of Common Stock.

f.	Options granted to non-employees:

AIT granted options to certain non-employees under the Company's 2013 Plan and accounted for these options in accordance with ASC 505-50.

The outstanding options granted to non-employees are as follows:

Grant date	Number of options	Exercise price		Expiration date
September 8, 2013	17,080		$4.01	September 8, 2023
September 8, 2013	2,340	$	*)	September 8, 2023
December 29, 2013	3,511		$4.01	December 29, 2023
April 8, 2014	9,158	$	*)	April 8, 2024
July 24, 2014	1,246		$5.46	July 24, 2024
March 1, 2015	57,779		$5.46	March 1, 2025
October 20, 2015	12,456	$	*)	October 20, 2025
December 1, 2015	11,210		$5.46	December 1, 2025
November 8, 2016	9,601		$0.01	November 8, 2026
June 30, 2017	131,000		$6.9	June 30, 2027

	255,381

*)	Represents an amount lower than $1.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

g.	Stock-based compensation:

The Stock-based compensation expense recognized in the consolidated financial statements for services received from employees, directors and non-employees is shown in the following table:

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Research and development	$19	$126	$(2)	$63
General and administrative expenses	3,199	157	1,824	31

	$3,218	$283	$1,822	$94

Total weighted average grant date fair value of options grant in the three months periods ended June 30, 2017 was $1.39.

As of June 30, 2017, the total unrecognized estimated compensation cost related to non-vested stock options granted to employees, directors and non-employees is $597, which is expected to be recognized over a weighted average period of approximately 2 years.

h.	Issuance of Restricted Stock Units ("RSUs"):

On August 31, 2015, AIT's Board of Directors approved a grant of 11,781 RSUs to one member of the Board of Directors with a vesting schedule of three years from September 3, 2015. As of June 30, 2017, 3,927 Common Stock of AIT have been issued upon vesting of equivalent amount of RSUs. During the second quarter of 2017, 7,854 RSUs were forfeited due to the board member's termination.

i.	Issuance of Restricted Shares ("RSs"):

1.
On January 13, 2017, AIT issued 492,624 RSs of AIT to one of the directors of the Company, of which 246,312 were to vest on the six-month anniversary of the grant date and the remaining vest on the 18-month anniversary of the grant date. During the second quarter of 2017, 246,312 RSs were cancelled. For the six months period ended June 30, 2017, the Company recorded general and administrative expenses of $1,882 in connection with the above grant, out of which $844 were recorded with respect of the RSs cancellation.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

2.
On June 24, 2016, AIT entered into an agreement with an individual to serve on AIT's Board of Directors pursuant to which AIT agreed to pay as compensation and benefits upon the consummation of a financing round in the United States (the "Financing Round") (i) an annual retainer of $40 to be paid in equal monthly installments; (ii) a one-time bonus of $150 within 30 days following completion of the Financing Round (the "One-Time Bonus") and (iii) RSs equal to 3% of all issued and outstanding fully diluted shares of AIT after the completion of the Financing Round (including any option to purchase additional shares or similar held by the purchasers in the Financing Round) with a vesting schedule of 33.33% of such shares to be vested immediately upon the completion of a Financing Round, 33.33% of such shares to be vested on the 6 month anniversary of the completion of a Financing Round and the remaining 33.33% of such shares on the 12 month anniversary of the completion of a Financing Round. Upon the closing of a change of control transaction, as defined in the agreement, the unvested options shall be accelerated and vest immediately. This agreement has a three-year term, subject to earlier termination as defined in the agreement.

During the first quarter of 2017, the one time bonus was paid and AIT issued 364,286 RSs. For the six months periods ended June 30, 2017, the Company recorded expenses in the amount of $1,203 in respect of this grant.

j.	Warrants:

1.
On October 3, 2013 (the "Grant Date"), AIT granted warrants to a strategic adviser to purchase 85,474 ordinary shares of AIT with an exercise price of $8.19. Such warrant was fully vested on the Grant Date and eligible for exercise during a period of three years commencing as of the issuance of the warrants and ending on the third anniversary of the Grant Date (the "Exercise Period"). In addition, the warrant expires in the event of an initial public offering (an "IPO") or an acquisition of AIT unless already exercised.

In January 2016, AIT's Board of Directors approved the extension of the Exercise Period by replacing the aforementioned original warrant with a new warrant exercisable until December 31, 2017 or until the fifth anniversary of the Grant Date in the event an IPO were to occur prior to December 31, 2016. As of June 30, 2017 this warrant was not exercised.

AIT accounted for the extension of the Exercise Period pursuant to ASC 718 as a modification. Accordingly, additional compensation of $94 was calculated as the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified based on current circumstances and recorded incremental fair value as an immediate compensation expense in the general and administrative expenses in the statements of comprehensive loss during the six and three months period ended June 30, 2017.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 8:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

2.
As of January 13, 2017, AIT accounted for the Third-Party Warrant pursuant to ASC 505-50 and measured the warrants at fair value according to the Black-Scholes model for a fair value of approximately $480. Such amount was fully recognized during the six-month period ended June 30, 2017 based on the vesting schedule of the warrant. The value of the Third-Party Warrant was based on the following assumptions: share price of $3.98, exercise price of $4.80, expected dividend rate of 0%, expected standard deviation of 75.23%, risk-free interest rates of 2.20% and expected life until exercise of 7 years.

3.
On February 20, 2017, the Company's Board of Directors approved the extension of the exercise period of options granted to one of the Company's officers by an additional nine months from three months to one year from the termination date. The Company accounted for such extension pursuant to ASC 718 as a modification. Accordingly, additional compensation of $13 was calculated as the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified based on current circumstances and recorded incremental fair value as an immediate compensation expense.

NOTE 9:-        RELATED PARTY BALANCES AND TRANSACTIONS

Balances with related parties:

	June 30,		December 31,
	2017		2016
	Unaudited

Convertible Notes (d)	$-		$892

Other accounts payable (b), (c)	$35		$65

Loan from related parties (a)	$ *	)	$379

Additional paid in capital (e)	$304		$304

Related parties' expenses:

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017			2016
	Unaudited		Unaudited

Amounts charged to:

General and administrative expenses (e), (f)	$245	$110		$95		$55

Research and Development expenses (b), (c)	$38	$52		$23		$23

Financial expense (a), (d)	$13	$35	$	*	)	$17

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

In 2016 and 2017, AIT entered into loan agreement with existing stockholders pursuant to which AIT received the amounts of $340 and $57 (the "Stockholder Loans"), respectively, which bears an interest rate of 16% per annum and shall be fully repaid in 12 months from the date each was funded. In the even that full payment of the Loan at any time within 90 days of the funding, a minimum interest rate of 4% of the Loan shall be paid along with the Loan principal.

During the six months period ended June 30, 2017, AIT repaid a portion of the Loans amounting to $261 to certain of its stockholders. In addition, AIT recorded expenses regarding all aforesaid loans in the amounts of $13.

On January 13, 2017, upon the closing of the Merger (see also Note 1b), the holdings of certain of the above stockholders were diluted, and they are no longer considered related parties as of June 30, 2017.

b.	On September 9, 2012, AIT signed a consultancy agreement (which was amended at November 8, 2012) with one of its stockholders. As of June 30, 2017 the consultant is not considered as a related party.

c.
On December 15, 2012, AIT signed a consultancy agreement (which was amended at October 21, 2014) with one of its stockholders. For the six months periods ended June 30, 2017 and 2016, AIT recorded expenses related to the amended consultancy agreement in the amount of $38 and $23, respectively.

d.
Commencing December 2013, AIT issued the Convertible Notes for which aggregate consideration of $892 was received from related parties as of December 31, 2016 (see also Note 5). The Convertible Notes bore an interest rate of 8% per annum compounded annually. Upon the closing of the Merger (see also Note 1b), all of the outstanding Convertible Notes were converted into 1,397,068 shares of Common Stock. For the six months periods ended June 30, 2017 and 2016, AIT recorded finance expenses in the amounts of $13 and $8, respectively.

e.
On September 17, 2015, AIT entered into an employment agreement with Mr. Amir Avniel to serve as the Company's Chief Executive Officer ("CEO"), effective as of January 1, 2016. Under the agreement, Mr. Avniel was entitled to a base salary of approximately $16 per month.

In addition, upon the closing of the IPO (see Note 1b), Mr. Avniel was entitled to receive cash bonus of $50, which was paid during January 2017.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 9:-	RELATED PARTY BALANCES AND TRANSACTIONS (Cont.)

In November 2016, Mr. Avniel waived all of his requirements for certain debts of AIT owed to him for a total amount of $304.

During six month period ended June 30, 2017, the Company signed a new agreement with Mr. Avniel pursuant to which among others he is entitled to a base salary of approximately $22 per month.

In January 2017, the Company entered into a consulting agreement with Mr. Steven Lisi one of the Company's directors, for consideration of $18 per month. On March 13, 2017 Mr. Lisi was appointed as the Company's Chairman of the Board of Directors.

On June 13, 2017, Mr. Lisi was appointed as the Company's CEO, instead of the previous CEO who was appointed to be the Company's Chief Operating Officer and President.

On June 30, 2017, the Board of Directors approved an annual base salary of $260 for Mr. Lisi's services as CEO.

NOTE 10:-      FINANCIAL EXPENSE, NET

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Financial expenses, net:
Bank charges and other	$5	$4	$2	$2
Imputed interest expense in respect to Convertible Notes	14	136	-	69
Imputed interest expense in respect to loans from related parties and others and loan from bank	16	3	-	-
Foreign currency translation adjustments, net	(1)	26	(38)	1
Amortization of debt issuance costs	15	8	-	4
Amortization of BCF in respect to Convertible Notes	1,031	494	-	256
Issuance of Common Stock to finder fee upon the conversion of Convertible Notes	18	-	-	-
Issuance of additional warrants granted to investors	2,434	-	-	-
Revaluation of warrants to purchase Common Stock	(1,459)	-	(151)	-
Issuance cost related to warrants to investors and placement agent	457	-	-	-

	$2,530	$671	$(187)	$332

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data

NOTE 11:-	BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company's basic and diluted net loss per share of Common stock:

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Net loss attributable to holders of Common stock as reported	$(9,163)	$(2,243)	$(2,880)	$(970)

Weighted average number of shares of Common stock used in computing basic and diluted net loss per share	5,931,576	2,207,449	6,241,942	2,207,449

Net loss per share of Common stock, basic and diluted	$(1.54)	$(1.02)	$(0.46)	$(0.44)

For the six and three months period ended June 30, 2017 and 2016, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

 The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under ''Cautionary Note Regarding Forward-Looking Statements'' included elsewhere in this Quarterly Report and "Risk Factors" in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 9, 2017.

Introduction

We are an emerging clinical-stage anti-microbial therapeutic company that is developing a single proprietary 160 parts-per-million (“ppm”) nitric oxide (“NO”) formulation and delivery system to treat certain respiratory infections for which we believe current treatments have limited effectiveness. Our current product candidate may be marketed as a combination drug and associated medical device; in that case, any final product would be composed of two distinct components: our proprietary delivery system and a specific gaseous NO drug, each of which may be subject to separate premarket reviews and approvals or clearance by the U.S. Food and Drug Administration (“FDA”).

We believe our novel system is designed to successfully deliver a high dosage of NO to the lungs that has the potential to eliminate microbial infections, including bacteria, fungi and viruses. Currently there is one FDA approved 20 ppm NO vasodilation treatment for neonates with hypoxic respiratory failure as such a low concentration of NO is not intended to treat microbial infections. NO is produced naturally by the body for a variety of functions. Specific to our purpose, NO is used by the innate immune system as a defense against invading pathogens at concentrations of approximately 200 ppm. Pre-clinical and clinical trials have demonstrated that exogenous NO, at concentrations of 160 – 200 ppm, can kill bacterial and viral infections. Based on our studies, we believe that 160 ppm is the minimum therapeutic dose to achieve the pulmonary antimicrobial effect of NO.

On December 29, 2016, we entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") together with Red Maple Ltd. ("Merger Sub"), a wholly owned subsidiary of KokiCare, Inc., a Delaware corporation, and Advanced Inhalation Therapies Ltd. ("AIT Ltd.").  The Merger Agreement provided for (i) the merger of Merger Sub with and into AIT Ltd. pursuant to the laws of the State of Israel (the "Israeli Merger") and (ii) the conversion of the ordinary shares and other outstanding securities of AIT Ltd. into the right to receive shares and other applicable securities of us, with AIT Ltd. surviving as our wholly-owned subsidiary (the "Merger").  The Israeli Merger became effective on December 29, 2016 and the Merger closed on January 13, 2017. Prior to the Merger, on January 9, 2017, we changed our name from KokiCare, Inc. to AIT Therapeutics, Inc.

Immediately prior to the Merger, AIT Ltd. consummated a private placement pursuant to which it issued to investors an aggregate of 1,701,616 of its ordinary shares, together with warrants to purchase an aggregate of 3,403,232 ordinary shares for gross proceeds of approximately $10,200 thousand.  In connection with the Merger, we assumed AIT Ltd.'s obligations under the purchase agreements with respect to such private placement, including the registration rights contained therein. In connection with the closing of the Merger, all outstanding ordinary shares, warrants and options of AIT Ltd. were converted into shares of our common stock, warrants for our common stock and options for our common stock, respectively, at a ratio of 1:1.

The Merger is accounted for as a reverse merger and recapitalization. AIT Ltd. is the acquirer for financial reporting purposes, and we are the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of AIT Ltd. and will be recorded at the historical cost basis of AIT Ltd., and the consolidated financial statements after completion of the Merger will include our assets and liabilities and those of our consolidated subsidiaries, including AIT Ltd.

To date, we have not generated revenue from the sale of any product, and we do not expect to generate revenue unless and until we obtain marketing approval of, and commercialize, any product candidate. As of June 30, 2017, we had an accumulated deficit of $22,736 thousand. Our financing activities are described below under "Liquidity and Capital Resources."

Unless the context requires otherwise, references in this Quarterly Report to the "Company," "we," "us" and "our" refer to AIT Ltd. prior to the Merger and to AIT Therapeutics, Inc. and its consolidated subsidiaries following the Merger.

Critical Accounting Policies

We prepare our interim consolidated financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

See our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 27, 2017, for a discussion of additional critical accounting policies and estimates. Changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2016 are described in this Quarterly Report on Form 10-Q.

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

Results of Operations

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Revenue

We have not generated any revenue to date, including for the three and six month periods ended June 30, 2017 and 2016.

Research and Development Expenses

 The following table discloses the breakdown of research and development expenses for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Costs to third-party clinical consultants and expenses related to conducting clinical and preclinical trials and other R&D subcontractors	$382	$50	$718	$100
Purchase certain intellectual property assets	-	-	500	-
Salaries and related personnel	111	57	148	119
Stock-based compensation and warrants	(2)	63	499	126
Other	100	101	165	150
Total	$591	$271	$2,030	495

For the three month periods ended June 30, 2017 and 2016, we incurred research and development ("R&D") expenses in the aggregate of $591 thousand and $271 thousand, respectively. The increase was primarily due to costs related to clinical trials, subcontractors and consultants.

For the six month periods ended June 30, 2017 and 2016, we incurred R&D expenses in the aggregate of $2,030 thousand and $495 thousand, respectively. The increase was primarily due to the purchase of certain intellectual property in the amount of $500 thousand, expenses of $480 thousand related to the warrants and an increase in costs of $696 thousand related to clinical trials, subcontractors and consultants.

Our R&D expense is highly dependent on the execution of clinical trials and therefore is expected to fluctuate significantly from period to period.  We expect that our R&D expenses will materially increase because of our current clinical activity, including a Phase II clinical study of our 160 ppm NO formulation and delivery system for the treatment of Nontuberculous Mycobacterium Abscessus in Israel and our Israel-based Phase III clinical study of our 160 ppm NO formulation and delivery system for the treatment of infants with bronchiolitis.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll expenses, stock-based compensation expense, costs related to our recently-completed reverse merger and recapitalization, professional service fees for accounting and legal advisors, facilities, travel expenses and other general and administrative expenses.

We expect our general and administrative expenses, such as accounting and legal fees, to increase now that we are a U.S. public company, and we expect increases in the number of our executive, accounting and administrative personnel due to our anticipated growth.

For the three month periods ended June 30, 2017 and 2016, we incurred general and administrative expenses of $2,476 thousand and $160 thousand, respectively. The increase of $2,316 thousand for the three month period ended June 30, 2017 as compared to the 2016 period resulted primarily from the increase of approximately $1,793 thousand in stock-based compensation expense mainly due to restricted shares to board members and equity grants to employees, and an increase in costs of $283 related to legal and other.

For the six month periods ended June 30, 2017 and 2016, we incurred general and administrative expenses of $4,597 thousand and $434 thousand, respectively. The increase of $4,163 thousand for the six month period ended June 30, 2017 as compared to the 2016 period resulted primarily from an increase of approximately $3,044 thousand in stock-based compensation expense mainly due to restricted shares to board members and a service provider, an increase in costs of $469 related to legal, accounting and issuance fees in connection with the reverse merger transaction, and an increase in payroll expenses of $144 due to the hiring of G&A employees.

Costs related to aborted IPO

Costs related to our aborted initial public offering in the three and six month periods ended June 30, 2016 consisted of direct and incremental costs such as accounting, consulting, legal and printing fees that were incurred in connection with an initial public offering process pursuant to which we had planned to register and quote our common stock on the OTCQB, the over-the-counter trading marketplace for securities of early-stage or developing companies run by the OTC Markets Group, Inc.,  which we did not complete.

Financial Expense (Income), Net

Financial expense (income), net consists of imputed interest, expenses in respect of the revaluation of warrants to purchase common stock, amortization of the beneficial conversion feature ("BCF") in respect of our convertible notes, issuance cost related to warrants issued to investors, foreign currency translation adjustments and other financial expenses. For more information, refer to note 10 to the interim consolidated financial statements as of June 30, 2017 located elsewhere in this Quarterly Report.

For the three month periods ended June 30, 2017 and 2016, we recognized financial income, net of $187 thousand and incurred financial expense, net of $332 thousand, respectively. The financial income of $187 thousand recognized in the second quarter of 2017 primarily resulted from the revaluation of warrants issued to investors in connection with our recently-completed private placements. The financial expense of $332 thousand recognized in the second quarter of 2016 primarily resulted from the amortization of BCF and interest in respect to convertible notes.

For the six month periods ended June 30, 2017 and 2016, we incurred financial expenses, net of $2,530 thousand and $671 thousand, respectively. The increase of $1,859 thousand resulted primarily from expenses of $975 thousand related to the issuance and revaluation of warrants granted to investors in connection with our recently-completed private placements, an increase of $537 thousand in the amortization of BCF in respect of the conversion of our convertible notes and issuance costs of $457 thousand related to warrants issued to investors in the first quarter of 2017.

Cash Flows

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

For the six months ended June 30, 2017 and 2016, net cash used in operations was $3,913 thousand and $303 thousand, respectively. Cash was used primarily for expenses related to our reverse merger transaction, private placements, payroll, clinical trials conducted in Israel, services from subcontractors and third parties.

For the six months ended June 30, 2017 net cash used in investing activities was $366 thousand. We neither used net cash in, nor received net cash from, investing activities for the six months ended June 30, 2016. The increase resulted primarily from $71 thousand related to purchasing property and equipment and $295 thousand related to our acquisition of the company used to effect our reverse merger transaction.

Net cash provided by financing activities for the six months ended June 30, 2017 and 2016, was $9,461 thousand and $176 thousand, respectively. The increase resulted primarily from proceeds from the issuance of units, consisting of common stock and warrants for common stock, net of issuance costs, which totaled $9,889 thousand and a decrease of $460 thousand due to repayment of loans.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products in the next several years.  Since our inception through June 30, 2017, we have funded our operations principally with $12,662 thousand from the issuance of our equity securities and $3,721 from loans from related parties and convertible promissory notes.

 Private Placements

Immediately prior to the Merger, AIT Ltd. consummated a private placement pursuant to which it issued to investors an aggregate of 1,701,616 of its ordinary shares, together with warrants to purchase an aggregate of 3,403,232 ordinary shares for gross proceeds of approximately $10,210 thousand.  In connection with the Merger, we assumed AIT Ltd.'s obligations under the purchase agreements with respect to such private placement, including the registration rights contained therein. In connection with the closing of the Merger, all outstanding ordinary shares, warrants and options of AIT Ltd. were converted into shares of our common stock, warrants for our common stock and options for our common stock, respectively, at a ratio of 1:1.

On March 31, 2017 we consummated a private placement in which we issued and sold an aggregate of 110,494 units, each composed of one share of our common stock and a five-year warrant to purchase two shares of common stock at an exercise price of $6.90 per share. We issued and sold the units to certain private investors at a purchase price of $6.00 per unit, for which we received approximately $663 thousand of gross proceeds.

 Future Funding Requirements

We have devoted substantially all of our efforts to business planning and research and development. We have incurred a net loss and had negative cash flow from operating activities of $9,163 and $3,913 respectively, for the six month period ended June 30, 2017, and had an accumulated deficit of $22,736 as of June 30, 2017. As of June 30, 2017, we had $5,189 thousand in cash and cash equivalents. Currently, our only source of liquidity is our current cash on hand. These conditions among others raise substantial doubts about our ability to continue as a going concern. Our ability to continue to operate is dependent upon raising additional funds to finance our activities, and we do not currently have any commitments for future additional funding. There are no assurances that we will be successful in obtaining an adequate level of financing for the long-term development and commercialization of our product candidate.

We will require significant additional financing in the future to fund the continuing clinical development of our 160 ppm NO formulation and delivery system, our operations and commercialization, if we obtain regulatory approval of any product candidate, including our 160 ppm NO formulation and delivery system. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our 160 ppm NO formulation and delivery system, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate.

Our future capital requirements will depend on many factors, including:

•	the progress and costs of our preclinical studies, clinical trials and other research and development activities;

•	the scope, prioritization and number of our clinical trials and other research and development programs;

•	the costs and timing of obtaining regulatory approval for our product candidate;

•	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of, and timing for, strengthening our manufacturing agreements for production of sufficient clinical quantities of our product candidate;

•	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally;

•	the costs of acquiring or undertaking the development and commercialization efforts for additional, future therapeutic applications of our product candidate;

•	the magnitude of our general and administrative expenses; and

•	any cost that we may incur under current and future in-and out-licensing arrangements relating to our product candidate.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business.  Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  Our market risk exposure is primarily a result of foreign currency exchange rates.

Our results of operations and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Certain of our expenses are denominated in New Israeli Shekels ("NIS"). Our results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Approximately 6% of our expenses are denominated in NIS. Changes of 5% and 10% in the USD/NIS exchange rate will increase/decrease our operation expenses by 0.3% and 0.6%, respectively. We do not hedge our foreign currency exchange risk. In the future, we may enter into formal currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of our principal operating currencies. These measures, however, may not adequately protect us from significant changes in such fluctuations.

ITEM 4.          Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

 In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

PART II        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

ITEM 6.          Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of December 29, 2016, by and among AIT Therapeutics, Inc., Red Maple Ltd., and Advanced Inhalation Therapies (AIT) Ltd.	8-K/A	000-55759	2.1	3/15/17

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of January 12, 2017, by and between AIT Therapeutics, Inc. and Advanced Inhalation Therapies (AIT) Ltd.	8-K/A	000-55759	2.2	3/15/17

3.1	Amended and Restated Certificate of Incorporation	8-K/A	000-55759	3.1	3/15/17
3.2	Amended and Restated Bylaws	8-K/A	000-55759	3.2	3/15/17

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					*

101.LAB	XBRL Taxonomy Extension Label Linkbase					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIT THERAPEUTICS, INC.

Date: August 10, 2017	/s/ Steve Lisi
Steve Lisi
Chief Executive Officer(Principal Executive Officer)

Date: August 10, 2017	/s/ Hai Aviv
Hai Aviv
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of December 29, 2016, by and among AIT Therapeutics, Inc., Red Maple Ltd., and Advanced Inhalation Therapies (AIT) Ltd.	8-K/A	000-55759	2.1	3/15/17

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of January 12, 2017, by and between AIT Therapeutics, Inc. and Advanced Inhalation Therapies (AIT) Ltd.	8-K/A	000-55759	2.2	3/15/17

3.1	Amended and Restated Certificate of Incorporation	8-K/A	000-55759	3.1	3/15/17
3.2	Amended and Restated Bylaws	8-K/A	000-55759	3.2	3/15/17

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					*

101.LAB	XBRL Taxonomy Extension Label Linkbase					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase					*

*	Filed herewith.
**	Furnished herewith.