Form 10-Q
period 2017-09-30
AIT Therapeutics, Inc.
filed 2017-11-03
CIK 1641631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of November 1, 2017, there were 6,097,254 shares of common stock, par value $0.0001 per share ("Common Stock"), outstanding.

AIT THERAPEUTICS, INC.
INDEX TO FORM 10-Q FILING
 FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section titled “Risk Factors” in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 9, 2017 and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as a clinical-stage company with no approved products and no revenue and our lack of profitability;

•	our future capital needs and our need to raise additional funds, which may be costly or difficult to obtain and could dilute current stockholders’ ownership interests;

•
our dependence on the success of our 160 ppm Nitric Oxide (“NO”) formulation and delivery system, which are in the early stages of clinical development and which may never receive regulatory approval necessary for commercialization;

•	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approval

•
our ability to benefit from any orphan drug designations we may receive for our 160 ppm NO formulation and delivery system, including  the orphan drug designations granted by the U.S. Food and Drug Administration for the treatment of infections caused by nontuberculous mycobacteria and for adjunctive treatment of cystic fibrosis;

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

AIT THERAPEUTICS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

U.S. DOLLARS IN THOUSANDS

UNAUDITED

AIT THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2017	2016
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,752	$7
Marketable securities	2,005	-
Other accounts receivable and prepaid expenses	114	78

Total current assets	3,871	85

NON-CURRENT ASSETS:

Deferred private placement costs	-	90
Property and equipment, net	208	61

Total non-current assets	208	151

TOTAL ASSETS	$4,079	$236

The accompanying notes are an integral part of the interim consolidated financial statements

AIT THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2017	2016
	Unaudited
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Bank loan	$-	$39
Trade payables	463	528
Other accounts payable	633	1,093
Loans from related parties and others	30	379

Total current liabilities	1,126	2,039

NON-CURRENT LIABILITIES:
Convertible notes	-	2,895
Liability related to warrants	9,819	-

Total non-current liabilities	9,819	2,895

TOTAL LIABILITIES	10,945	4,934

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:

Common Stock, $0.0001 par value per share -
100,000,000 and 11,665,085 shares authorized at September 30, 2017 (unaudited) and December 31, 2016 respectively; 6,097,254 and 2,207,449 shares issued and outstanding shares at September 30, 2017 (unaudited) and December 31, 2016, respectively	1	1
Preferred Stock, $0.0001 par value per share -
10,000,000 shares authorized at September 30, 2017 (unaudited) and December 31, 2016; 0 issued and outstanding shares at September 30, 2017 (unaudited) and December 31, 2016	-	-
Accumulated other comprehensive income	5	-
Treasury shares	(25)	-
Additional paid- in capital	23,038	8,874
Deficit accumulated	(29,885)	(13,573)

Total stockholders' deficiency	(6,866)	(4,698)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$4,079	$236

The accompanying notes are an integral part of the interim consolidated financial statements

AIT THERAPEUTICS, INC.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Operating expenses:
Research and development expenses	$3,223	$573	$1,193	$78
General and administrative expenses	5,461	523	864	89
Costs related to aborted IPO	-	621	-	-

Operating loss	8,684	1,717	2,057	167

Financial expense, net	7,622	990	5,092	319

Loss before taxes on income	16,306	2,707	7,149	486

Taxes on income	6	39	-	17

Net loss	16,312	2,746	7,149	503

Net basic and diluted loss per share	$2.73	$1.99	$1.18	$0.44

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	5,969,969	1,448,750	6,045,515	1,449,528

The accompanying notes are an integral part of the consolidated financial statements

AIT THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands, except share and per share data

	Common Stock			Treasury	Additional Paid-in	Accumulated	Other Comprehensive Gain	Total stockholders'
	Number	Amount		Shares	Capital	Deficit	(Loss)	(Deficiency)

Balance as of January 1, 2016	2,207,449	$1		$-	$8,028	$(9,853)	$-	$(1,824)

Modification of Consultants' warrants to purchase Common Stock	-	-		-	94	-	-	94
Waiver of salary by AIT's CEO	-	-		-	304	-	-	304
Stock-based compensation related to options granted to employees and non-employees	-	-		-	243	-	-	243
Stock-based compensation related to RSUs granted to Board of Directors' member	-	-		-	28	-	-	28
Beneficial conversion feature in respect to Convertible Notes	-	-		-	177	-	-	177
Net loss	-	-		-	-	(3,720)	-	(3,720)

Balance as of December 31, 2016	2,207,449	1		-	8,874	(13,573)	-	(4,698)
				-
Shares issued with respect to reverse merger of AITT Inc.	103,200	*	)	-	(295)	-	-	(295)
Treasury shares	(90,000)	*	)	(25)	-	-	-	(25)
Stock-based compensation related to options granted to employees and non-employees	-	-		-	436	-	-	436
Stock-based compensation related to RSUs granted to Board of Directors' member	3,927	*	)	-	(24)	-	-	(24)
Stock-based compensation related to RSs granted to members of the Board of Directors	856,910	*	)	-	2,427	-	-	2,427
Cancellation of RSs to members of the Board of Directors	(246,312)	*	)	-	844	-	-	844
Issuance of warrants to service provider	-	-		-	480	-	-	480
Issuance of Common Stock, net of issuance costs	1,812,110	*	)	-	6,322	-	-	6,322
Conversion of Convertible Notes into Common Stock upon the merger	1,397,068	*	)	-	3,973	-	-	3,973
Issuance of shares upon exercise of options	52,902	*	)		1	-	-	1
Net unrealized gains on available-for-sale investments	-	-		-	-	-	5	5
Net loss	-	-		-	-	(16,312)	-	(16,312)

Balance as of September 30, 2017 (unaudited)	6,097,254	$1		$(25)	$23,038	$(29,885)	$5	$(6,866)

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements

AIT THERAPEUTICS, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	Unaudited		Unaudited
Cash flows from operating activities
Net loss	(16,312)	(2,746)	(7,149)	(503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	20	5	6
Capital loss in respect to property and equipment	-	4	-	4
Stock-based compensation, warrants, RSs and RSUs	4,163	370	465	85
Issuance of Common Stock to finder upon the conversion of Convertible Notes	18	-	-	-
Amortization of beneficial conversion feature and debt issuance costs in the Convertible Notes	1,046	776	-	274
Issuance cost related to warrants to investors and placement agent	457	-	-	-
Issuance of additional warrants granted to investors	2,434	-	-	-
Revaluation of warrants to purchase Common Stock	3,625	-	5,084	-
Imputed interest on Convertible Notes, loans from related parties and bank loan	30	215	2	65
Change in:
Other accounts receivables and prepaid expenses	(36)	-	74	1
Trade payables	(126)	342	(38)	13
Other accounts payable	(633)	252	157	(57)
Deferred costs of IPO that was aborted	-	352	-	-
Net cash used in operating activities	(5,313)	(415)	(1,400)	(112)

Cash flows from investing activities
Investment in marketable securities	(2,000)	-	(2,000)	-
Selling or property and equipment	-	3	-	3
Purchase of property and equipment	(108)	-	(37)	-
Purchase price that has been paid upon the reverse merger	(295)	-	-
Net cash (used in) provided by investing activities	(2,403)	3	(2,037)	3

Cash flows from financing activities
Proceeds from loan from related parties and others	57	70	-	70
Maturity of loan and interest from related parties and others	(418)	-	-	-
Proceeds from issuance of Convertible Note	-	184	-	58
Proceeds from bank loan	-	467	-	105
Repayment of bank loan	(42)	(418)	-	(106)
Proceeds from issuance of units consisting of Common Stock and warrants, net of issuance costs	9,889	-	-	-
Treasury shares	(25)	-	-	-
Net cash provided by financing activities	9,461	303	-	127

Change in cash and cash equivalents	1,745	(109)	(3,437)	18
Cash and cash equivalents at the beginning of the period	7	129	5,189	2

Cash and cash equivalents at the end of the period	1,752	20	1,752	20

Supplemental disclosure of non‑cash financing activities:
Conversion of Convertible Notes into Common Stock	3,955	-	-	-
Purchase of property and equipment	60	-	-	-

The accompanying notes are an integral part of the interim consolidated financial statements

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 1:-	GENERAL

AIT Therapeutics, Inc. ("AITT" or the "Company") was incorporated on April 24, 2015 as KokiCare, Inc. under the laws of the State of Delaware. On January 9, 2017, the name of the Company was changed to AIT Therapeutics, Inc.

a.
Advanced Inhalation Therapies (AIT) Ltd. ("AIT") was incorporated in Israel on May 1, 2011 and commenced its operations in May 2012. As described below, in December 2016, through a merger transaction, AIT became a wholly-owned subsidiary of the Company.

The Company is an emerging clinical-stage anti-microbial therapeutic company focusing on the development and commercialization of nitric oxide formulations for the treatment of respiratory infections and diseases. The Company's pipeline includes therapies intended to treat respiratory infections in acute and chronic diseases, such as bronchiolitis (RSV), Non Tuberculosis Mycobacterial (NTM) patients and cystic fibrosis (CF).

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

Prior to consummation of the Merger:

1.
The Company received a $320 cash purchase price (the "Purchase Price") from AIT and used the cash purchase price to (i) pay off all the liabilities of the Company as of the Closing of the Merger, (ii) issue a cash dividend of $2.50 per share to its stockholders as of immediately prior to the closing of the Merger, and (iii) acquire 90,000 (on a post-reverse stock split basis) shares of its common stock, par value $0.0001 per share ("Common Stock") from the Company's prior sole officer and director, for $25.

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

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 1:-	GENERAL (Cont.)

3.	On December 31, 2016, Kokicare's Common Stock was quoted on the Pink Open Market of the OTC Markets (the "OTC Pink") under the symbol "KKIC". After the Merger, the symbol changed to "AITB".

The Merger was accounted for as a reverse recapitalization which is outside the scope of ASC 805, "Business Combinations". Under reverse capitalization accounting, AIT is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the interim consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. These interim consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of AIT since inception.

c.
Since its inception, the Company has devoted substantially all of its effort to business planning, research and development. The Company has incurred a net loss and had negative cash flow from operating activities of $16,312 and $5,313 respectively, for the nine month period ended September 30, 2017, and had an accumulated deficit of $29,885 as of September 30, 2017. These conditions among others raise substantial doubts about the Company's ability to continue as a going concern. The Company's ability to continue to operate is dependent upon raising additional funds to finance its activities. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its products candidate.

The consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.
The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2016 and as discussed in the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K filed on March 31, 2017, are applied consistently in these interim consolidated financial statements.

b.	Investment in marketable securities:

The Company accounts for investments in marketable securities in accordance with ASC No. 320, "Investments- Debt and equity Securities". Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classified all of its equity securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in "Accumulated other comprehensive income" in stockholders' deficiency. Realized gains and losses on sales of investments are included in financial income, net and are derived using the specific identification method for determining the cost of securities.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization together with interest and dividends on securities are included in financial income, net.

The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company's intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For securities that are deemed other-than-temporarily impaired, the amount of impairment recognized in the statement of income (loss) is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss). During the nine months period ended September 30, 2017, the Company did not record any other-than-temporary impairment income (loss) with respect to its marketable securities.

c.	Warrants to purchase Common Stock:

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

d.	Treasury shares:

Shares held by the Company are presented as a reduction of equity, at their cost to the Company as treasury stock, until such shares are retired and removed from the account.

e.	Impact of recently issued accounting pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  The update simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows and forfeiture rate calculation. The amendments of this ASU 2016-09 are effective for reporting periods beginning after December 15, 2016 for public entities.

The Company adopted ASU 2016-09 commencing January 1, 2017. There was not material impact to the Company's interim consolidated financial statements as a result of this adoption.

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 4:-	BANK LOAN

On September 15, 2016, AIT entered into a loan agreement with a commercial bank for a loan ("Loan") in an aggregate principal amount of $52 with imputed interest at an average rate of 5.1% with monthly payments over 12 installments. On May 21, 2017 the remaining balance of the Loan including the accrued interest was paid by the Company.

NOTE 5:-	CONVERTIBLE NOTES

Starting in December 2013 and continuing until December 31, 2016, AIT entered into Convertible Notes Agreements ("Notes Agreement") and received an aggregate amount of $3,342 in proceeds from these convertible notes - ("Convertible Notes"), of which $892 was received from related parties as of December 31, 2016 (see also Note 9d).

With respect to the Convertible Notes, AIT applied ASC 470, "Debt with Conversion and Other Options", pursuant to which AIT recognized and measured the Beneficial Conversion Feature ("BCF") in the Convertible Notes at the commitment date by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature is calculated on the commitment date using the effective conversion price. The discount resulting from the BCF is amortized over the life of the Convertible Notes and is contained in financial expenses (income), net in the Company's statements of consolidated comprehensive loss unless mandatorily converted earlier.

In September and October 2016, the Convertible Notes' terms were modified such that subject to and effective immediately upon the consummation of a transaction whereby AIT's ordinary shares were to become quoted on the OTC Market, the holders of the Convertible Notes had the right to convert the Convertible Notes and the outstanding accrued interest into ordinary shares of AIT. Following the consummation of the Merger, the holders of the Convertible Notes elected to convert the Convertible Notes and the outstanding accrued interest into 1,397,068 ordinary shares of AIT. Following the conversion, the holders no longer have any rights or claims under the Notes Agreement. AIT accounted for this amendment as modification according to ASC 470-50 "Modifications and Extinguishments".

On January 13, 2017, upon the closing of the Merger (see Note 1b) all Convertible Notes and the accrued interest were converted into 1,397,068 shares of Common Stock of the Company (including 6,473 shares that were issued as a finders' fee), and the remaining BCF and capitalized debts issuance costs were amortized immediately into statement of comprehensive loss as finance expenses (see also Note 8c4).

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 5:-	CONVERTIBLE NOTES (Cont.)

The Convertible Notes balance consists of the following:

	September 30,	December 31,
	2017	2016
	Unaudited

Opening balance	$2,895	$1,552
Receipt of Convertible Notes	-	184
BCF in respect of Convertible Notes	-	(177)
Amortization of BCF	1,031	1,034
Amortization of debts issuance costs	15	16
Imputed interest	14	286
Conversion of Convertible Notes into Common Stock	(3,955)	-

	$-	$2,895

NOTE 6:-	FAIR VALUE MEASUREMENT

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

The Company accounted for the warrants issued to investors which included, among others, down round protective provisions as a non-current liability according to provisions of ASC 815. The Company will measure the warrants at fair value in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company`s statement of comprehensive loss as financial income or expense, as appropriate. Under ASC 820, the warrants classified as Level 3 (See also Note 8c1).

Under ASC 820, the marketable securities classified as Level 1 (See also Note 2d).

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 6:-	FAIR VALUE MEASUREMENT (Cont.)

The Company used the following assumptions to estimate the fair value of the warrants:

Nine months ended September 30, 2017
Unaudited

Risk-free interest rate (1)	1.81%-1.93%
Expected volatility (2)	75.2%
Expected life (in years) (3)	4.29-5
Dividend yield (4)	0%

Fair value per warrant	$1.81-2.92

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of comparable companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.

The changes in Level 3 liabilities associated with the warrants that were issued to investors are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of September 30, 2017 (unaudited):

Fair value of liability related to warrants
Unaudited
Balance at January 1, 2017	$-

Fair value of warrants granted to investors and placement agent	3,760
Fair value of additional warrants granted to investors	2,434
Revaluation of warrants to purchase Common Stock	3,625

Balance at September 30, 2017 (unaudited)	$9,819

As of September 30, 2017, none of the warrants granted have been exercised.

In addition, the Company's financial instruments also include cash and cash equivalents, other accounts receivable, trade payables and other accounts payables. As of September 30, 2017, the fair value of these financial instruments was not materially different from their carrying values due to the short-term maturities of such instruments.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 7:-	CONTINGENT LIABILITIES AND COMMITMENTS

a.
On October 22, 2013, AIT entered into a patent license agreement with a third party, pursuant to which AIT agreed to pay to the third party a non-refundable upfront fee of $150 and is obligated to pay 5% royalties of any licensed product revenues, but at least $50 per annum during the royalty period as defined in the agreement. As of September 30, 2017, AIT did not record any revenues and therefore no royalties were paid or accrued.

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

In addition, immediately prior to the Merger, on January 13, 2017, AIT issued to a third party a warrant (the "Third Party Warrant") to purchase up to 178,570 ordinary shares of AIT at an exercise price of $4.80 for each share. This warrant was exchanged for a warrant to acquire shares of the Common Stock of the Company upon consummation of the Merger.  The warrant is exercisable, in whole or in part, until the seventh anniversary as of the date of grant of the warrant. During the nine month period ended September 30, 2017, AIT recorded research and development expenses of $480 in respect to such warrant (see also Note 8i2).

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

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

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

Immediately prior to the Closing of the Merger, AIT received gross proceeds of approximately $10,210 ("Total Purchase Price") from new and existing investors ("Investors") (including $1,170 from certain principal shareholders, a member of its Board of Directors and its chief executive officer) under the SPA by issuance of an aggregate 1,701,616 Units. Direct and incremental costs related to the SPA amounted to $1,049. Such costs have been allocated between shares of Common Stock and the issued Warrants.

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

2.
In addition, based on the terms of the SPA, because the issuance of Units by AIT, together with issuances of Units by the Company following the Merger, failed to raise aggregate gross proceeds of at least $15,000, the Company issued an additional 1,701,616 warrants to the Investors. Consequently, the Company recorded additional finance expenses amounting to $2,434.

3.
In March 2017, the Company raised additional gross funds amounting to approximately $663 from new investors by issuance of an aggregate of 110,494 purchased units, each of which comprised one share of Common Stock and a warrant to acquire two shares of Common Stock at an exercise price of $6.9 per share. Direct and incremental costs related to such investment round amounted to $199. In addition, the Company incurred additional costs amounted to $15 with respect to warrants that the Company is obligated to issue to the placement agent. These costs were allocated between the Common Stock and the issued Warrants.

4.
On January 13, 2017, the principal and accrued interest on all of AIT's outstanding Convertible Notes, amounting to $3,955 were converted into 1,390,595 shares of Common Stock. In addition, the Company issued 6,473 shares of Common Stocks as a finders' fee upon the conversion of the Convertible Notes. Consequently, the Company recorded finance expenses amounting to $18 in the nine months ended September 30, 2017.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

d.	Treasury shares:

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

A summary of the Company's options activity for employees and directors under the 2013 Plan is as follows:

	Nine months period ended September 30, 2017
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding at beginning of period	134,693	$3.31	8.99
Granted	240,500	6.34
Exercised	(52,902)	0.02
Forfeited	(29,401)	5.27

Options outstanding at end of period	292,890	6.18	9.25
Options exercisable at end of period	85,407	5.92	8.72

As of September 30, 2017, the aggregated intrinsic value of outstanding and exercisable options was $0. The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Common Stock on the last day of third quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount is impacted by the changes in the fair market value of the Company's shares of Common Stock.

Total weighted average fair value of options granted to employees in the nine month period ended September 30, 2017 was $1.87 and in the three month period ended September 30, 2017 was $2.99.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

f.	Options granted to non-employees:

The Company has granted options to certain non-employees under the 2013 Plan and accounted for these options in accordance with ASC 505-50.

The outstanding options granted to non-employees are as follows:

Grant date	Number of options	Exercise price			Expiration date
September 8, 2013	17,080		$4.01		September 8, 2023
September 8, 2013	2,340	$	*	)	September 8, 2023
December 29, 2013	3,511		$4.01		December 29, 2023
April 8, 2014	9,158	$	*	)	April 8, 2024
July 24, 2014	1,246		$5.46		July 24, 2024
March 1, 2015	57,779		$5.46		March 1, 2025
October 20, 2015	12,456	$	*	)	October 20, 2025
December 1, 2015	11,210		$5.46		December 1, 2025
November 8, 2016	9,601		$0.01		November 8, 2026
June 30, 2017	131,000		$6.9		June 30, 2027

	255,381

*)	Represents an amount lower than $1.

Total weighted average fair value of options granted to non-employees in the nine month period ended September 30, 2017 was $1.77.

Stock-based compensation:

The stock-based compensation expense recognized in the consolidated financial statements for services received from employees, directors and non-employees is shown in the following table:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Research and development	$94	$190	$76	$62
General and administrative expenses	3,589	180	389	23

	$3,683	$370	$465	$85

As of September 30, 2017, the total unrecognized estimated compensation cost related to non-vested stock options granted to employees, directors and non-employees is $442, which is expected to be recognized over a weighted average period of approximately 2 years.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

g.	Issuance of Restricted Stock Units ("RSUs"):

On August 31, 2015, AIT's Board of Directors approved a grant of 11,781 RSUs to one member of the Board of Directors with a vesting schedule of three years from September 3, 2015. As of September 30, 2017, 3,927 shares of Common Stock have been issued upon vesting of equivalent amount of RSUs. During the third quarter of 2017, 11,781 RSUs were forfeited due to the board member's termination.

h.	Issuance of Restricted Shares ("RSs"):

1.
On January 13, 2017, the Company issued 492,624 RSs to one of the directors of the Company, of which 246,312 were to vest on the six-month anniversary of the grant date and the remaining vest on the 18-month anniversary of the grant date. During the second quarter of 2017, 246,312 RSs were cancelled. For the nine month period ended September 30, 2017, the Company recorded general and administrative expenses of $1,961 in connection with the above grant, out of which $844 were recorded with respect to the RSs cancellation.

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

During the first quarter of 2017, the one-time bonus was paid and the Company issued 364,286 RSs. For the nine month period ended September 30, 2017, the Company recorded expenses in the amount of $1,310 in respect of this grant.

i.	Warrants:

1.
On October 3, 2013 (the "Grant Date"), AIT granted warrants to a strategic adviser to purchase 85,474 ordinary shares of AIT with an exercise price of $8.19 (the "Third-Party Warrant"). Such warrant was fully vested on the Grant Date and eligible for exercise during a period of three years commencing as of the issuance of the warrant and ending on the third anniversary of the Grant Date (the "Exercise Period"). In addition, the warrant expires in the event of an initial public offering (an "IPO") or an acquisition of AIT unless already exercised.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 8:-	STOCKHOLDERS' DEFICIENCY (Cont.)

In January 2016, AIT's Board of Directors approved the extension of the Exercise Period by replacing the aforementioned original warrant with a new warrant exercisable until December 31, 2017 or until the fifth anniversary of the Grant Date in the event an IPO were to occur prior to December 31, 2016. As of September 30, 2017, this warrant was not exercised.

AIT accounted for the extension of the Exercise Period pursuant to ASC 718 as a modification. Accordingly, additional compensation of $94 was calculated as the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified based on current circumstances and recorded incremental fair value as an immediate compensation expense in the general and administrative expenses in the statements of comprehensive loss in 2016.

2.
As of January 13, 2017, AIT accounted for the Third-Party Warrant pursuant to ASC 505-50 and measured the warrants at fair value according to the Black-Scholes model for a fair value of approximately $480. Such amount was fully recognized during the nine-month period ended September 30, 2017 based on the vesting schedule of the warrant. The value of the Third-Party Warrant was based on the following assumptions: share price of $3.98, exercise price of $4.80, expected dividend rate of 0%, expected standard deviation of 75.23%, risk-free interest rates of 2.20% and expected life until exercise of 7 years.

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

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 9:-        RELATED PARTY BALANCES AND TRANSACTIONS

Balances with related parties:

	September 30,	December 31,
	2017	2016
	Unaudited

Convertible Notes (d)	$-	$892

Other accounts payable (b), (c)	$-	$65

Loan from related parties (a)	$30	$379

Additional paid in capital (e)	$-	$304

Related parties' expenses:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Amounts charged to:

General and administrative expenses (e)	$245	$182	$-	$37

Research and Development expenses (b), (c)	$60	$60	$22	$8

Financial expense (a), (d)	$13	$49	$2	$14

                         *)  Represents an amount lower than $1.

a.	On February 10, 2014, AIT signed a loan agreement with one of its stockholders for a total amount of $22. The loan bears an interest of 4% per annum.

In 2016 and 2017, AIT entered into loan agreement with existing stockholders pursuant to which AIT received the amounts of $340 and $57 (the "Stockholder Loans"), respectively, which bears an interest rate of 16% per annum and shall be fully repaid in 12 months from the date each was funded. In the event of full payment of the Stockholder Loans at any time within 90 days of the funding, a minimum interest rate of 4% of the Stockholder Loans shall be paid along with the principal.

During the nine month period ended September 30, 2017, the Company repaid a portion of the Stockholder Loans amounting to $261 to certain of its stockholders. In addition, the Company recorded expenses regarding all aforesaid loans in the amount of $13.

On January 13, 2017, upon the closing of the Merger (see also Note 1b), the holdings of certain of the above stockholders were diluted, and they are no longer considered related parties as of September 30, 2017.

b.
On September 9, 2012, AIT signed a consultancy agreement (which was amended at November 8, 2012) with one of its stockholders. As of September 30, 2017, the consultant is not considered as a related party.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 9:-	RELATED PARTY BALANCES AND TRANSACTIONS (Cont.)

c.
On December 15, 2012, AIT signed a consultancy agreement (which was amended at October 21, 2014) with one of its stockholders. For the nine month periods ended September 30, 2017 and 2016, the Company recorded expenses related to the amended consultancy agreement in the amount of $60 and $23, respectively.

d.
Commencing December 2013, AIT issued the Convertible Notes for which aggregate consideration of $892 was received from related parties as of December 31, 2016 (see also Note 5). The Convertible Notes bore an interest rate of 8% per annum compounded annually. Upon the closing of the Merger (see also Note 1b), all of the outstanding Convertible Notes were converted into 1,397,068 shares of Common Stock. For the nine month period ended September 30, 2017 and 2016, the Company recorded finance expenses in the amounts of $13 and $49, respectively.

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

On June 30, 2017, the Company signed a new agreement with Mr. Avniel pursuant to which among others he is entitled to a base salary of approximately $22 per month.

In January 2017, the Company entered into a consulting agreement with Mr. Steven Lisi one of the Company’s directors, for consideration of $18 per month. On March 13, 2017 Mr. Lisi was appointed as the Company’s Chairman of the Board of Directors.

On June 13, 2017, Mr. Lisi was appointed as the Company’s CEO, and Mr. Avniel was appointed to be the Company’s Chief Operating Officer and President.

On June 30, 2017, the Board of Directors approved an annual base salary of $260 for Mr. Lisi’s services as CEO.

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 10:-      FINANCIAL EXPENSE, NET

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Financial expenses, net:
Bank charges and other	$8	$6	$2	$3
Imputed interest expense in respect to Convertible Notes	14	212	-	76
Imputed interest expense in respect to loans from related parties and others and loan from bank	11	4	2	1
Foreign currency translation adjustments, net	9	(8)	4	(34)
Amortization of debt issuance costs	15	12	-	4
Amortization of BCF in respect to Convertible Notes	1,031	764	-	269
Issuance of Common Stock to finder fee upon the conversion of Convertible Notes	18	-	-	-
Issuance of additional warrants granted to investors	2,434	-	-	-
Revaluation of warrants to purchase Common Stock	3,625	-	5,084	-
Issuance cost related to warrants to investors and placement agent	457	-	-	-

	$7,622	$990	$5,092	$319

AIT THERAPEUTICS, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share data and per share data

NOTE 11:-	BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company's basic and diluted net loss per share of Common stock:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
	Unaudited		Unaudited

Net loss	$16,312	$2,746	$7,149	$503
Convertible Preferred A Shares accumulated dividend	-	131	-	131

Net loss attributable to holders of Common stock as reported	$16,312	$2,877	$7,149	$634

Weighted average number of shares of Common stock used in computing basic and diluted net loss per share	5,969,969	1,448,750	6,045,515	1,449,528

Net loss per share of Common stock, basic and diluted	$2.73	$1.99	$1.18	$0.44

For the nine and three month period ended September 30, 2017 and 2016, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

NOTE 12:-	SUBSEQUENT EVENTS

On November 1, 2017 the Company entered into a Letter of Intent (LOI) with NitricGen, Inc. ("NitricGen") to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to NO delivery systems ("Delivery System").

According to the LOI, the Company agreed to pay NitricGen a total of $2,000 in several future payments depended on achieving some milestones, as defined in the LOI, and to pay NitricGen royalties on sales of the Delivery System. In addition, the Company agreed to grant NitricGen warrants to purchase 100,000 shares of AIT common stock at an exercise price of $6.90 per share.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under ‘‘Cautionary Note Regarding Forward-Looking Statements’’ included elsewhere in this Quarterly Report and “Risk Factors” in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 9, 2017.

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

We believe our novel system is designed to successfully deliver a high dosage of NO to the lungs that has the potential to eliminate microbial infections, including bacteria, fungi and viruses. Currently there is one FDA approved 20 ppm NO vasodilation treatment for neonates with hypoxic respiratory failure, which, at such a low concentration of NO, is not intended to treat microbial infections. NO is produced naturally by the body for a variety of functions. Specific to our purpose, NO is used by the innate immune system as a defense against invading pathogens at concentrations of approximately 200 ppm. Pre-clinical and clinical trials have demonstrated that exogenous NO, at concentrations of 160 – 200 ppm, can kill bacterial and viral infections. Based on our studies, we believe that 160 ppm is the minimum therapeutic dose to achieve the pulmonary antimicrobial effect of NO.

On December 29, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) together with Red Maple Ltd. (“Merger Sub”), a wholly owned subsidiary of KokiCare, Inc., a Delaware corporation, and Advanced Inhalation Therapies Ltd. (“AIT Ltd.”).  The Merger Agreement provided for (i) the merger of Merger Sub with and into AIT Ltd. pursuant to the laws of the State of Israel (the “Israeli Merger”) and (ii) the conversion of the ordinary shares and other outstanding securities of AIT Ltd. into the right to receive shares and other applicable securities of us, with AIT Ltd. surviving as our wholly-owned subsidiary (the “Merger”).  The Israeli Merger became effective on December 29, 2016 and the Merger closed on January 13, 2017. Prior to the Merger, on January 9, 2017, we changed our name from KokiCare, Inc. to AIT Therapeutics, Inc.

Immediately prior to the Merger, AIT Ltd. consummated a private placement pursuant to which it issued to investors an aggregate of 1,701,616 of its ordinary shares, together with warrants to purchase an aggregate of 3,403,232 ordinary shares for gross proceeds of approximately $10,200 thousand.  In connection with the Merger, we assumed AIT Ltd.’s obligations under the purchase agreements with respect to such private placement, including the registration rights contained therein. In connection with the closing of the Merger, all outstanding ordinary shares, warrants and options of AIT Ltd. were converted into shares of our common stock, warrants for our common stock and options for our common stock, respectively, at a ratio of 1:1.

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

To date, we have not generated revenue from the sale of any product, and we do not expect to generate revenue unless and until we obtain marketing approval of, and commercialize, any product candidate. As of September 30, 2017, we had an accumulated deficit of $29,885 thousand. Our financing activities are described below under “Liquidity and Capital Resources.”

Unless the context requires otherwise, references in this Quarterly Report to the “Company,” “we,” “us” and “our” refer to AIT Ltd. prior to the Merger and to AIT Therapeutics, Inc. and its consolidated subsidiaries following the Merger.

Critical Accounting Policies

We prepare our interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Results of Operations

Three and Nine Month Ended September 30, 2017 Compared to Three and Nine Month Ended September 30, 2016

Revenue

We have not generated any revenue to date, including for the three and nine month period ended September 30, 2017 and 2016.

Research and Development Expenses

 The following table discloses the breakdown of research and development expenses for the three and nine month ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Costs to third-party clinical consultants and expenses related to conducting clinical and preclinical trials and other R&D subcontractors	$871	$10	$1,668	$110
Purchase of certain intellectual property assets	-	-	500	-
Salaries and related personnel	111	6	260	124
Stock-based compensation and warrants	76	62	574	190
Other	135	-	221	149
Total	$1,193	$78	$3,223	573

For the three month period ended September 30, 2017 and 2016, we incurred research and development (“R&D”) expenses in the aggregate of $1,193 thousand and $78 thousand, respectively. The increase was primarily due to costs related to clinical trials, subcontractors and consultants.

For the nine month period ended September 30, 2017 and 2016, we incurred R&D expenses in the aggregate of $3,223 thousand and $573 thousand, respectively. The increase was primarily due to an increase in costs of $1,558 thousand related to clinical trials, subcontractors and consultants, purchase of certain intellectual property in the amount of $500 thousand and expenses of $480 thousand related to the warrants.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll expenses, stock-based compensation expense, costs related to the Merger and recapitalization, professional service fees for accounting and legal advisors, facilities, travel expenses and other general and administrative expenses.

We expect our general and administrative expenses, such as accounting and legal fees, to increase in connection with our operations as a U.S. public company, and we expect increases in the number of our executive, accounting and administrative personnel due to our anticipated growth.

For the three month period ended September 30, 2017 and 2016, we incurred general and administrative expenses of $864 thousand and $89 thousand, respectively. The increase of $775 thousand for the three month period ended September 30, 2017 as compared to the 2016 period resulted primarily from the increase of approximately $366 thousand in stock-based compensation expense mainly due to restricted shares to board members and equity grants to employees, an increase of $191 in legal expenses, and an increase of $176 in payroll and other expenses.

For the nine month period ended September 30, 2017 and 2016, we incurred general and administrative expenses of $5,461 thousand and $523 thousand, respectively. The increase of $4,938 thousand for the nine month period ended September 30, 2017 as compared to the 2016 period resulted primarily from an increase of approximately $3,409 thousand in stock-based compensation expense mainly due to restricted shares to board members and a service provider, an increase in costs of $497 related to legal, accounting and issuance fees in connection with the Merger, and an increase in payroll expenses of $320 due to the hiring of G&A employees.

Costs Related to Aborted IPO

Costs related to our aborted initial public offering in the three and nine month periods ended September 30, 2016 consisted of direct and incremental costs such as accounting, consulting, legal and printing fees that were incurred in connection with an initial public offering process pursuant to which we had planned to register and quote our common stock on the OTCQB, the over-the-counter trading marketplace for securities of early-stage or developing companies run by the OTC Markets Group, Inc.,  which we did not complete.

Financial Expense(Income), Net

Financial expense (income), net consists of imputed interest, expenses in respect of the revaluation of warrants to purchase common stock, amortization of the beneficial conversion feature (“BCF”) in respect of our convertible notes, issuance cost related to warrants issued to investors, foreign currency translation adjustments and other financial expenses. For more information, refer to note 10 to our interim consolidated financial statements as of September 30, 2017 located elsewhere in this Quarterly Report.

For the three month period ended September 30, 2017 and 2016, we recognized financial expenses, net of $5,092 thousand and financial expenses, net of $319 thousand, respectively. The financial expenses of $5,092 thousand recognized in the third quarter of 2017 primarily resulted from the revaluation of warrants issued to investors in connection with private placements.

For the nine month period ended September 30, 2017 and 2016, we incurred financial expenses, net of $7,622 thousand and $990 thousand, respectively. The increase of $6,632 thousand resulted primarily from expenses of $6,059 thousand related to the issuance and revaluation of warrants granted to investors in connection with private placements, an increase of $268 thousand in the amortization of BCF in respect of the conversion of our convertible notes and issuance costs of $457 thousand related to warrants issued to investors in the first quarter of 2017.

Cash Flows

Nine Month Ended September 30, 2017 Compared to Nine Month Ended September 30, 2016

For the nine month ended September 30, 2017 and 2016, net cash used in operations was $5,313 thousand and $415 thousand, respectively. Cash was used primarily for expenses related to the Merger, private placements, payroll, clinical trials conducted in Israel, services from subcontractors and third parties.

For the nine month ended September 30, 2017 net cash used in investing activities was $2,403 thousand and for the nine month ended September 30, 2016 net cash provided by investing activities was $3 thousand. The increase resulted primarily from investment of $2,000 thousand in short-term marketable securities, $108 thousand related to purchasing property and equipment and $295 thousand related to our acquisition of AIT Ltd. in the Merger.

Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016, was $9,461 thousand and $303 thousand, respectively. The increase resulted primarily from proceeds from the issuance of units, consisting of common stock and warrants for common stock, net of issuance costs, which totaled $9,889 thousand.

Liquidity and Capital Resources

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products in the next several years.  Since our inception through September 30, 2017, we have funded our operations principally with $12,662 thousand from the issuance of our equity securities and $3,721 from loans from related parties and convertible promissory notes.

 Private Placements

Immediately prior to the Merger, AIT Ltd. consummated a private placement pursuant to which it issued to investors an aggregate of 1,701,616 of its ordinary shares, together with warrants to purchase an aggregate of 3,403,232 ordinary shares for gross proceeds of approximately $10,210 thousand.  In connection with the Merger, we assumed AIT Ltd.’s obligations under the purchase agreements with respect to such private placement, including the registration rights contained therein. In connection with the closing of the Merger, all outstanding ordinary shares, warrants and options of AIT Ltd. were converted into shares of our common stock, warrants for our common stock and options for our common stock, respectively, at a ratio of 1:1.

On March 31, 2017 we consummated a private placement in which we issued and sold an aggregate of 110,494 units, each composed of one share of our common stock and a five-year warrant to purchase two shares of common stock at an exercise price of $6.90 per share. We issued and sold the units to certain investors at a purchase price of $6.00 per unit, for which we received approximately $663 thousand of gross proceeds.

 Future Funding Requirements

We have devoted substantially all of our efforts to business planning and research and development. We have incurred a net loss and had negative cash flow from operating activities of $16,312 and $5,313 respectively, for the nine month period ended September 30, 2017, and had an accumulated deficit of $29,885 as of September 30, 2017. As of September 30, 2017, we had $3,757 thousand in cash and cash equivalents and short-term marketable securities. Currently, our only source of liquidity is our current cash on hand. These conditions among others raise substantial doubts about our ability to continue as a going concern. Our ability to continue to operate is dependent upon raising additional funds to finance our activities, and we do not currently have any commitments for future additional funding. There are no assurances that we will be successful in obtaining an adequate level of financing for the long-term development and commercialization of our product candidate.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AIT THERAPEUTICS, INC.
/s/ Steve Lisi
Date: November 1, 2017	Steve Lisi
Chief Executive Officer
(Principal Executive Officer)

AIT THERAPEUTICS, INC.
/s/ Hai Aviv
Date: November 1, 2017	Hai Aviv
Chief Financial Officer
(Principal Financial and Accounting Officer)