Form 10-KT
period 2017-12-31
AIT Therapeutics, Inc.
filed 2018-06-15
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KT

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM January 1, 2018 TO MARCH 31, 2018

Commission file number: 000-55759

AIT THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3812456
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Mamaroneck Avenue, Suite 320 Harrison, NY 10528	7403635
(Address of Principal Executive Offices)	(Zip Code)

+516.665.8200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]	No [X]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes [ ]	No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Aggregate market value of the voting stock held by non-affiliates as of June 30, 2017: $0 as there was no reported price on the OTC Markets prior to that date. The voting stock held by non-affiliates on that date consisted of 6,150,725 shares of Common Stock.

As of June 15, 2018, the registrant had 8,406,657 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AIT Therapeutics, Inc..

TABLE OF CONTENTS

FORM 10-KT

For the Year Ended December 31, 2017

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Transition Report on Form 10-KT contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Transition Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Transition Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Transition Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Transition Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:

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

- federal, state, and foreign regulatory requirements, including the U.S. Food and Drug Administration or the FDA regulation of our product candidates;

- our ability to obtain and retain key executives and attract and retain qualified personnel; and

- our ability to successfully manage our growth.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Transition Report and the documents that we reference in this Transition Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

AIT Therapeutics, the AIT logo, and other trademarks or service marks of AIT Therapeutics appearing in this Transition Report are the property of AIT Therapeutics. This Transition Report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Transition Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

PART I

ITEM 1. BUSINESS

Change in Fiscal Year End

On May 10, 2018, our board of directors approved a change in our fiscal year end from December 31st to March 31st. As a result of this change, we are filing this Transition Report on Form 10-KT for the three-month transition period ended March 31, 2018. References to any of our previous fiscal years mean the fiscal years ending on December 31st.

Overview

We are an emerging medical device company developing a nitric oxide (NO) delivery system, or the AIT NO Delivery System, that is capable of generating NO from ambient air. The AIT NO Delivery System can generate up to 400 parts per million (ppm) for delivery to a patient’s lung. The AIT NO Delivery System can deliver NO either continuously or for a fixed amount of time and has the ability to either titrate dose on demand or maintain a constant dose. We believe that there is a high unmet medical need for patients suffering from certain severe lung infections for which our system can be used. Our current product candidates will be subject to premarket reviews and approvals by the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our System will be marketed as a medical device in the U.S. (U.S.).

In contrast to approved NO delivery systems, our novel AIT NO Delivery System is designed to deliver not only low concentrations of NO, but also high concentrations of NO to the lungs, which we believe has the potential to eliminate microbial infections, including bacteria, fungi and viruses. Current FDA approved NO delivery systems are approved for persistent pulmonary hypertension of the newborn, or PPHN, which requires a NO concentration of 20 ppm and is not intended to treat microbial infections. The body produces NO naturally as an innate immunity mechanism. Based on our clinical studies, we believe that 160 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, the FDA, nor any other major regulatory agency in other countries or regions, has not approved any NO formulation and/or delivery system for the delivery of 160 ppm or higher to the lungs.

We were incorporated in Delaware on April 28, 2015 under the name “KokiCare, Inc.” and operated as a healthcare software company prior to the Merger (as defined below). Concurrent with the closing of the Merger, we abandoned our pre-Merger business plan in the healthcare software industry and we are now solely pursuing our business in the medical device industry.

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

Unless otherwise indicated, all information contained in this Transition Report on Form 10-KT with respect to periods prior to the date on which we consummated the Merger relates solely to Kokicare, Inc., without regard to the Merger.

Our offices are located at 500 Mamaroneck Avenue, Suite 320 Harrison, NY 10528, telephone number 516.665.8200.

Business Overview

We are an emerging medical device company developing our AIT NO Delivery System, which is capable of generating NO from ambient air. The AIT NO Delivery System can generate NO up to 400 ppm for delivery to a patient’s lung. The AIT NO Delivery System can deliver NO either continuously or for a fixed amount of time and has the ability to either titrate dose on demand or maintain a constant dose. We believe the AIT NO Delivery System can be used to treat patients on a ventilator that require NO, as well as patients with chronic lung disease or acute severe lung infections via delivery through a breathing mask. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that our AIT NO Delivery System can potentially address. Our initial areas of focus are PPHN, bronchiolitis and nontuberculous mycobacteria, or NTM. Our current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our System will be marketed as a medical device in the U.S.

With respect to PPHN, our novel AIT NO Delivery System is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low-concentration NO). We believe our AIT NO Delivery System has many competitive advantages over the current approved NO delivery systems in the U.S., European Union, Japan and other markets. For example, our AIT NO Delivery System does not require the use of a high-pressure cylinder, utilizes less space than other similar devices, does not require cumbersome purging procedures and places less burden on hospital staff in carrying out safety procedures.

Our novel AIT NO Delivery System can also deliver a high dosage of NO to the lungs, which we believe has the potential to eliminate microbial infections, including bacteria, fungi and viruses, among other benefits. We believe current FDA approved NO vasodilation treatments would have limited success in treating microbial infections given the low concentrations of NO being delivered. Given that NO is produced naturally by the body as an innate immunity mechanism at a concentration of 200 ppm, supplemental high dose NO should aid in the body’s fight against infection. Based on our clinical studies, we believe that 160 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, neither the FDA nor equivalent regulatory agencies in other countries or regions have approved any NO formulation and/or delivery system for the delivery of a dosage of NO at 160 ppm or higher to the lungs.

To date, we have conducted the following studies:

Date	Study	Indication	Primary	Results
2011	Phase 1 Safety (n=10)	All comers	Safety	● No SAEs

2013 – 2014	Phase 2 double blind randomized (n=43)	Bronchiolitis (all causes)	Safety & Efficacy	● No SAEs ● Length of hospital stay reduced by 24 hours in hospitalized infants

2013 – 2014	Phase 2 open label (n=9)	Cystic Fibrosis (CF)	Safety & Efficacy	● No SAEs ● Lowered bacterial load

2016	Compassionate use Israel (n=2)	Nontuberculous Mycobacteria(NTM) in CF patients	Efficacy	● No SAEs ● Improvements in clinical and surrogate endpoints

2017	Compassionate use National Institute of Health (n=1)	NTM in CF patient	Efficacy	● No SAEs ● Improvements in clinical endpoints

2017	Pilot open label (N=9)	Refractory NTM abscessus	Safety	● No SAEs ● Improvements in clinical and surrogate endpoints

2018	Pilot double blind randomized (n=68)	Bronchiolitis (all causes)	Efficacy	● No SAEs ● Dosing complete, results pending

Our active pipeline of product candidates is shown in the table below:

Product	Indication	Development Status	Further Information
AIT-PH (Pulmonary Hypertension)	In-Hospital Use	Commercial system in development	Regulatory filings expected ~year end 2018
AIT-BRO (Bronchiolitis)	Bronchiolitis in Infants (elderly to follow)	94 patient study ongoing	Data expected in 2Q18
AIT-NTM (Nontuberculous Mycobacteria)	Mycobacterium Abscessus Complex (MABSC)	9 patient pilot study dosing complete	Meet with FDA by mid-year to discuss potential pivotal trial design

We plan to submit a 510(k) premarket notification to the FDA around year end 2018 for the use of AIT NO Delivery System in PPHN. We also expect to make certain regulatory filings outside of the U.S. beginning in 2019. According to the 2017 year end report from Mallinckrodt Pharmaceuticals, aggregate sales of low concentration NO in the U.S. were $505 million in 2017, while sales outside of the U.S., where there are multiple market participants, were considerably lower than in the U.S.

With respect to bronchiolitis, we expect to initiate a pivotal trial for infants hospitalized due to bronchiolitis in the fourth quarter of 2019. The trial would last approximately 6 months after initiation. If the trial is successful, we would submit a premarket approval or PMA to the FDA about 6 months after trial completion. Regulatory filings outside of the U.S. would begin after our review process is completed in the U.S.

Our NTM program has produced data from three compassionate use subjects and patients from a multi-center pilot study completed earlier this year. All patients suffered from NTM Abscessus infection and had underlying cystic fibrosis (CF). One compassion patient was treated with our NO generator based delivery system at the National Heart, Lung and Blood Institute (NHLBI). The rest were treated with our NO cylinder based delivery system. All patients were treated with 160 ppm NO at intermittent 30 minute dosing over 21 days, except one patient who was treated over 26 days. We expect to meet with the FDA during the second calendar quarter of 2018 to discuss a pivotal trial design for the use of the AIT NO Delivery System (generator based) for patients suffering from the effects of NTM and potentially other serious, chronic, and refractory lung infections.

For our high concentration platform, the initial target is lower respiratory tract infections, or LRTI. Our initial two target indications are infants hospitalized due to bronchiolitis (mainly caused by RSV) and patients suffering from NTM abscessus and other severe, chronic, refractory infections. There are over 1.5 million hospitalizations related to LRTI annually in the U.S., and LRTI is the third leading cause of death worldwide.

NTM abscessus lung infection is a rare and serious pulmonary disease associated with increased morbidity and mortality. There is an increasing rate of lung disease caused by NTM, which is an emerging public health concern worldwide. There are approximately 50,000 patients diagnosed with NTM in the U.S., and there are an estimated additional 100,000 patients in the U.S. that have not yet been diagnosed. In Asia, the number of patients suffering from NTM surpasses what is seen in the U.S. The abscessus form of NTM comprises approximately 25% of all NTM.

Patients with NTM lung disease may experience a multitude of symptoms such as fever, weight loss, cough, lack of appetite, night sweats, blood in the sputum and fatigue. Patients with NTM lung disease, specifically abscessus, frequently require lengthy and repeated hospital stays to manage their condition. There are no treatments specifically indicated for the treatment of NTM lung disease in North America, Europe or Japan. Current guideline-based approaches to treat NTM lung disease involve multi-drug regimens of anti-biotics that may cause severe, long lasting side effects, and treatment can be as long as two years or more. The prevalence of human disease attributable to NTM has increased over the past two decades. In a study conducted between 1997 and 2007, researchers found that the prevalence of NTM in the U.S. is increasing at approximately 8% per year and that NTM patients on Medicare over the age of 65 are 40% more likely to die over the period of the study than those who did not have the disease (Adjemian et al., 2012). A 2015 publication from co-authors from several U.S. government departments stated that prior year statistics led to a projected 181,037 national annual cases in 2014 costing the U.S. healthcare system approximately $1.7 billion (Strollo et al., 2015).

Over 150 million new cases of bronchiolitis are reported worldwide each year. In the U.S., there are more than 100,000 annual bronchiolitis hospitalizations among children two years of age or younger.

Currently, there is no approved treatment for bronchiolitis. The treatment for acute viral lung infections that cause bronchiolitis in infants is largely supportive care and is based primarily on prolonged hospitalization during which the infant receives a constant flow of oxygen to treat hypoxemia, a reduced concentration of oxygen in the blood. In addition, systemic steroids and inhalation with bronchodilators are sometimes utilized until recovery, but we believe these treatments do not successfully eliminate microbes and reduce hospital length of stay.

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

In addition, our NO Delivery System can deliver NO at concentrations of 1 – 80 ppm consistent with currently approved NO delivery systems for the treatment of PPHN while providing significant advantages associated with the elimination of the use of high-pressure cylinders.

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

Our novel AIT NO Delivery System is designed to provide patients with a gaseous dose of NO (ranging from 10.5 ppm up to 400 ppm) combined with ambient air. The gaseous blend is supplied to the patient via a ventilator for concentrations up to 80 ppm and a face mask for concentrations of 160 ppm and higher. Our AIT NO Delivery System is designed to minimize the time that NO is mixed with oxygen and air. The system is also designed to continuously monitor inhaled NO concentration, NO2 concentration, methemoglobin and the fraction of inspired oxygen, or FiO2 , blood oxygen saturation and heart rate, all of which are important parameters .. A dedicated screen allows for monitoring of the gas mixture and the patient’s vital signs. Further, our product candidates resemble other inhalation systems, making it user friendly, with operation and maintenance that we believe will be familiar to medical staff. Our novel delivery system for use with a mask has been manufactured at commercial scale with a contract manufacturer.

Our novel NO delivery system, when programmed for lung infections, is designed to specifically deliver a NO dosage of 160 ppm and higher, and we believe that it has a number of advantages over other NO formulation delivery systems. For example, it is:

●	optimized to deliver 160 ppm and higher of NO, whereas existing formulations of NO currently on the market consist of a maximum deliverable NO concentration of 80 ppm;

●	equipped with a monitoring system that continuously monitors system parameters (e.g., NO, NO2 and FiO2 concentrations) as well as patient parameters (e.g. vital signs, MetHemoglobin and OxyHemoglobin percentages);

●	capable of providing constant flow of our NO formulation, which we believe allows it to adequately cover the surface area of the lung to eliminate bacteria, viruses, fungi and other microbes;

●	programmable and able to deliver different dosage regimens for a wide range of lung infections;

●	able to generate NO from ambient air, eliminating the need for the use of high-pressure cylinders;

●	designed to be used by the patient, thus convenient and portable; and

●	administered non-invasively through a facial mask, which has the potential to address large, underserved chronic-care markets, such as CF and chronic obstructive pulmonary disease (COPD).

We believe that our solution has the potential for a number of additional benefits and opportunities, as follows:

●	The antimicrobial and multiple other properties of the NO molecule delivered to the lungs suggest the potential for application in a wide range of respiratory diseases. In contrast to the often arduous and slow drug discovery process for small molecules, proteins, peptides, etc., the use of NO in medicine is well-known, and therefore the identification of conditions where NO provides benefits has been, and we expect will continue to be, much simpler, quicker and less costly.

●	The FDA approved the use of NO as an inhaled drug for the treatment of pulmonary hypertension in newborns in 1999. More than 18 years of clinical experience in the delivery, monitoring and understanding of NO in the clinical environment for vascular uses has been documented.

●	NO is naturally produced by the immune system and acts as a first line of defense against infectious diseases. We believe therapeutic use of NO for viral and bacterial co-infections would potentially improve the success of antimicrobial and anti-viral treatments by mimicking the body’s natural defense mechanism and thereby directly reduce viral infectivity, as well as antibiotic drug resistant bacteria.

●	NO is used naturally by the body for vasodilation and we believe that the benefits to patients with various medical conditions will be seen via vasodilation when delivered with our system

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

Strategies

Our objective is to build a leading medical device company that will develop and commercialize patented and proprietary products for the treatment of respiratory infections and diseases, with an initial focus on the treatment of PPHN, bronchiolitis, severe lung infections such as NTM, COPD, and CF. If our clinical trials for our product candidates are successful, we expect to seek marketing approval from the FDA and other worldwide regulatory bodies.

Our completed clinical trials and plans for future clinical trials are as follows:

●	We licensed Phase 1 study results in healthy volunteers from University of British Columbia Hospital, or UBC. Results showed safe delivery of 160 ppm NO to the lung.

●	Bronchiolitis. We completed a double blind, randomized, placebo controlled pilot study conducted in Israel in infants with bronchiolitis. We commenced an Israeli-based clinical trial in the first quarter of 2017 that will complete in the second quarter of 2018 which will serve as another pilot study. We intend to submit an Investigational Device Exemption (“IDE”) to the FDA in 2018 and expect to commence a pivotal clinical trial in 2019 in the U.S.

●	NTM. Three patients with CF who suffer from NTM infections (specifically, M. Abscessus) have been treated under compassionate use, comprising two patients at the Rambam healthcare campus in Israel and one patient in the U.S., treated with our AIT generator based NO Delivery System, at the National Heart, Lung and Blood Institute (NHLBI). A pilot study of nine CF patients infected with NTM Abscessus in Israel were treated with our AIT NO Delivery System using cylinder gas was completed in the fourth quarter of 2017. In addition, we intend to speak with the FDA in 2018 to get agreement on a pivotal trial design. We expect that the pivotal study will use our generator based NO delivery system and treat patients infected with NTM and other severe, refractory lung infections with and without CF. Endpoints are expected to include 6-minute walk, bacterial load, forced expiratory volume in one second (FEV1), quality of life and safety. The study is anticipated to commence in 2019.

●	CF-Related Lung Infections. We completed a pilot open label, multi-center study in Israel of CF patients who are over 10 years old. Results showed a reduction in bacterial load in multiple infections.

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

Each year, according to the World Health Organization, 150 million new cases of bronchiolitis are reported worldwide in infants, and 2-3% of infants affected require hospitalization. In the U.S., there are greater than 150,000 annual bronchiolitis hospitalizations among children younger than five years, of which 115,000 hospitalizations are among children younger than two years old. These hospital visits resulted in total hospital charges of $1.7 billion in 2009 according to a study published in 2013. For infants, bronchiolitis accounts for 20% of annual hospitalizations and 18% of emergency department visits.

According to the American Academy of Pediatrics, in 2009, almost 3,000 children in the U.S. with bronchiolitis needed mechanical ventilation, and the average length of hospital stay for previously healthy infants was 2.5 days. The mortality in children less than one year of age was 0.25%. In 2009, the total direct cost of bronchiolitis related hospitalization was $545 million.

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

NTM infection of the lungs is a chronic, as well as progressive lung condition. NTM exhibits across a variety of lung diseases such as bronchiectasis, COPD, Asthma, CF and Cancer. In certain severe NTM cases, life expectancy is under five years, for which we believe there are no successful treatments available.

There are an estimated 50,000-86,000 cases of NTM lung infections in the U.S. with an annual 8% increase. More than 70% of NTM cases are underreported, and therefore the projected number of NTM cases could be as high as 181,000 in the U.S. alone. With the rise of NTM infections, NTM is currently more prevalent than tuberculosis in the U.S. NTM mostly affects adults middle-aged to elderly, with increasing infection in patients aged 65 and over, a population that is expected to double by the year 2030.

NTM lung infections also pose a substantial financial burden on the U.S. healthcare system. In 2010, the annual cost was over $800 million, and the same study estimated the cost for 2014 to be $1.7 billion in the U.S.

Our initial indication is for the treatment of NTM Abscessus, which is a limited portion of the market discussed above.

There are no approved products in the U.S. and Europe to treat NTM infections.

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

Our Clinical Results to Date

We have conducted several clinical trials to assess our 160 ppm NO inhalation-treatment in various indications. These trials include:

A prospective, open label, controlled, single-center Phase 1 study was conducted on ten healthy adults between 20 and 62 years of age. Subjects received our proprietary 160 ppm NO formulation for 30 minutes, five times a day, for five consecutive days by direct inhalation to the lungs via a prototype delivery system. The study was performed at the UBC and was published in 2012 in the Journal of Cystic Fibrosis.

The primary objective of the study was to determine the effect of the inhaled NO formulation treatment, to determine the effect of the treatment based on pulmonary function test results, to determine the met hemoglobin (MetHb - a form of hemoglobin that cannot bind oxygen, a bi-product of NO and hemoglobin) level associated with the inhaled NO formulation treatment and to assess adverse events associated with the treatment. Secondary objectives of the study were to assess the changes in cytokine levels. NO and NO2 concentrations (a gaseous substance that is a bi-product of NO and O2 , that can be toxic at high concentrations), inhaled fraction of inspired oxygen (FiO2), as well as. MetHb and oxygen saturation (SaO2) were continuously monitored, as elevation of MetHb or reduction in SaO2 levels may be harmful. Vital signs, lung function, blood chemistry (including nitrite/nitrates), hematology, prothrombin time, inflammatory cytokine/chemokines levels and endothelial activation (angiopoietin ratio) were also closely monitored.

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

AEs were reported by five (55.5%) subjects. There were no SAEs or AEs, no treatment withdrawals due to AEs, and no deaths. AEs considered by the investigator as possibly or probably related to treatment were reported for two (22.2%) subjects. There were no AEs of MetHb elevation >5% or NO 2 elevation >5 ppm (study safety threshold of MetHb and NO 2, respectively). In total, seven cases of haemoptysis were reported in two subjects and all events were mild in severity.

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

We have completed a single-arm, open-label Pilot trial in nine patients with MABSC, who were refractory to standard-of-care. The patients were treated with inhaled NO at a concentration of 160 ppm for 30 minutes, in addition to treatment with standard-of-care. Our inhaled NO treatment was administered intermittently five times per day over a 14-day period, followed by a seven-day period with three treatments per day. The primary endpoint of safety, as measured by NO-related SAEs, over the 21-day treatment period was met with no SAEs reported. Secondary endpoints of a 6-minute walk test, FEV1, Quality of Life and Mycobacterium abscessus load in sputum all trended positively. 6MW showed an increase of >40 meters at the end of treatment at day 21 versus baseline and an increase of >25 meters on day 81 (60 days after the cessation of therapy). The mean percentage change in FEV1 at day 21 and day 51 (30 days after the cessation of treatment) was > 3.5% with FEV1 returning to baseline at day 81 (60 days after the cessation of thera py). At day 81 (60 days after the cessation of therapy) bacterial load was 65% lower than baseline. 1 of 9 patients saw culture conversion.

We are currently completing a study in bronchiolitis. The prospective, randomized, double-blind, controlled pilot study is expected to enroll 94 patients, aged 0-12 months, who are hospitalized due to bronchiolitis. The patients will receive either standard-of-care (typically oxygen and hydration) or standard-of-care plus inhaled NO at a concentration of 160 ppm for 30 minutes 5 times per day for up to 5 days. The primary endpoint is hospital length-of-stay (LOS). Secondary endpoints are time required to achieve a clinical score of 5 or less on the modified Tal score and time required to achieve oxygen saturation (SaO2) of 92% or greater. We expect to announce data from the trial in the second quarter of 2018.

We plan to seek regulatory approval for our current product candidates and, if approved, we expect they will be marketed as medical devices.

If we reach the commercialization stage, we expect that we will collaborate with companies outside the U.S. for all indications and inside the U.S. for PPHN, specifically. We are still determining whether to attempt to collaborate for bronchiolitis and/or NTM in the U.S.

The biotechnology, pharmaceutical and medical device industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, medical device companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product candidates. We are aware of several companies currently developing and selling NO therapies for various indications such as pulmonary hypertension. For example, Mallinkrodt commercializes INOMAX® (nitric oxide) for inhalation, which is approved for use to treat newborns suffering from HRF-PPHN, in the U.S., Canada, Australia, Mexico and Japan. The Linde Group has marketing rights to INOMAX® in Europe. Air Liquide sells a similar product in Europe, called VasoKINOX™, together with their delivery platform called OptiKINOX™, for the treatment of pulmonary hypertension that occurs during or after heart surgery. In Europe, Bedfont Scientific Ltd. has a delivery system called NOxBOX® and Air Products PLC has a gas product called NOXAP®, each used in delivering inhaled NO formulations. Bellepheron Therapeutics is developing NO-based products for pulmonary arterial hypertension and pulmonary hypertension associated with chronic obstructive pulmonary disease. Geno LLC is developing NO-based products for the treatment of a variety of pulmonary and cardiac diseases such as acute vasoreactivity testing, pulmonary arterial hypertension and pulmonary hypertension associated with idiopathic pulmonary fibrosis. In addition, other companies may be developing generic NO formulation delivery systems for various dosages. Ceretec, Inc., a company affiliated with 12th Man Technologies Inc., recently obtained clearance from the FDA to market a NO gas product for use in membrane diffusing capacity testing in pulmonary function laboratories in the U.S. Novoteris, LLC previously received orphan drug designation from the FDA and the European Medicines Agency (“EMA”) for the use of inhaled NO-based treatments in treating CF. If the FDA approves Novoteris’ product candidate for the indication for which it received orphan drug designation, then Novoteris will be eligible for orphan drug exclusivity if its product receives approval first, which would have no effect on our product given we are a medical device. In January 2015, Ikaria entered into an agreement with Novoteris to collaborate on the development of an outpatient program for treating bacterial infections associated with CF. Recently, we have become aware that each of Ikaria and Novoteris is conducting a Phase 2 clinical trial using a 160 ppm NO formulation to treat patients with CF. Moreover, Novoteris is also conducting a Phase 2 study in NTM Abscessus in Canada.

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

Pulmonox Patents and Assets - Option to Acquire. On August 31, 2015, we entered into an agreement with Pulmonox whereby we acquired for $25,000 the option, referred to as the Option, to purchase certain intellectual property assets, including Pulmonox’s rights in 17 issued U.S. patents, which are directed to:

●	devices and methods for delivering NO formulations to a patient at steady and alternating concentrations (80-400 ppm), including intermittent delivery of NO;

●	a device and methods for treatment of surface infections; and

●	use of NO as a mucolytic agent and for treatment and disinfection of biofilms.

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

Patent Applications. We have filed 21 patent applications, including one in Canada, eight in the U.S., one in Israel, five in Europe, three PCT patent applications and three provisional patent applications in the U.S.

A PCT patent application is a filing under the Patent Cooperation Treaty to which the U.S. and a number of other countries are a party. It provides a unified procedure for filing a single patent application to protect inventions in those countries. A search with respect to the application is conducted by the International Searching Authority, accompanied by a written opinion regarding the patentability of the invention. A PCT application does not itself result in the grant of a patent, and the grant of patent is a prerogative of each national or regional authority where the PCT application is filed during national phase filings.

In January 2018 we entered into a definitive agreement with NitricGen which granted us an exclusive global license to one issued patent and one pending patent application covering the NO generator and the NO2 filter.

Government Regulations

U.S. Regulation. In the U.S., the FDA regulates drug and medical device products under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), and its implementing regulations. Our products have been designated devices by FDA and will be regulated by the Center for Devices and Radiological Health (CDRH). Given that currently approved NO products and delivery systems were approved in the Unites States as drug-device combinations, we expect our device to not only be reviewed by CDRH, but also have input from the Center for Drug Evaluation and research (CDER).

Among other things, we will have to demonstrate compliance with applicable QSRs, to ensure that the device is in compliance with applicable performance standards.

Orphan Drug Designation and Exclusivity. Under the Orphan Drug Act, the FDA may grant orphan drug designation to products that are intended to treat rare diseases or conditions (i.e., those affecting fewer than 200,000 patients in the U.S.). Although orphan drug designation does not convey any advantage in the regulatory review and approval process, it can provide certain tax benefits and access to grants. Additionally, FDA user fees, which can be substantial, are waived for products that obtain orphan drug designation. Further, if a product with orphan drug designation subsequently receives FDA approval for the designated disease or condition, the product is entitled to orphan product exclusivity, which (with certain limited exceptions) blocks for seven years FDA approval of another product with the same active ingredient for the same indication.

Approval or Clearance of Medical Devices. To varying degrees, each of the regulatory agencies having oversight over medical devices, including the FDA and comparable foreign regulators, has laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. In the U.S., medical device products are subject to regulation that is intended to ensure that the device is either safe and effective or is substantially equivalent to a previously marketed device. Medical devices are classified into one of three classes based on the level of control necessary to assure the safety and effectiveness of the device. The three classes and the requirements that apply to them are: (i) Class I General Controls, with exemptions and without exemptions, (ii) Class II General Controls and Special Controls, with exemptions and without exemptions and (iii) Class III General Controls and Premarket Marketing authorization. The class to which a device is assigned determines the process that applies for gaining marketing authorization. Most Class I devices are exempt from Premarket Notification 510(k); most Class II devices require Premarket Notification clearance under section 510(k) of the Food, Drug, and Cosmetic Act; and most Class III devices require Premarket Approval.

A brief summary overview of the three classifications is set forth below.

Exempt Class I Medical Device: Prior to marketing an exempt Class I medical device, the manufacturer must register its establishment, list the generic category or classification name of the medical device being marketed and pay a registration fee.

510(k) Clearance Process: A Class II medical device normally requires FDA clearance in the U.S. pursuant to the 510(k) clearance process. The 510(k) clearance process is available to medical device developers that can demonstrate that their device is substantially equivalent to a legally marketed medical device. In this process, the developer would be required to submit data that supports the equivalence claim and wait for an order from the FDA finding substantial equivalence to another legally marketed medical device before distributing the device for commercial sale. Modifications to cleared medical devices can be made without using the 510(k) process if the changes do not significantly affect safety or effectiveness.

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

Quality System Regulation. Companies engaged in the manufacture of medical devices or their components are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements. Medical devices must comply with QSR requirements. These requirements impose certain procedural and documentation requirements upon us and our third-party manufacturers related to the methods used in and the facilities and controls used for designing, manufacturing, packaging, labeling, storing, medical devices. Following these inspections, the FDA may assert noncompliance with QSR requirements on a Form 483, which is a report of observations from an inspection, or by way of “untitled letters” or “warning letters” that could cause us or any third-party manufacturers to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated QSR or other FDA requirements. We cannot be certain that we or our present or any future third-party manufacturers or suppliers will be able to comply with QSR or other FDA regulatory requirements to the agency’s satisfaction. Failure to comply with these obligations may lead to possible legal or regulatory enforcement action by the FDA, such as suspension of manufacturing, operating restrictions, seizure or recall of product, injunctive action, withdrawal of approval or clearance, import detention, refusal or delay in approving or clearing new products or supplemental applications, fines, civil penalties and criminal prosecution.

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

Continuing Regulation. As in the U.S., marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and/or the competent authorities of the EEA Member States. This oversight applies both before and after grant of manufacturing and marketing authorizations. It includes control of compliance with EU GMP rules and pharmacovigilance rules.

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

Data Privacy Regulation. The collection and use of personal health data in the EEA is governed by the provisions of the Data Protection Directive. This Directive imposes a number of requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict rules on the transfer of personal data out of the EEA to the U.S. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of the EEA Member States may result in fines.

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

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports, this transition report on Form 10-KT, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.ait-therapeutics.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only

Employees

As of June 15, 2018, we had 13 full-time employees, 8 of whom were primarily engaged in research and development activities. A total of 2 employees have either one or both an M.D. or Ph.D. degree. None of our employees are represented by a labor union and we consider our employee relations to be good.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in this Transition Report on Form 10-KT. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These are not the only risks we face. These risks include, among others, that:

●	we are a development-stage medical device and biopharmaceutical company and have a limited operating history on which to assess our business, have incurred significant losses since our inception, including a net income of $1 million for the three months ended March 31, 2018, and an accumulated deficit of approximately $30.6 million as of March 31, 2018, and anticipate that we will continue to incur significant losses for the foreseeable future

●	we are unable to predict the extent of future losses or when we will become profitable based on the sale of any product, if at all. Even if we succeed in developing and commercializing our product candidates, we may never generate revenue to sustain profitability;

●	we have no source of revenue, and we expect that we will need to raise additional funding before we can expect to become profitable from sales of our products;

●	we are heavily dependent upon the success of our product candidates, which are in various stages of clinical development, and we cannot provide any assurance that the FDA or other regulatory agencies will allow us to conduct further clinical trials;

●	we are in the process of developing our proprietary NO delivery system, and unexpected delays will adversely impact the timing of our U.S.-based clinical trials and approvals;

●	we might be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever;

●	our competitors may develop or commercialize products faster or more successfully than us;

●	because some of the target patient populations of our product candidates are small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth;

●	our reliance on third parties to help conduct our pre-clinical studies, clinical trials and commercial scale manufacturing;

●	we do not have any products approved for sale by the FDA or any other regulatory agencies, and we cannot provide any assurance that any of our product candidates will receive regulatory approval;

●	if we are unable to obtain and maintain effective intellectual property rights for our technologies, product candidates or any future product candidates, we may not be able to compete effectively in our markets; and

●	our future success depends in part upon our ability to retain our executive and scientific teams, and to attract, retain and motivate other qualified personnel.

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

Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the timing and outcome of regulatory review of our product candidates, commercial manufacturing success, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to reasonably estimate the amounts of additional capital outlays and operating expenditures that our business will require. It is likely that we will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

●	clinical trials for our product candidates;

●	researching and developing new products;

●	pursuing growth opportunities, including more rapid expansion;

●	acquiring complementary businesses or technologies;

●	making capital improvements to improve our infrastructure;

●	hiring qualified management and key employees;

●	responding to competitive pressures;

●	complying with regulatory requirements; and

●	maintaining compliance with applicable laws.

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

Two of our product candidates is in the early stages of development and will require additional clinical development (and in some cases additional preclinical development), management of nonclinical, clinical and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization and significant marketing efforts before we generate any revenue from product sales. To date, we have conducted a pilot clinical trial involving 43 patients with bronchiolitis (mainly caused by RSV) and a pilot clinical trial in nine patients with CF. In addition, Rambam healthcare campus in Israel conducted a compassionate treatment for two patients with CF who suffer from NTM infections (specifically M. Abscessus). All of these studies were conducted outside the U.S. and were not conducted pursuant to an FDA IND. The results of these three studies showed improvements in various endpoints and clinical outcomes. The trials were small, however, and it is likely that the FDA will view them as not significant because of their size and scope. In addition, the delivery systems were different from the one that we intend to test and market, subject to FDA approval, in the U.S., further reducing the likelihood that FDA would view these test results as adequate or sufficient to support marketing applications. We therefore intend to conduct larger clinical trials aiming for statistically and clinically significant favorable results, or we will not be able to obtain regulatory approval to market our product candidates. It may be years before a pivotal study is initiated, if at all. Before a medical device clinical trial can be undertaken in the U.S., the sponsor of the trial must submit an IDE application for a medical device and the FDA must permit the trial to go forward. We cannot assure that we will obtain such agency acquiescence in a timely manner, or at all.

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

We generally plan to seek regulatory approval to commercialize our product candidates in the U.S., the EU and in additional foreign countries. To obtain regulatory approvals we must comply with the numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, pricing and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations would be negatively affected.

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

The process required by the FDA before a new medical device may be marketed in the U.S. generally involves the following:

●	completion of or reference to extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”);

●	submission to the FDA of a pre-IDE application, which the FDA authorizes before we may begin conducting human clinical trials, provided that the FDA does not object; the IDE must be updated annually;

●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the medical device candidate for each proposed indication; and

●	submission to the FDA of a 510(k) or PMA, after completion of all pivotal clinical trials.

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

Clinical trials for medical devices are usually conducted in two phases. Pilot clinical trials are normally conducted in small groups of patients to assess safety, find the optimal dosing range and assess potential efficacy. After a successful pilot study or studies, the device is administered to a population of patients large enough to meet the requirements for regulatory approval. This size of trial is usually multi-center, controlled and potentially double-blind.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical studies;

●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

●	the FDA may determine that the population studied in the clinical program was not sufficiently broad or representative to assure safety in the full population for which we seek approval;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical studies;

●	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a PMA in the U.S. or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent advanced clinical studies. There is a high failure rate for medical devices proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical studies. A number of companies in the medical device and biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any pivotal studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our product candidates. Nor do we know whether the FDA will permit us to proceed directly to pivotal trials without performing pilot trials in the U.S. using the same delivery system that we will seek approval by the agency.

We are working on NTM Abscessus which is very rare.

NTM Abscessus is a very rare disease and only a small number of people suffer from this condition. As a result of these small numbers, we may not be able to complete the study related to NTM Abscessus or, even if approved, the device for that indication may never be profitable. In addition, there are many strains of NTM but our study is only on one of them, Abscessus . Therefore, we may face a situation that this strain will disappear or there will no candidates with this strain, so the FDA may not grant us approval to treat other NTM strains without further validation and trials, or possibly ever, and/or the FDA may not allow us to work on NTM in patients who do not have CF.

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

We are working on PPHN which is a highly competitive market and regulatory approval may not be easily obtained.

Our NO Delivery System has not yet been manufactured for use with a ventilator and this process has significant risks. Additionally, a delivery system with a generator of NO has never been approved anywhere in the world and this may cause significant delays in the approval process.

We are heavily dependent on the Aeronox system to conduct our trial outside the U.S., and we may be required to seek an alternative delivery system for our proprietary 160 ppm NO formulation if we were to conduct a clinical trial within the U.S.

We are heavily dependent on the Aeronox system and the company that manufactures it, International Biomedical, located in Texas. If International Biomedical decides not to continue to support the Aeronox system (for example, selling parts and providing repair services for the device), then we might not be able to conduct our U.S. trial. This system is not manufactured specifically for us, and we have no agreement with International Biomedical for the continued manufacture or support of this Aeronox system. Additionally, the Aeronox system is not currently approved for use in the U.S. at the 160 ppm concentration required by our proprietary 160 ppm NO formulation, and we currently engage a third-party contractor to modify the Aeronox system in order for it to monitor our NO formulation at 160 ppm. Unless the Aeronox system obtains such approval, of which we have no current expectation, we would be required to seek an alternative delivery system in order to conduct a clinical trial of our formulation within the U.S.

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

Some of the conditions for which we plan to evaluate our current product candidates are for rare diseases. For example, we estimate that 5,000 patients suffer from NTM abscessus in the U.S. Accordingly, there is a limited patient pool from which to draw for clinical studies. Further, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study.

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

A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;

●	delays in reaching a consensus with regulatory agencies on study design;

●	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

●	delays in obtaining required IRB approval at each clinical study site;

●	imposition of a clinical hold by regulatory agencies, after review of an IDE application, or equivalent application, or an inspection of our clinical study operations or study sites;

●	delays in recruiting suitable patients to participate in our clinical studies;

●	difficulty collaborating with patient groups and investigators;

●	failure by our CROs, other third parties or us to adhere to clinical study requirements;

●	failure to perform in accordance with the FDA’s GPC requirements, or applicable regulatory guidelines in other countries;

●	delays in having patients complete participation in a study or return for post-treatment follow-up;

●	patients dropping out of a study;

●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	the cost of clinical studies of our product candidates being greater than we anticipate;

●	clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical studies or abandon product development programs; and

●	delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

●	regulatory authorities may withdraw approvals of such product;

●	regulatory authorities may require additional warnings on the label;

●	as a condition of approval, we may be required to create a Risk Evaluation and Mitigation Strategy (“REMS”) plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

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

Even if we obtain regulatory approval for one or more of our product candidates in the U.S., the FDA may still impose significant restrictions on the indicated uses or marketing or to the conditions for approval, or impose ongoing requirements for potentially costly post-approval studies, including post-market surveillance. As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. For example, the labeling for our product candidates, if approved, may include restrictions on use or warnings. The Food and Drug Administration Amendments Act of 2007 (“FDAAA”) gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved REMS programs. If approved, our product candidates will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping, and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements, and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our product candidates once approved, and potentially our other marketed products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our approved products. Accordingly, new data about our products could negatively affect demand because of real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, and practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

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

In addition, manufacturers of FDA regulated products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s cGMPs regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the product, requiring that we conduct additional clinical trials, imposing new monitoring requirements, or requiring that we establish a REMS program for our approved products. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Sales, marketing, and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, and similar state laws. We would also be required under the Sunshine provision of the Affordable Care Act (“ACA”) to report annually to the Centers for Medicare & Medicaid Services on payments that we make to physicians and teaching hospitals and ownerships interests in the company held by physicians. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Healthcare Act of 1992. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration and to low income patients of certain hospitals, additional laws and requirements apply. Our activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our third-party collaborators fail to comply with applicable regulatory requirements, a regulatory agency may take any of the following actions:

●	conduct an investigation into our practices and any alleged violation of law;

●	issue warning letters or untitled letters asserting that we are in violation of the law;

●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend or withdraw regulatory approval;

●	require that we suspend or terminate any ongoing clinical trials;

●	refuse to approve pending applications or supplements to applications filed by us;

●	suspend or impose restrictions on operations, including costly new manufacturing requirements;

●	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall; or

●	exclude us from providing our products to those participating in government health care programs, such as Medicare and Medicaid, and refuse to allow us to enter into supply contracts, including government contracts.

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

The medical device, biotechnology and pharmaceutical industries are highly competitive. There are many medical device companies, pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. We are aware of several companies currently developing and/or selling NO therapies for various indications such as PPHN. For example, Ikaria, Inc. commercializes INOMAX® (nitric oxide) for inhalation, which is approved for use to treat newborns suffering from HRF-PPHN, in the U.S., Canada, Australia, Mexico and Japan. The Linde Group has marketing rights to INOMAX® in Europe. Air Liquide sells a similar product in Europe, called VasoKINOX™, together with their delivery platform called OptiKINOX™, for the treatment of pulmonary hypertension that occurs during or after heart surgery. In Europe, Bedfont Scientific Ltd. has a delivery system called NOxBOX® and Air Products PLC has a gas product called NOXAP®, each used in delivering inhaled NO formulations. Bellepheron Therapeutics is developing NO-based products for persistent arterial hypertension and pulmonary hypertension associated with chronic obstructive pulmonary disease. Geno LLC is developing NO-based products for the treatment of a variety of pulmonary and cardiac diseases such as acute vasoreactivity testing, pulmonary arterial hypertension and pulmonary hypertension associated with idiopathic pulmonary fibrosis. In addition, other companies may be developing generic NO formulation delivery systems for various dosages. Ceretec, Inc., a company affiliated with 12th Man Technologies Inc., recently obtained clearance from the FDA to market a NO gas product for use in membrane diffusing capacity testing in pulmonary function laboratories in the U.S. Novoteris, LLC previously received orphan drug designation from the FDA and EMA for the use of inhaled NO-based treatments in treating CF. In January 2015, Ikaria entered into an agreement with Novoteris to collaborate on the development of an outpatient program for treating bacterial infections associated with CF. Recently, we have become aware that Ikaria and Novoteris are planning a Phase 2 clinical trial using a 160 ppm NO formulation to treat patients with CF.

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

Even with the requisite approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our product candidates will depend in part on the medical community, patients and third-party payors accepting our product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the safety and efficacy of the product as demonstrated in clinical studies and potential advantages over competing treatments;

●	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

●	the clinical indications for which approval is granted;

●	relative convenience and ease of administration;

●	the cost of treatment, particularly in relation to competing treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support and timing of market introduction of competitive products;

●	publicity concerning our products or competing products and treatments; and

●	sufficient third-party insurance coverage and reimbursement.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about coverage and reimbursement for new medical devices are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new device will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for products such as ours.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medical devices under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and American Care Act (“ACA”) as amended by the ACA was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. medical device industry. We can’t predict how our product candidates may be impacted.

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

●	the federal health care program Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order, or recommendation of, any good or service for which payment may be made under government health care programs such as the Medicare and Medicaid programs;

●	federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government health care programs that are false or fraudulent;

●	federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. Our success depends in large part on our and our licensors’ ability to obtain and maintain intellectual property protection in the U.S. and in other countries with respect to our proprietary technology and products.

We have sought to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel technologies and products that are important to our business. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may also fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

The patent position of medical device, biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the U.S. or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Absent any agreement with CareFusion to the contrary, each of the joint owners may make, use, offer to sell, or sell the patented invention within the U.S., or import the patented invention into the U.S., without the consent of and without accounting to the other owner. While we are unaware of any other licenses issued by CareFusion to third parties granting rights in the patents CareFusion licensed to us, we cannot be sure other licenses have not already been granted, or will not be granted in the future, by CareFusion to third parties.

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

It is also possible that we have failed to identify relevant third party patents or applications. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidate or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our product candidate or the use of our product candidate. Third party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing our product candidate. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our product candidate that is held to be infringing. We might, if possible, also be forced to redesign our product candidate so that we no longer infringe the third party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Patent terms are limited and we may not be able to effectively protect our products and business.

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Although various extensions may be available, the life of a patent, and the protection it affords, is limited.

In addition, upon issuance in the U.S., the patent term may be extended based on certain delays caused by the applicant(s) or the U.S. Patent and Trademark Office (“USPTO”). Even if we obtain effective patent rights for our product candidates, we may not have sufficient patent terms or regulatory exclusivity to protect our products, and our business and results of operations would be adversely affected.

Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensor were the first to make the invention claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the U.S. prior to March 15, 2013, the first to invent the claimed invention is entitled to the patent, while outside the U.S., the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act (“Leahy-Smith Act”), enacted on September 16, 2011, the U.S. has moved to a first to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. We do not know whether there are any third-party patents that would impair our ability to commercialize these product candidates. We also cannot be sure that we have identified each and every patent and pending patent application in the U.S. and abroad that is relevant or necessary to the commercialization of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable.

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

We are currently a party to intellectual property license agreements that are important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. For example, our existing license agreement with CareFusion imposes the following milestones, which comport with the plans we discuss under “Business—Our Strategy”: completion of a Phase II study by September 2017; completion of a Phase III study by September 2018; FDA approval for a licensed product by September 2020; and the first sale of a licensed product by September 2021. We have completed the Phase II, double blind, randomized study conducted in Israel in infants with bronchiolitis discussed under “Business—Our Strategy”, and we have commenced the “Phase III” study referenced under “Business—Our Strategy”. Obtaining FDA approval by September 2020 of a licensed product will most likely not occur. If we fail to comply with our obligations under the CareFusion agreement or other agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the licensor, we may lose our license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license.

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise regarding intellectual property subject to a licensing agreement, including but not limited to:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	the sublicensing of patent and other rights;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators; and

●	the priority of invention of patented technology.

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

Competitors may infringe the patents of our licensor. If our licensing partner were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

Pending patent applications may be subject to third-party pre-issuance submission of prior art to the USPTO, and any patents issuing thereon may become involved in derivation, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings in the U.S. challenging our patent rights.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity. Therefore, obtaining and enforcing biotechnology patents is costly, time consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S.

Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We have a total of thirteen full-time employees and a number of dedicated consultants, of whom work for us on a part-time basis. In addition, any of our employees and consultants may leave our company at any time, subject to certain notice periods. The loss of the services of any of our executive officers or any key employees or consultants would adversely affect our ability to execute our business plan and harm our operating results.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of our existing product candidates, the success of our business also depends upon our ability to identify, license or discover additional product candidates. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development for a number of reasons, including but not limited to the following:

●	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;

●	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;

●	our product candidates may not succeed in preclinical or clinical testing;

●	our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval;

●	competitors may develop alternatives that render our product candidates obsolete or less attractive;

●	product candidates we develop may be covered by third parties’ patents or other exclusive rights;

●	the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;

●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

●	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may directly, or indirectly through our customers, subject us to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

●	the federal physician sunshine requirements under the Health Care Reform Laws requires manufacturers of drugs, devices and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the U.S. or Israel.

Other than our operations that are located in Israel (as further described below), we currently have limited international operations, but our business strategy incorporates potentially significant international expansion, particularly in anticipation of approval of our product candidates. We plan to maintain sales representatives and conduct physician and patient association outreach activities, as well as clinical trials, outside of the U.S. and Israel. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

●	failure by us to obtain regulatory approvals for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

●	limits on our ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation and insurance; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act (“FCPA”), its books and records provisions or its anti-bribery provisions.

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

The trading price of our Common Stock is likely to be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Transition Report on Form 10-KT, these factors include:

●	the product candidates we seek to pursue, and our ability to obtain rights to develop, commercialize and market those product candidates;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	actual or anticipated adverse results or delays in our clinical trials;

●	our failure to commercialize our product candidates, if approved;

●	unanticipated serious safety concerns related to the use of any of our product candidates;

●	adverse regulatory decisions;

●	additions or departures of key scientific or management personnel;

●	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;

●	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our product candidates;

●	our dependence on third parties, including CROs as well as our potential partners that provide us with companion diagnostic products; failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;

●	actual or anticipated variations in quarterly operating results;

●	failure to meet or exceed the estimates and projections of the investment community;

●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

●	conditions or trends in the biotechnology and biopharmaceutical industries;

●	introduction of new products offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to maintain an adequate rate of growth and manage such growth;

●	issuances of debt or equity securities;

●	sales of our Common Stock by us or our stockholders in the future, or the perception that such sales could occur;

●	trading volume of our Common Stock; ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;

●	general political and economic conditions;

●	effects of natural or man- made catastrophic events; and

●	other events or factors, many of which are beyond our control.

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

We are an emerging growth company as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including, among other things:

●	exemption from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;

●	exemption from the requirements of holding non-binding stockholder votes on executive compensation arrangements; and

●	exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless the SEC otherwise determines, any future audit rules that may be adopted by the Public Company Accounting Oversight Board.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may depress the market price of our Common Stock by acting to discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our Common Stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors or our management. Our corporate governance documents include provisions:

●	providing that directors may be removed by stockholders with or without cause;

●	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Common Stock; and

●	limiting the liability of, and providing indemnification to, our directors and officers.

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

The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This Transition Report on Form 10-KT does not discuss any such tax legislation or the manner in which it might affect holders of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 31, 2018, our executive offices were located at 500 Mamaroneck Avenue, Suite 321, Harrison, New York 10528 under a lease that expires in June 2018. We expect to relocate and expand our offices in New York in the second fiscal quarter of 2019. We also lease office space at 12 Eli Horovitz Street, Rehovot, 7414002 Israel.

On March 16, 2018, the Company entered into an office lease agreement for office space at 175 East Badger Road, Madison, Wisconsin, for a term of three years and two months, effective March 1, 2018, with a monthly lease payment of $1,728. Future minimum non-cancelable rental payments under the operating lease are $64 thousand through April 30, 2021.

ITEM 3. LEGAL PROCEEDINGS

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP (together, “Empery”), and each a holder of certain of our warrants issued January 13, 2017 (the “January 2017 Warrants”), filed a complaint in the Supreme Court of the State of New York, (the “Empery Suit”), relating to the notice of adjustment of both the exercise price of, and the number of warrant shares issuable under, Empery’s January 2017 Warrants. We were notified of the Empery Suit on April 26, 2018. The Empery Suit alleges that, as a result of certain circumstances of our offering of additional warrants, which closed on February 16, 2018, the January 2017 Warrants issued to Empery provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise. Empery seeks money damages and declaratory relief under theories of breach of contract or contract reformation predicated on mutual mistake.

We intend to vigorously defend against the Empery Suit and believe that it is unlikely that the ultimate resolution of the matter will have a material adverse effect on our financial condition, results of operations or near-term liquidity. However, we do expect to incur legal expenses as we pursue a vigorous defense against this claim. Given the early stage of the litigation, it is too early to determine or assess the probability of any particular outcome.

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

	High	Low
Year Ended December 31, 2016
Fourth Quarter (beginning December 31, 2016)	NA—	NA—
Year Ended December 31, 2017
First Quarter	NA—	NA—
Second Quarter	NA—	NA—
Third Quarter	$7.50	$5.00
Fourth Quarter	$10.00	$3.51
For three month Ended March 31, 2018
First Quarter	$5.23	$2.80

Authorized Capital Stock; Issued and Outstanding Capital Stock

As of June 15, 2018, there were 8,406,657 shares of our common stock outstanding.

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

Unregistered Sales of Equity Securities

From January 1, 2017 through December 31, 2017, we issued and sold the equity securities described below:

1.	Immediately prior to the Merger, AIT Ltd. consummated a private placement pursuant to which it issued to investors an aggregate of 1,701,616 of its ordinary shares, together with warrants to purchase an aggregate of 3,403,232 ordinary shares, referred to as the January 2017 Warrants, for gross proceeds of approximately $10,210 thousand. In connection with the Merger, we assumed AIT Ltd.’s obligations under the purchase agreements with respect to such private placement, including the registration rights contained therein. In connection with the closing of the Merger, all outstanding ordinary shares, warrants and options of AIT Ltd. were converted into shares of our Common Stock, warrants for our Common Stock and options for our Common Stock, respectively, at a ratio of 1:1.

2.	On March 31, 2017 we consummated a private placement in which we issued and sold an aggregate of 110,494 units, each composed of one share of our Common Stock and a five-year warrant to purchase two shares of Common Stock at an exercise price of $6.90 per share, referred to as the March 2017 Warrants. We issued and sold the units to certain investors at a purchase price of $6.00 per unit, for which we received approximately $663 thousand of gross proceeds. An additional 11,050 warrants in substantially the same form were issued to Laidlaw & Co. (UK) in connection with the March 31, 2017 private placement, referred to as the Laidlaw Warrants and, together with the January 2017 Warrants and the March 2017 Warrants, referred to as the Existing Warrants.

3.	The Existing Warrants contain anti-dilution provisions in the case of a subdivision or combination of our shares of Common Stock, stock dividends, any reclassification of Common Stock, and corporate events such as a reorganization, consolidation, merger, or sale of all or substantially all of our assets. Additionally, subject to certain exceptions, if we issue or sell, or are deemed to have issued or sold, any Common Stock for a consideration per share, referred to as the New Issuance Price, less than a price equal to the exercise price then in effect immediately prior to such issuance or sale, then immediately after such issuance or sale the Exercise Price then in effect would be reduced to the New Issuance Price. If any sale or issuance, or deemed issuance, is for no consideration, then the New Issuance Price is deemed to be $0.01 per share and the number of shares of Common Stock for which the warrant is exercisable would be increased to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares of Common Stock issuable upon exercise of the warrant immediately prior to such adjustment and dividing the product thereof by the Exercise Price resulting from such adjustment.

4.	On February 16, 2018, we consummated the February 2018 Offering in which we issued and sold an aggregate of 4,599,604 warrants, referred to as the February 2018 Warrants and, together with the Existing Warrants, referred to as the Warrants, being comprised of (i) 2,299,802 Tranche A Warrants to purchase one share of Common Stock at an exercise price of $4.25 per Tranche A Warrant Share, exercisable within three days from the issue date of the Tranche A Warrants and (ii) an equal number of Tranche B Warrants to purchase one share of Common Stock at an exercise price of $4.25 per Tranche B Warrant Share, exercisable within three years from the issue date of the Tranche B Warrants. Immediately following the consummation of February 2018 Offering, each Purchaser exercised the full amount of their Tranche A Warrants resulting in gross proceeds to us from the sale of the February 2018 Warrants for $0.01 per underlying Warrant Share, together with the exercise price of the Tranche A Warrants, of approximately $9,820 thousand.

5.	Upon close of the February 2018 Offering, the exercise price of all Existing Warrants detailed above was adjusted pursuant to the terms and conditions of those warrants, resulting in the adjustment of the exercise price to $4.25.

6.	In 2017 we granted stock options to purchase an aggregate of 371,500 shares of our Common Stock at a weighted average exercise price of $4.25 per share to certain of our employees, consultants and directors in connection with services provided to us by such persons.

7.	The securities described in paragraphs (1) and (2) above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchasers of Common Stock and Warrants to purchase Common Stock described above represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this Transition Report on Form 10-KT. This discussion and other parts of this Transition Report on Form 10-KT contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors.”

Introduction

We are an emerging medical device company developing a nitric oxide (NO) delivery system, or the AIT NO Delivery System (the “System”), that is capable of generating NO from ambient air. The AIT NO Delivery System can generate up to 400 parts per million (ppm) for delivery to a patient’s lung. The AIT NO Delivery System can deliver NO either continuously or for a fixed amount of time and has the ability to either titrate dose on demand or maintain a constant dose. We believe that there is a high unmet medical need for patients suffering from certain severe lung infections for which our system can be used. Our current product candidates will be subject to premarket reviews and approvals by the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our System will be marketed as a medical device in the U.S.

In contrast to approved NO delivery systems, our novel AIT NO Delivery System is designed to deliver not only low concentrations of NO, but also high concentrations of NO to the lungs, which we believe has the potential to eliminate microbial infections, including bacteria, fungi and viruses. Current FDA approved NO delivery systems are approved for persistent pulmonary hypertension of the newborn, or PPHN, which requires a NO concentration of 20 ppm and is not intended to treat microbial infections. The body produces NO naturally as an innate immunity mechanism. Based on our clinical studies, we believe that 160 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, the FDA, nor any other major regulatory agency in other countries or regions, has not approved any NO formulation and/or delivery system for the delivery of 160 ppm or higher to the lungs.

We were incorporated in Delaware on April 28, 2015 under the name “KokiCare, Inc.” and operated as a healthcare software company prior to the Merger (as defined below). Concurrent with the closing of the Merger, we abandoned our pre-Merger business plan in the healthcare software industry and we are now solely pursuing our business in the medical device industry.

To date, we have not generated revenue from the sale of any product, and we do not expect to generate revenue unless and until we obtain marketing approval of, and commercialize, our product candidates. As of March 31, 2018, we had an accumulated deficit of $30.6million. Our financing activities are described below under “Liquidity and Capital Resources.”

Financial Operations Overview

Operating Expenses

Our current operating expenses consist of three components: research and development expenses; general and administrative expenses; and manufacturing.

Research and Development Expenses

Our research and development expenses consist primarily of the cost of third party clinical consultants and expenses related to conducting clinical and preclinical trials, patent maintenance, expenses related to the development of our generator and delivery system, salaries and related personnel expenses, share-based compensation expenses, regulatory expenses, travel expenses and other research and development expenses.

We expect that our research and development expenses will reduce as our clinical activity will decrease in anticipation of our regulatory filing, which we expect will be partially offset by costs related to the development of our delivery system and increased manufacturing activity.

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

Financial Expense, net

Financial expense, net mainly consists of expenses in respect of the revaluation of warrants to purchase common stock, amortization of the beneficial conversion feature (“BCF”) in respect of our convertible notes, issuance cost related to warrants issued to investors. For more information refer to Note 13 to the consolidated financial statements as of March 31, 2018 contained herein.

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

Critical Accounting Estimates and Policies

We describe our significant accounting policies more fully in Note 2 to our consolidated financial statements for the three month period ended March 31, 2018 and for the years ended December 31, 2017 and 2016.

Stock-based compensation and fair value of ordinary shares

We account for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”, (“ASC 718”) and ASC 505-50, “Equity-Based Payment to Non-Employees” (“ASC 505”). For more information refer to Note 2(q) to the consolidated financial statements as of March 31, 2018 contained herein.

Beneficial conversion feature with respect to convertible notes

Starting in December 2013 and continuing until December 31, 2016, AIT entered into Convertible Notes Agreements and received an aggregate amount of $3,342 in proceeds from these convertible notes.

On January 13, 2017, upon the Closing of the Merger all Convertible Notes and the accrued interest were converted into shares of Common Stock of the Company. With respect to the Convertible Notes, AIT applied ASC 470, “Debt with Conversion and Other Options”. For more information refer to Note 7 to the consolidated financial statements as of March 31, 2018 contained herein.

Warrants to purchase Common Stock

The Company accounted for warrants to purchase shares of its Common Stock held by investors which include down round protective provisions as a liability according to the provisions of ASC 815-40, “Derivatives and Hedging Contracts in Entity’s Own Equity” (“ASC 815”). The Company measures the warrants at fair value by using the Black-Scholes model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company’s statement of comprehensive loss as financial expense (income), net. For more information refer to Note 2(n) and Note 8 to the consolidated financial statements as of March 31, 2018 contained herein.

Results of Operations

Comparison of the Three months Ended March 31, 2018 Compared to Three months Ended March 31, 2017

	For the Three months Ended
	2018	2017
	(in thousands)
Research and development expenses	$1,637	$1,439
General and administrative expenses	803	2,121

Operating loss	2,440	3,560
Financial expense, net	6	1,409
Revaluation of warrants to purchase Common Stock	(3,494)	1,308

Loss (Income) before taxes on Income	(1,048)	6,277
Taxes on income	-	6

Net (income) loss	$(1,048)	$6,283

The following table discloses the breakdown of research and development expenses for the three months ended March 31, 2018 and 2017.

	For the Three months Ended March 31,
	2018	2017
	(in thousands)
Costs to third-party related to conducting clinical and preclinical trials, manufacturing and other R&D subcontractors	$1,267	$360
Purchase of certain intellectual property assets	-	500
Salaries and related personnel	138	37
Stock-based compensation and warrants	50	501
Other	182	41
Total	$1,637	$1,439

For the three months ended March 31, 2018 and 2017, we incurred research and development expenses in the aggregate of $1,637 thousand and $1,439 thousand, respectively. The increase was primarily due to an increase in costs of $907 thousand related to clinical trials, subcontractors, consultants, manufacturing of our delivery system by a third-party contract manufacturer and $243 thousand for increase in compensation related and other expenses. The increase was partially offset by a decrease in purchase of certain intellectual property in the amount of $500 thousand and expenses of $451 thousand related to Stock-based compensation and warrants.

Our research and development expense is highly dependent on the execution of clinical trials and therefore is expected to fluctuate significantly from period to period. We expect that our research and development expenses will reduce as our clinical activity will decrease in anticipation of our regulatory filing, which we expect to be partially offset by costs related to the development of our delivery system and increased manufacturing activity.

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

For the three months ended March 31, 2018 and 2017, we incurred general and administrative expenses of $803 thousand and $2,121 thousand, respectively. The decrease of $1, 318 thousand for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 resulted primarily from a decrease of approximately $1,276 thousand in stock-based compensation expense mainly due to restricted shares to board members and a service provider, and a decrease of $164 thousand for issuance fees in connection with the Merger.

Operating loss

Our operating loss for the three months ended March 31, 2018, was $2,440 thousand, as compared to an operating loss of $3,560 thousand for the three months ended March 31, 2017, a decrease of $1,120 thousand.

Financial Expense, Net

Financial expense, net consists of expenses in respect of the revaluation of warrants to purchase common stock, amortization of the BCF in respect of our convertible notes, issuance cost related to warrants issued to investors, foreign currency translation adjustments and other financial expenses. For more information, refer to note 13 to our consolidated financial statements as of March 31, 2018 contained herein.

For the three months ended March 31, 2018 we incurred financial income, net of $3,488 and for the three months ended March 31, 2017 we incurred financial expenses, net of $2,717 thousand. The increase resulted primarily from income of $3,494 related to the issuance and revaluation of warrants granted to investors in connection with private placements for the three months ended March 31, 2018, as compared to expenses $1,308 thousand for the three months ended March 31, 2017.

Net Income / Loss

As a result of the foregoing, our net income for the three months ended March 31, 2018, was $1,048 thousand, as compared net loss for the three months ended March 31, 2017 was $6,283 thousand, a decrease of $7,331 thousand.

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

Our research and development expense is highly dependent on the execution of clinical trials and therefore is expected to fluctuate significantly from period to period. We expect that our R&D expenses will decrease due to the completion of our clinical studies , which will be partially offset by higher cost for manufacturing of our NO Generator and Delivery System and filing the necessary submission with the FDA.

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

For the years ended December 31, 2017 and 2016, we incurred general and administrative expenses of $6,629 thousand and $1,039 thousand, respectively. The increase of $5,590 thousand for the year ended December 31, 2017 as compared to the year ended December 31, 2016 resulted primarily from an increase of approximately $3,664 thousand in stock-based compensation expense mainly due to restricted shares to board members and a service provider, an increase in costs of $523 thousand related to legal, accounting and issuance fees in connection with the Merger, and an increase in payroll expenses of $695 thousand due to the hiring of general and administrative employees.

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

Liquidity and Capital Resources

Overview

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products in the next several years. Since our inception through March 31, 2018, we have funded our operations principally with $22,464 thousand from the issuance of our equity securities and $3,721 from loans from related parties and convertible promissory notes.

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

Future Funding Requirements

We have devoted substantially all of our efforts to business planning and research and development. We have incurred a net income of $1,048 thousand and had negative cash flow of $1 thousand, for the three month period ended March 31, 2018, and had an accumulated deficit of $30,569 thousand as of March December 31, 2018. As of March 31, 2018, we had $9,043 thousand in cash, cash equivalents, restricted cash and short-term marketable securities. Currently, our only source of liquidity is our current cash on hand. Our ability to continue to operate is dependent upon raising additional funds to finance our activities, and we do not currently have any commitments for future additional funding. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates.

The Company management and the Board of Directors believe that the Company’s existing financial resources are adequate to satisfy its expected liquidity requirements through the end of June 2019. The Company adopted a contingency plan, which was approved by the Board of Directors, to be effected, in whole or in part, at its discretion, to allow the Company to continue its operations and meet its cash obligations, all to the extent required. The contingency plan consist of cost reduction, which include mainly the following steps: reduction in consultants’ expenses, headcount, compensation paid to key management personal and overhead expenses. The Company and the Board of Directors believes that its existing capital resources and other future measures that may be implemented, if so required, will be adequate to satisfy its expected liquidity requirements.

We have based this assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our NO delivery system, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate.

Our future capital requirements will depend on many factors, including:

●	the progress and costs of our preclinical studies, clinical trials and other research and development activities;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the costs and timing of obtaining regulatory approval for our product candidates;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs of, and timing for, strengthening our manufacturing agreements for production of sufficient clinical quantities of our product candidate;

●	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally;

●	the costs of acquiring or undertaking the development and commercialization efforts for additional, future therapeutic applications of our product candidate;

●	the magnitude of our general and administrative expenses; and

●	any cost that we may incur under current and future in-and out-licensing arrangements relating to our product candidate.

Cash Flows

For the Three months Ended March 31, 2018 Compared to Three months Ended March 31, 2017 and For the Year Ended December 31, 2017 Compared to Year Ended December 31, 2016.

	For the Three month ended 31, 2017		For the Year ended December 31,
	2018	2017	2017	2016
		Unaudited
Net cash provided by (used in):
Operating activities	$(1,748)	$(2,212)	$(7,119)	$(692)
Investing activities	$(7,704)	$(320)	$(1,143)	$14
Financing activities	$8,984	$9,666	$9,462	$556
Net (increase) decrease in cash and cash equivalents	$(468)	$7,134	$1,120	$(122)

Operating Activities

For the three months ended March 31, 2018 and 2017, net cash used in operations was $1,748 thousand and $2,212 thousand, respectively.

For the years ended December 31, 2017 and 2016, net cash used in operations was $7,119 thousand and $692 thousand, respectively. In 2017 cash was used primarily for expenses related to the Merger, private placements, payroll, clinical trials conducted in Israel, services from subcontractors and third parties.

Investing Activities

For the three months ended March 31, 2018 net cash used in investing activities was $7,704 thousand and for the three months ended March 31, 2017 net cash used in investing activities was $320 thousand. The increase resulted primarily from net investment of $7,704 thousand in short-term marketable securities.

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

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017, was $8,984 thousand and $9,666 thousand, respectively. The Company received $682 thousand in higher proceeds for the three months ended March 31, 2018, when compared to March 31, 2017.

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

We will require significant additional financing in the future to fund our operations if and when we obtain regulatory approval and commercialize our products. Our future capital requirements will depend on many factors, including:

●	the progress and costs of our preclinical studies, clinical trials and other research and development activities;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the costs and timing of obtaining regulatory approval for our product candidates;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs of, and timing for, strengthening our manufacturing agreements for production of sufficient clinical quantities of our product candidates;

●	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally;

●	the costs of acquiring or undertaking the development and commercialization efforts for additional, future therapeutic applications of our product candidates;

●	the magnitude of our general and administrative expenses; and

●	any cost that we may incur under current and future in-and out-licensing arrangements relating to our product candidates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report of our independent registered public accounting firm, required to be filed pursuant to this Item 8 are appended to this Transition Report on Form 10-KT. An index of those consolidated financial statements is found in Item 15 of this Transition Report on Form 10-KT.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Transition Report on Form 10-KT, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Management’s Transition Report on Internal Control Over Financial Reporting

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

Based on this assessment, our management concluded that, as of March 31, 2018, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Transition Report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth the name, age and position of each of our directors and executive officers and as of the date of this Transition Report on Form 10-KT.

Name	Age	Position
Steven A. Lisi	47	Chief Executive Officer and Chairman of the Board of Directors
Amir Avniel	44	President, Chief Operating Officer and Director
Stephen DiPalma	59	Chief Financial Officer
Ron Bentsur	50	Director
David Grossman	42	Director
Erick J. Lucera	50	Director
Ari Raved	62	Director
Yoori Lee	45	Director

Steven A. Lisi, Chief Executive Officer and Chairman of the Board

Steven Lisi has served on our Board since January 13, 2017, and has served on the Board of AIT Ltd., our wholly-owned subsidiary, since June 2016. Mr. Lisi has served as our Chief Executive Officer since June 14, 2017. Mr. Lisi was previously Senior Vice President of Business and Corporate Development at Avadel Technologies (AVDL), where he was instrumental in restructuring the company and transforming it from $100,000,000 in enterprise value to $1 billion in three years. Mr. Lisi raised $121 million in equity, led the sale of Flamel’s contract manufacturing facility, rationalized the product pipeline, refocused the business development effort, transformed the investor base and established Flamel’s presence in Ireland. Prior to his position with Flamel, Mr. Lisi spent 18 years investing in healthcare companies on a global basis at Mehta and Isaly (now OrbiMed), SAC Capital (portfolio manager), Millennium Partners (portfolio manager), Panacea Asset Management (co-owner) and Deerfield Management (Partner). Mr. Lisi serves on the Board of Mico Innovations, a next generation coronary and neurovascular stent company and was formerly on the Board of Incysus Ltd, a transformational cell therapy company targeting solid tumors. Mr. Lisi received his Masters in International Business from Pepperdine University.

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

Erick J. Lucera, Director

Erick J. Lucera joined AIT’s Board of Directors in August 2017 and serves on our Audit Committee. He is the Chief Financial Officer of Valeritas, a U.S. NASDAQ traded commercial stage company developing new technology for diabetes. Mr. Lucera served as Chief Financial Officer, Treasurer and Secretary of Viventia Bio. From 2012 to 2015, he was Vice President, Corporate Development at Aratana Therapeutics, a veterinary biopharmaceutical company. While at Aratana, he helped grow the company’s product pipeline through a series of acquisitions and in licensing transactions financed through five public and private offerings of nearly $250 million. Before his career as a healthcare company executive, Mr. Lucera spent over 15 years in investment management as a healthcare analyst at Eaton Vance, the portfolio manager of the Triathlon Life Sciences Fund at Intrepid Capital and as head of the healthcare research team at Independence Investments. He holds a Certificate in Public Health from Harvard University, an MS in quantitative finance from Boston College, an MBA from Indiana University Bloomington, and a BS in accounting from the University of Delaware. Mr. Lucera has obtained CFA, CMA, and CPA designations. Erick’s financial and industry background serve us well on many fronts, including our audit committee.

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

Stephen DiPalma, Chief Financial Officer

Mr. DiPalma has been our Interim Chief Financial Officer since April, 2018. Mr. DiPalma is Managing Director at Danforth Advisors, LLC, where he has served since April 2014. He brings more than 30 years of experience in life sciences and healthcare, including founding two start-ups, working with venture-backed companies, subsidiaries of Fortune 100 firms and publicly traded companies, and his work with Danforth Advisors clients. Previously, he served as the CFO of two public companies, and as CFO, COO, CEO or Director of eight privately held companies, in addition to his consulting clients. Mr. DiPalma participated in the successful reorganization of Cambridge Biotech from Chapter 11 bankruptcy protection into Aquila BioPharmaceuticals, led the effort to take RXi Pharmaceuticals public, and has extensive experience in international fund raising and corporate structuring. He was formerly Chairman of the Board of Cognoptix Inc., and is on the Board of Directors of Phytera, Inc. Mr. DiPalma received his M.B.A. from Babson College and his B.S. from the University of Massachusetts-Lowell.

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

Board Committees

Our Board of Directors has established three standing committees: the audit committee, the compensation committee and the nominating committee. The current members of our audit committee are Erick Lucera, Ron Bentsur and Ari Raved, with Erick Lucera serving as chairperson. The current members of our compensation committee are Yoori Lee, Erick J. Lucera, and Ron Bentsur with Yoori Lee serving as chairperson. The current members of our nominating committee are Erick J. Lucera, Yoori Lee and Ari Raved.

Our Board of Directors has determined that Erick Lucera, Ron Bentsur and Ari Raved meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission (“SEC”) regulations and Section 5605(c)(2)(A) of the NASDAQ Stock Market listing rules and that Erick J. Lucera, Yoori Lee and Ari Raved meet the additional test for independence for compensation committee members imposed by Section 5605(d)(2)(A) of the NASDAQ Stock Market listing rules.

Audit Committee

The primary purpose of our audit committee is to assist the Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. Our audit committee met during the transition period ended March 31, 2018. The functions of our audit committee include, among other things:

●	hiring the independent registered public accounting firm to conduct the annual audit of our consolidated financial statements and monitoring its independence and performance;
●	reviewing and approving the planned scope of the annual audit and the results of the annual audit;
●	pre-approving all audit services and permissible non-audit services provided by our independent registered public accounting firm;
●	reviewing the significant accounting and reporting principles to understand their impact on our consolidated financial statements;
●	reviewing our internal financial, operating and accounting controls with management, our independent registered public accounting firm and our internal audit provider;
●	reviewing with management and our independent registered public accounting firm, as appropriate, our financial reports, earnings announcements and our compliance with legal and regulatory requirements;
●	periodically reviewing and discussing with management the effectiveness and adequacy of our system of internal controls;
●	in consultation with management and the independent auditors, reviewing the integrity of our financial reporting process and adequacy of disclosure controls;

●	reviewing potential conflicts of interest under and violations of our code of conduct;
●	establishing procedures for the treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and confidential submissions by our employees of concerns regarding questionable accounting or auditing matters;
●	reviewing and approving related-party transactions; and
●	reviewing and evaluating, at least annually, our audit committee's charter.

With respect to reviewing and approving related-party transactions, our audit committee will review related-party transactions for potential conflicts of interests or other improprieties. Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120,000 or 1% of total assets, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and Board of Directors membership. Our audit committee could approve a related-party transaction if it determines that the transaction is in our best interests. Our directors are required to disclose to this committee or the full Board of Directors any potential conflict of interest, or personal interest in a transaction that our Board of Directors is considering. Our executive officers are required to disclose any related-party transaction to the audit committee. We also poll our directors on an annual basis with respect to related-party transactions and their service as an officer or director of other entities. Any director involved in a related-party transaction that is being reviewed or approved must recuse himself or herself from participation in any related deliberation or decision. Whenever possible, the transaction should be approved in advance and if not approved in advance, must be submitted for ratification as promptly as practical.

The financial literacy requirements of the SEC require that each member of our audit committee be able to read and understand fundamental financial statements. In addition, at least one member of our audit committee must qualify as an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act, and have financial sophistication in accordance with the NASDAQ Stock Market listing rules. Our Board of Directors has determined that Erick Lucera qualifies as an audit committee financial expert.

Both our independent registered public accounting firm and management periodically will meet privately with our audit committee.

Compensation Committee

The primary purpose of our compensation committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. The functions of our compensation committee include, among other things:

●	designing and implementing competitive compensation, retention and severance policies to attract and retain key personnel;
●	reviewing and formulating policy and determining the compensation of our Chief Executive Officer, our other executive officers and employees;
●	reviewing and recommending to our Board of Directors the compensation of our non-employee directors;
●	reviewing and evaluating our compensation risk policies and procedures;
●	administering our equity incentive plans and granting equity awards to our employees, consultants and directors under these plans;
●	administering our performance bonus plans and granting bonus opportunities to our employees, consultants and non-employee directors under these plans;

●	if required from time to time, preparing the analysis or reports on executive officer compensation required to be included in our annual proxy statement;
●	engaging compensation consultants or other advisors it deems appropriate to assist with its duties; and
●	reviewing and evaluating, at least annually, our compensation committee's charter.

The compensation committee retains sole authority to hire any compensation consultant, approve such consultant's compensation, determine the nature and scope of its services, evaluate its performance, and terminate its engagement.

The compensation committee will review our compensation policies and practices for all employees, including our named executive officers, as they relate to risk management practices and risk-taking incentives to assess and determine that there are no risks arising from these policies and practices that are reasonably likely to have a material adverse effect on us.

Nominating committee

The primary purpose of our nominating committee is to assist our Board of Directors in promoting the best interest of our company and our stockholders through the implementation of sound corporate governance principles and practices. The functions of our nominating committee include, among other things:

●	identifying, reviewing and evaluating candidates to serve on our Board of Directors;
●	determining the minimum qualifications for service on our Board of Directors;
●	developing and recommending to our Board of Directors an annual self-evaluation process for our Board of Directors and overseeing the annual self-evaluation process;
●	developing, as appropriate, a set of corporate governance principles, and reviewing and recommending to our Board of Directors any changes to such principles; and
●	periodically reviewing and evaluating our nominating committee’s charter.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers for the three months ended March 31, 2018 and for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary Cost (1)	Stock-based compensation	Bonus		Total
		(in thousands)
Steven A. Lisi. (2)	2018	$130	$-	$		$130
Chief Executive Officer and Chairman of the Board	2017	$163	$-		$-	$163

Amir Avniel	2018	$85	$27		$-	$112
President, Chief Operating Officer and Director	2017	$286	$89		$50	$425
	2016	$220	$-		$-	$220

Hai Aviv	2017	$160	$39		$-	$199
Chief Financial Officer

(1)	Salary cost includes the Covered Executive’s gross salary plus payment of social benefits made by the Company on behalf of such Covered Executive. Such benefits may include, to the extent applicable to the Covered Executive, payments, contributions and/or allocations for savings funds ( e.g., Managers’ Life Insurance Policy), education funds (referred to in Hebrew as ” keren hishtalmut “), pension, severance, risk insurances ( e.g., life, or work disability insurance), payments for social security and tax gross-up payments, vacation, car, medical insurances and benefits, phone, convalescence or recreation pay and other benefits and perquisites consistent with the Company’s policies.

(2)	Mr. Lisi was appointed as the Company’s CEO on June 14, 2017. The costs presented in the above table include payments which were paid to Mr. Lisi since his appointment as the Company’s CEO.

Outstanding Equity Awards as of March 31, 2018

	Equity awards
Name	Date of Grant	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexcercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)
Steven A. Lisi	-	-	-	-	-	-	-
Amir Avniel	02/20/2017	33,333	66,667	-	4.25	02/20/2027	-
Hai Aviv	05/15/2017	12,500	37,500	-	4.25	05/15/2027	-

Director Compensation

Persons serving as both an Officer and a Director of the Company are only included in the Executive Compensation Table above.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
(in thousands)
Steven A. Lisi	-	17	-	-	-	-	17
Ron Bentsur	-	-	-	-	-	-	-
David Grossman	15	-	7	-	-	-	22
Erick J. Lucera	-	-	-	-	-	-	-
Ari Raved	-	-	-	-	-	-	-
Yoori Lee	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock by each person known by us to beneficially own more than 5.0% of any class of our voting securities together with:

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. Percentage computations are based on 8,406,657 shares of our Common Stock outstanding as of June 15, 2018

Under the terms of the Warrants no holder may exercise a Warrant to the extent such exercise would cause such holder, together with its affiliates and any other persons acting as a group with such holder or any of its affiliates, to have acquired a number of shares of Common Stock which would exceed 4.99%, or, in the case of certain holders indicated below, 9.985%, (subject to an increase of such percentage to 9.99% on 61 days’ notice by the holder to the Company) of our then outstanding Common Stock, excluding for purposes of such determination shares of Common Stock issuable upon exercise of Warrants that have not been exercised. We refer to the foregoing limitation applicable to each individual holder or group as the “Ownership Cap”. The share numbers in the table below do not reflect the Ownership Cap, but the figures contained in the “Percentage of Outstanding Shares” column reflect the Ownership Cap applicable to each holder.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Outstanding Shares (2)
5% Owners
Deerfield Special Situations Fund, L.P.	1,228,930	(3)	9.99	%(4)
Pulmonox Technologies Corporation	982,733	(5)	4.99	%(6)
Allianz Biotechnologie	954,779	(7)	9.99	%(4)
M. Kingdon Offshore Master Fund, L.P.	968,385	(8)	4.99	%(6)
Executive Officers and Directors
Steven A. Lisi	723,511	(9)	4.99	%(6)
Amir Avniel	572,623	(10)	4.99	%(6)
Ron Bentsur	356,918	(11)	4.21%
Yossef Av-Gay	378,843	(12)	4.50%
David Grossman	40,166	(13)	*
Ari Raved	768,260	(14)	4.99	%(6)
Hai Aviv	16,667	(15)	*
Erick Lucera	2,342	(16)	*
Yoori Lee	4,684	(17)	*
Executive Officers and Directors as a Group (Nine persons)	2,920,005		23.68%

*	Less than one percent (1.0%).

(1)	The address of these persons, unless otherwise noted, is c/o AIT Therapeutics, Inc., 500 Mamaroneck Avenue, Suite 321, Harrison, New York 10528.

(2)

Shares of Common Stock beneficially owned and, except as limited by the Ownership Cap, the respective percentages of beneficial ownership of Common Stock includes for each person or entity shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person or entity that are currently exercisable or will become exercisable or convertible within 60 days following June 15, 2018. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.

(3)	Based, in part, on information provided on Schedule 13G/A filed with the SEC on February 16, 2018 by Deerfield Mgmt, L.P. Deerfield Management Company, L.P., Deerfield Special Situations Fund, L.P. and James E. Flynn. Includes 856,863 shares of Common Stock issuable upon exercise of the January 2017 Warrants and the February 2018 Warrants. James E. Flynn is the President of J.E. Flynn Capital, LLC, which is the general partner of Deerfield Mgmt, L.P., which is the general partner of Deerfield Special Situations Fund, L.P. Flynn Management LLC is the general partner of Deerfield Management Company, L.P., which is the investment advisor to Deerfield Special Situation Fund, L.P. The reporting persons’ business address is 780 Third Avenue, 37th Floor, New York, NY 10017.

(4)	The provisions of the warrants beneficially owned by the holder restrict the exercise of such warrants to the extent that, upon such exercise, the number of shares then beneficially owned by the holder and any other person or entities with which such holder would constitute a Section 13(d) “group” would exceed 9.985% (subject to an increase of such percentage to 9.99%) of the total number of our then-outstanding shares of Common Stock.

(5)	Includes 675,652 shares of Common Stock issuable upon exercise of the January 2017 Warrants and the February 2018 Warrants.

(6)	The provisions of the warrants beneficially owned by the holder restrict the exercise of such warrants to the extent that, upon such exercise, the number of shares then beneficially owned by the holder and any other person or entities with which such holder would constitute a Section 13(d) “group” would exceed 4.99% (subject to an increase of such percentage to 9.99%) of the total number of our then-outstanding shares of Common Stock.

(7)	Based, in part, on information provided on Schedule 13G filed with the SEC on March 9, 2018 by Allianz Global Investors U.S. Holdings LLC and Allianz Global Investors GmbH. Includes 560,723 shares of Common Stock issuable upon exercise of the January 2017 Warrants and the February 2018 Warrants. Allianz Global Investors U.S. Holdings LLC and Allianz Global Investors GmbH are investment advisors to Allianz Biotechnologie. The business address for Allianz Global Investors U.S. Holdings LLC is 1633 Broadway, New York, NY 10019. The business address for Allianz Global Investors GmbH is Bockenheimer Landstrasse 42-44, Frankfurt, 2M 60323 Germany.

(8)	Based, in part, on information provided on Schedule 13G filed with the SEC on February 14, 2018 by M. Kingdon Capital Management, L.L.C, M. Kingdon Offshore Master Fund L.P. and Mark Kingdon. Includes 567,526 shares of Common Stock issuable upon exercise of the January 2017 Warrants and the February 2018 Warrants. Mark Kingdon is the Managing Member of Kingdon GP, LLC, which is the general partner of M. Kingdon Offshore Master Fund L.P. The business address for the reporting persons is 152 West 57th Street, 50th Floor, New York, NY 10019.

(9)	Includes 200,446 shares of Common Stock issuable upon exercise of the January 2017 Warrants and the February 2018 Warrants.

(10)	Includes 87,343 shares of Common Stock issuable upon exercise of the January 2017 Warrants and the February 2018 Warrants, as well as options held by Mr. Avniel. Also includes 32,666 shares of Common Stock held by Dandelion Investments Ltd., over which Mr. Avniel has sole voting and dispositive power.

(11)	Includes 73,419 shares of Common Stock issuable upon exercise of the January 2017 Warrants and the February 2018 Warrants.

(12)	Includes 9,186 shares of Common Stock issuable upon exercise of the January 2017 Warrants and the February 2018 Warrants.

(13)	Includes 36,158 shares of Common Stock issuable upon exercise of the January 2017 Warrants and the February 2018 Warrants, as well as options held by Mr. Grossman.

(14)	Includes 128,375 shares of Common Stock issuable upon exercise of the January 2017 Warrants and the February 2018 Warrants.

(15)	Includes 16,667 shares of Common Stock issuable upon exercise of options held by Mr. Aviv.

(16)	Includes 1,171 shares of Common Stock issuable upon exercise of the February 2018 Warrants.

(17)	Includes 2,342 shares of Common Stock issuable upon exercise of the February 2018 Warrants.

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of March 31, 2018.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2013 Equity Incentive Plan	410,906	$4.17	55,770
Total	410,906	$4.17	55,770

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

Director Independence

In connection with the closing of the Merger, our Board of Directors undertook a review of the composition of our Board of Directors and independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, Mr. Lucera, Mr. Bentsur, Mr. Raved and Ms. Lee would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2).

Employment or Service Agreements with Executive Officers; Consulting and Directorship Services Provided by Directors

Our employment and service agreements with our Executive Officers and Directors contain provisions standard for a company in our industry regarding non-competition, confidentiality of information and assignment of inventions.

Directors Agreement with Steven A. Lisi

On June 24, 2016, the Board of Directors of AIT Ltd., appointed Steven Lisi to serve as a Member of its Board of Directors, effective as of June 24, 2016, and concurrently entered into an agreement with Mr. Lisi to serve as a member of the Board of Directors pursuant to which, among other things, the Company agreed to pay as compensation and benefits upon consummation of a financing round in the U.S. (“Financing Round”) (i) an annual retainer of $40,000 to be paid on equal monthly installments; (ii) one-time bonus amounted to $150,000 with 30 days from completion of the Financing Round (“One-Time Bonus”) and (iii) restricted shares equal to 3% of all issued and outstanding fully diluted shares of the Company after the completion of the Financing Round (including any green shoe or similar) with vesting schedule of 33.33% of such shares to be vested immediately upon the completion of a Financing Round, 33.33% of such shares to be vested after 6 month anniversary of the completion of a Financing Round and the remaining 33.33% of such shares after 12 month anniversary of the completion of a Financing Round. Upon the closing of a change of control transaction, as defined in the agreement, the unvested options shall be accelerated and vested immediately. The One-Time Payment was paid on January 27, 2017. The Board of AIT Ltd. determined to issue to Mr. Lisi an aggregate of 364,286 ordinary shares issuable under this agreement in connection with financing transactions contemplated immediately prior to the Merger. The shares were exchanged for shares of our Common Stock in connection with the Merger.

In January, 2018 the board of directors approved a consulting fee payable to Mr. Lisi in an amount equal to $18,000 per month which terminated upon his acceptance of the CEO position in June, 2017 at which time, the Board of Directors approved a salary of $260,000 per annum to Mr. Lisi.

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

Mr. Aviv resigned from the Company as of April 30, 2018, and as such his employment agreement has been terminated. The Company will pay Mr. Aviv any compensation that is earned but unpaid prior to resignation. Mr. Aviv’s stock options for 50,000 shares of common stock were accelerated and vested and shall be exercisable at any time up to April 30, 2018. His resignation is not the result of any disagreement with the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the transition period ended March 31, 2018 and the fiscal years December 31, 2017 for professional services rendered by Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	(in thousand)
Audit Fees	$36	$82
Audit Related Fees	$-	$20
Tax Fees	$-	$2
All Other Fees	$-	$-
Total	$36	$124

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

PART IV

ITEM 15. SUBSEQUENT EVENTS

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements.

The following financial statements of AIT Therapeutics, Inc., together with the report thereon of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global, an independent registered public accounting firm, are included in this Transition Report on Form 10-KT:

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

Item 16. Form 10-KT Summary

None.

AIT THERAPEUTICS, INC. AND ITS SUBSDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of AIT Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AIT Therapeutics, Inc. and its subsidiaries (the Company) as of March 31, 2018, December 31, 2017 and December 31, 2016, the related consolidated statements of comprehensive loss, changes in shareholders’ equity (deficiency) and cash flows for the period from January 1, 2018 to March 31, 2018, and each of the two fiscal years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018, December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for the period from January 1, 2018 to March 31, 2018, and each of the two fiscal years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global

We have served as the Company’s auditor since 2014.

June 15, 2018

Tel-Aviv, Israel

AIT THERAPEUTICS, INC. AND ITS SUBSDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	As of	As of December 31,
	March 31, 2018	2017	2016

ASSETS :

CURRENT ASSETS:
Cash and cash equivalents	$733	$1,201	$7
Restricted cash	6	6	-
Marketable securities	8,304	606	-
Other accounts receivable and prepaid expenses	59	109	78

Total current assets	9,102	1,922	85

NON-CURRENT ASSETS:

Deferred private placement costs	-	-	90
Property and equipment, net	253	267	61

Total non-current assets	253	267	151

TOTAL ASSETS	$9,355	$2,189	$236

The accompanying notes are an integral part of the consolidated financial statements.

AIT THERAPEUTICS, INC. AND ITS SUBSDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	As of	As of	As of
	March 31, 2018	December 31, 2017	December 31, 2016

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Bank loan	$-	$-	$39
Trade payables	842	669	528
Other accounts payable	1,257	694	1,093
Loans from related parties and others	33	33	379

Total current liabilities	2,132	1,396	2,039

NON-CURRENT LIABILITIES:
Liability related to warrants	5,678	9,172	-
Convertible notes	-	-	2,895

TOTAL LIABILITIES	7,810	10,568	4,934

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common Stock, $0.0001 par value per share - 100,000,000 and 11,665,085 shares authorized at March 31, 2018, December 31, 2017 and 2016; 8,397,056 , 6,097,254 and 2,207,449 shares issued and outstanding at March 31, 2018, December 31, 2017 and 2016, respectively	1	1	1
Preferred Stock, $0.0001 par value per share - 10,000,000 shares authorized at March 31, 2018 , December 31, 2017and 2016; 0 issued and outstanding shares at March 31, 2018 ,December 31, 2017 and 2016	-	-	-
Accumulated other comprehensive income	(3)	2	-
Treasury shares	(25)	(25)	-
Additional paid- in capital	32,141	23,260	8,874
Deficit accumulated	(30,569)	(31,617)	(13,573)

Total shareholders’ equity (deficiency)	1,545	(8,379)	(4,698)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$9,355	$2,189	$236

The accompanying notes are an integral part of the consolidated financial statements.

AIT THERAPEUTICS, INC. AND ITS SUBSDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (INCOME)

U.S. dollars in thousands, except share and per share data

	For the Three months Ended	For the Twelve months Ended
	March 31, 2018	December 31, 2017	December 31, 2016

Operating expenses:
Research and development expenses	$1,637	$4,438	$673
General and administrative expenses	803	6,629	1,039
Costs related to aborted IPO	-	-	621

Operating loss	2,440	11,067	2,333

Financial (income) expense, net	(3,488)	6,977	1,360

Loss (Income) before taxes on income	(1,048)	18,044	3,693

Taxes on income	-	-	27

Net (income) loss	$(1,048)	$18,044	$3,720

Net unrealized loss (gain) on available-for-sale investments	5	(2)	-

Total comprehensive (income) loss	$(1,043)	$18,042	$3,720

Net basic earnings (loss) per share of common stock	0.15	(3.01)	(2.69)

Net diluted earnings (loss) per share of common stock	0.14	(3.01)	(2.69)

Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	7,196,048	6,002,052	1,448,363

Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	7,250,194	6,002,052	1,448,363

The accompanying notes are an integral part of the consolidated financial statements.

AIT THERAPEUTICS, INC. AND ITS SUBSDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

U.S. dollars in thousands, except share and per share data

	Common Stock			Treasury	Additional Paid-in	Accumulated	Other Comprehensive	Total stockholders’ Equity
	Number	Amount		Shares	Capital	Deficit	income	(Deficiency)

Balance as of January 1, 2016	2,207,449	$1		$-	$8,028	$(9,853)	$-	$(1,824)

Modification of Consultants’ warrants to purchase Common Stock	-	-		-	94	-	-	94
Waiver of salary by the Company’s officer	-	-		-	304	-	-	304
Stock-based compensation related to options granted to employees and non-employees	-	-		-	243	-	-	243
Stock-based compensation related to RSUs granted to Board of Directors’ member	-	-		-	28	-	-	28
Beneficial conversion feature in respect to Convertible Notes	-	-		-	177	-	-	177
Net loss	-	-		-	-	(3,720)	-	(3,720)

Balance as of December 31, 2016	2,207,449	1		-	8,874	(13,573)	-	(4,698)
				-
Shares issued with respect to reverse merger of AITT Inc.	103,200	*	)	-	(295)	-	-	(295)
Treasury shares	(90,000)	*	)	(25)	-	-	-	(25)
Stock-based compensation related to options granted to employees and non-employees	-	-		-	536	-	-	536
Stock-based compensation related to RSUs granted to Board of Directors’ member	3,927	*	)	-	(24)	-	-	(24)
Stock-based compensation related to RSs granted to members of the Board of Directors	856,910	*	)	-	2,549	-	-	2,549
Cancellation of RSs to members of the Board of Directors	(246,312)	*	)	-	844	-	-	844
Issuance of warrants to service provider	-	-		-	480	-	-	480
Issuance of Common Stock, net of issuance costs	1,812,110	*	)	-	6,322	-	-	6,322
Conversion of Convertible Notes into Common Stock upon the merger	1,397,068	*	)	-	3,973	-	-	3,973
Issuance of shares upon exercise of options	52,902	*	)		1	-	-	1
Net unrealized gains on available-for-sale investments	-	-		-	-	-	2	2
Net loss	-	-		-	-	(18,044)	-	(18,044)

Balance as of December 31, 2017	6,097,254	$1		$(25)	$23,260	$(31,617)	$2	$(8,379)

AIT THERAPEUTICS, INC. AND ITS SUBSDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

U.S. dollars in thousands, except share and per share data

	Common Stock			Treasury	Additional Paid-in	Accumulated	Other Comprehensive	Total stockholders’ Equity
	Number	Amount		Shares	Capital	Deficit	income	(Deficiency)

Balance as of January 1, 2018	6,097,254	$1		$(25)	$23,260	$(31,617)	$2	$(8,379)

Stock-based compensation related to options granted to employees and non-employees	-	-		-	130	-	-	130
Stock-based compensation related to RSs granted to members of the Board of Directors	-	*	)	-	17	-	-	17

Issuance of Common Stock, net of issuance costs	2,299,802	*	)	-	8,734	-	-	8,734
Net unrealized loss on available-for-sale investments	-	-		-	-	-	(5)	(5)
Net Income	-	-		-	-	1,048	-	1,048

Balance as of March 31, 2018	8,397,056	$1		$(25)	$32,141	$(30,569)	$(3)	$1,545

*)       Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

AIT THERAPEUTICS, INC. AND ITS SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	For the three months ended March 31,	For the twelve months ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$1,048	$(18,044)	$(3,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	38	25
Capital loss in respect to property and equipment	-	-	5
Stock-based compensation related to warrants, RSs and RSUs	147	4,385	365
Issuance of Common Stock to finder upon the conversion of Convertible Notes	-	18	-
Amortization of beneficial conversion feature and debt issuance costs related to Convertible Notes	-	1,046	1,050
Issuance cost related to warrants liability	-	457	-
Adjustment of liability warrants	-	2,434	-
Revaluation of warrants to purchase Common Stock	(3,494)	2,978	-
Imputed interest on Convertible Notes, loans from related parties and others	-	33	299
Waiver of salary by the Company’s officer	-	-	304
Change in:
Other accounts receivables and prepaid expenses	50	(31)	(67)
Trade payables	173	141	404
Other accounts payable	313	(574)	291
Deferred IPO costs that was aborted	-	-	352
Net cash used in operating activities	(1,748)	(7,119)	(692)

Cash flows from investing activities
Investment in marketable securities	(9,403)	(2,000)	-
Proceeds from redemption of marketable securities	1,700	1,396	-
Selling of property and equipment	-	-	12
Purchase of property and equipment	(1)	(244)	2
Purchase price that has been paid upon the reverse merger	-	(295)	-
Net cash (used in) provided by investing activities	(7,704)	(1,143)	14

Cash flows from financing activities
Proceeds from issuance of units consisting of Common Stock and warrants, net of issuance costs	8,984	9,889	-
Proceeds from loan from related parties and others	-	57	340
Maturity of loan and interest from related parties and others	-	(418)	-
Proceeds from bank loan	-	-	467
Repayment of bank loan	-	(42)	(431)
Treasury shares	-	(25)	-
Proceeds from issuance of Convertible Note	-	-	184
Deferred private placement costs that were paid	-	-	(4)
Exercise of options	-	1	-
Net cash provided by financing activities	8,984	9,462	556

Increase (decrease) in cash, cash equivalents and restricted cash	(468)	1,120	(122)
Cash, cash equivalents and restricted cash at beginning of year	1,207	7	129
Cash, cash equivalents and restricted cash at end of year	$739	$1,207	$7
Supplemental disclosure of non-cash financing activities:
Conversion of Convertible Notes into Common Stock	$-	$3,955	$-
Capitalization of deferred private placement costs	$-	$-	$86
Issuance costs related to warrants	$250	$-	$-

NOTE 1:-	GENERAL

a.	AIT Therapeutics, Inc. (“AITT” or the “Company”) was incorporated on April 24, 2015 as KokiCare, Inc. under the laws of the State of Delaware. On January 9, 2017, the name of the Company was changed to AIT Therapeutics, Inc.

Advanced Inhalation Therapies (AIT) Ltd. (“AIT”) was incorporated in Israel on May 1, 2011 and commenced its operations in May 2012. In December 2016, through a merger transaction, AIT became a wholly-owned subsidiary of the Company.

The Company is an emerging medical device company that is developing a Nitric Oxide (NO) delivery system that generates NO from ambient air. The system can generate up to 400 parts per million (ppm) of NO for delivery to a patient’s lung. The system can deliver continuously or for a fixed amount of time and can titrate dose on demand or maintain a constant dose. Hence the system can be used to treat patients on a ventilator requiring NO, those with chronic lung disease or acute severe lung infections via delivery through a breathing mask.

On August 29, 2014, AIT established a wholly-owned subsidiary, Advanced Inhalation Therapies (AIT) Inc. (“Inc.”), a Delaware corporation.

b.	Reverse merger:

On December 29, 2016, KokiCare Inc. entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”), together with Red Maple Ltd., a wholly owned subsidiary of KokiCare Inc., (“Merger Sub”), and AIT. The Merger Agreement provided for (i) the merger of Merger Sub with and into AIT pursuant to the laws of the State of Israel (the “Israeli Merger”), and (ii) the conversion of the ordinary shares and other outstanding securities of AIT into the right to receive shares and other applicable securities of AITT, with AIT surviving as a wholly owned subsidiary of AITT (the “Merger”). The Israeli Merger became effective on December 29, 2016 and the Merger closed on January 13, 2017 (the “Closing”).

Prior to consummation of the Merger:

1.	The Company received a $320 cash purchase price (the “Purchase Price”) from AIT and used the cash purchase price to (i) pay off all the liabilities of the Company as of the Closing of the Merger, (ii) issue a cash dividend of $2.50 per share to its stockholders as of immediately prior to the Closing of the Merger, and (iii) acquire 90,000 (on a post-reverse stock split basis) shares of its common stock, par value $0.0001 per share (“Common Stock”) from the Company’s prior sole officer and director, for $25.

2.	KokiCare Inc. adopted its Amended and Restated Certificate of Incorporation (“COI”) to (i) change its name from “KokiCare Inc.” to “AIT Therapeutics Inc.”, (ii) increase its capitalization to provide for the issuance of up to 100,000,000 shares of its Common Stock and up to 10,000,000 shares of Preferred Stock, par value $0.0001 per share; and (iii) effect a one-for-100 reverse stock split of the Common Stock.

In connection with the Closing of the Merger, all outstanding ordinary shares, warrants and options of AIT were converted into the rights to receive shares of AITT’s Common Stock, warrants for AITT’s Common Stock and stock options for AITT’s Common Stock, respectively, at a ratio of 1:1.

NOTE 1:-	GENERAL (Cont.)

3.	On December 31, 2016, Kokicare’s Common Stock was quoted on the Pink Open Market of the OTC Markets (the “OTC Pink”) under the symbol “KKIC”. After the Merger, the symbol changed to “AITB”.

The Merger was accounted for as a reverse recapitalization which is outside the scope of ASC 805, “Business Combinations”. Under reverse capitalization accounting, AIT is considered the acquirer for accounting and financial reporting purposes and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. These consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of AIT since inception.

c.

Since its inception, the Company has devoted substantially most of its effort to business planning, research and development. The Company generated net income of $1,048 and negative cash flow of $1,748 from operating activities in the three month period ended March 31, 2018, and has an accumulated deficit of $30,569 as of March 31, 2018. The Company management and the Board of Directors believe that the Company’s existing financial resources are adequate to satisfy its expected liquidity requirements through the end of June 2019. The Company adopted a contingency plan, which was approved by the Board of Directors, to be effected, in whole or in part, at its discretion, to allow the Company to continue its operations and meet its cash obligations, all to the extent required. The contingency plan consist of cost reduction, which include mainly the following steps: reduction in consultants’ expenses, headcount, compensation paid to key management personal and overhead expenses. The Company and the Board of Directors believes that its existing capital resources and other future measures that may be implemented, if so required, will be adequate to satisfy its expected liquidity requirements

The Company is also continuing to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required.

d.	Change in Fiscal Year end:

On May 10, 2018, the Company’s board of directors approved a change in the Company’s fiscal year end from December 31 to March 31. The change in the Company’s fiscal year end resulted in a three month transition period that began on January 1, 2018 and ended on March 31, 2018.

In the Consolidated Statements of Operations, the Company compares the three months ended March 31, 2018 with the previously reported fiscal years ended December 31, 2017 and 2016.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

a.	Use of estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company balances, and transactions including profits from inter-company sales not yet realized have been eliminated upon consolidation.

c.	Financial statements in U.S. dollars in thousands:

The majority of AIT’s operations are currently conducted in Israel and in the United States while a significant part of AIT’s expenses and financing activities are denominated and determined in U.S. dollars. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. dollar.

The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to U.S. dollars in accordance with the Accounting Standards Board (ASC) 830, “Foreign Currency Matters”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of comprehensive loss as financial income or expenses, as appropriate.

d.	Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition.

e.	Restricted cash:

Restricted cash are invested in bank deposit. These deposits serve as securities for the Company’s vehicle lease.

f.	Investment in marketable securities:

The Company accounts for investments in marketable securities in accordance with ASC No. 320, “Investments- Debt and equity Securities”. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each balance sheet date.

The Company classified its investment in marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in “Accumulated other comprehensive income” in shareholders’ equity (deficiency). Realized gains and losses on sales of investments are included in financial income, net and are derived using the specific identification method for determining the cost of securities.

The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The factors considered in making such a determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period and the Company’s intent to sell, including whether it is more likely than not that the Company will be required to sell the investment before recovery of cost basis. For securities that are deemed other-than-temporarily impaired, the amount of impairment recognized in the statement of income (loss) is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss).

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following rates:

%

Computers and electronic equipment	33
Clinical and medical equipment	10-15

h.	Impairment for long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the three month period ended March 31, 2018 and for the twelve month ended December 31, 2017 and 2016, no impairment losses have been identified.

i.	Research and development expenses:
Research and development expenses are charged to the statement of comprehensive loss as incurred.

j.	Severance pay:

AIT’s liability for severance pay is pursuant to Section 14 of the Severance Compensation Act, 1963 (“Section 14”). All AIT employees are included under this section, and are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in the employee’s name with insurance companies. Payments in accordance with Section 14 release AIT from any future severance payments in respect of those employees. The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of cause of termination. The severance pay liabilities and deposits under Section 14 are not reflected in the balance sheet as the severance pay risks have been irrevocably transferred to the severance funds.

k.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. This topic prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides full valuation allowance, to reduce deferred tax assets to the amount that is more likely than not to be realized.

The Company implements a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement. As of March 31, 2018, and as of December 31, 2017 and 2016, the Company has recorded a liability for uncertain tax position under other accounts payable.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company classifies interest and penalties on income tax (which includes uncertain tax positions) as taxes on income.

l.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and marketable securities. Cash, cash equivalents and restricted cash are invested in major banks in Israel and U.S. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company’s marketable securities include investments in mutual funds which management believes bear minimal credit risk

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

m.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”), filed a complaint in the Supreme Court of the State of New York, relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. The Empery Suit alleges that, as a result of certain circumstances in connection with the February 2018 Offering, the January 2017 Warrants issued to Empery provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise. Empery seeks monetary damages and declaratory relief under theories of breach of contract or contract reformation predicated on mutual mistake. The Company intends to vigorously defend all claims.

Given the early stage of the litigation, it is not possible to determine or assess the probability of any particular outcome.

n.	Warrants to purchase Common Stock:

The Company accounted for warrants to purchase shares of its Common Stock held by investors which include down round protective provisions as a liability according to the provisions of ASC 815-40, “Derivatives and Hedging Contracts in Entity’s Own Equity” (“ASC 815”). The Company measures the warrants at fair value by using the Black-Scholes model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company’s statement of comprehensive loss as financial expense (income), net.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

o.	Treasury shares:

Shares held by the Company are presented as a reduction of equity, at their cost to the Company, until such shares are retired and removed from the account.

p.	Basic and diluted net earnings (loss) per share:

Basic net earnings (loss) per share is computed based on the weighted average number of Common Stock outstanding during each year. Diluted net earnings (loss) per share is computed based on the weighted average number of Common Stock outstanding during each year plus dilutive potential equivalent Common Stock considered outstanding during the year, in accordance with ASC 260.

For the twelve month periods ended December 31, 2017 and 2016, all outstanding stock options, warrants, restricted shares and restricted share units have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all periods presented. For the three month period ended March 31, 2018 all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive, excluding 54,146 stock option which are dilutive and included in the weighted average number of shares used in computing net diluted earnings loss per share of common stock.

q.	Stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation Stock Compensation”, (“ASC 718”), which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite or derived service period in the Company’s consolidated statement of comprehensive loss.

The Company recognizes compensation expense for the value of its awards granted based on the accelerated method over the requisite or derived service period of each of the awards.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model which requires a number of assumptions, of which the most significant are the fair value of the underlying Common Stock, expected stock price volatility and the expected option term. Fair Value of the underline Common Stock in the three months ended March 31, 2018 was calculated based on last funding price and terms. Expected volatility was calculated based upon historical volatilities of similar entities in the related sector index. The expected option term represents the period that the Company’s stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The expected dividend yield assumption is based on AIT’s historical experience and expectation of no future dividend payouts. The Company has historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.

The fair value for options granted in 2017 and 2016 to employees and directors of the Company is estimated at the date of grant using a Black-Scholes-Merton Options pricing model with the following weighted average assumptions:

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)’

	For the Three months Ended	For the twelve months Ended
	March 31 2018	December 31 2017	December 31 2016

Dividend yield (1)	0%	0%	0%
Expected volatility (2)	84.54%	75%	75.2%
Risk-free interest (3)	2.38%-2.63%	2.1%-3.5%	2.1%-3.6%
Expected life (years) (4)	3.5-5.75	5.5-6	5.5-6.25

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.

(2)	Expected volatility - was calculated based on actual historical stock price movements of comparable companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Risk-free interest rate - based interest rates on three to five years US treasury bond rates

(4)	Expected life - the expected life was based on the expiration date of the warrants.

The Company measures the fair value of restricted share and restricted share unit based on the market value of the underlying shares at the date of grant.

The Company applies ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505”) with respect to options and warrants issued to non-employees which requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

r.	Impact of recently issued accounting standards:

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted.

The Company is still evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the standard commencing January 1, 2018. The Impact of the adoption was immaterial to the financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of certain Cash Receipts and Cash Payments (ASU 2016-15). The new authoritative guidance addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The guidance will generally be applied retrospectively and is effective for financial statements issued for annual reporting periods beginning after December 15, 2018. The Company adopted the standard commencing January 1, 2018. The Company is still evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

NOTE 3:-	OTHER ACCOUNTS RECEIVABLE

	March 31, 2018	December 31, 2017	December 31, 2016

Prepaid expenses	$7	$46	$73
Government authorities	52	63	5

	$59	$109	$78

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	March 31, 2018	December 31, 2017	December 31, 2016
Cost:
Computers and electronic equipment	$33	$32	$28
Clinical and medical equipment	359	359	119

	392	391	147
Accumulated depreciation:
Computers and electronic equipment	29	27	20
Clinical and medical equipment	110	97	66

	139	124	86

Depreciated cost	$253	$267	$61

Depreciation expenses for the three month period ended March 31, 2018 and for the years ended December 31, 2017 and 2016 were $15, $38 and $25 respectively.

NOTE 5:-	OTHER ACCOUNTS PAYABLE

	March 31, 2018	December 31, 2017	December 31, 2016

Accrued expenses	$999	$450	$851
Employees and payroll accruals	104	90	88
Income tax	154	154	154

	$1,257	$694	$1,093

NOTE 6:-	BANK LOAN

On September 15, 2016, AIT entered into a loan agreement with a commercial bank for a loan (“Loan”) in an aggregate principal amount of $52 with imputed interest at an average rate of 5.1% with monthly payments over 12 installments. On May 21, 2017 the remaining balance of the Loan including the accrued interest was paid by the Company.

NOTE 7:-	CONVERTIBLE NOTES

Starting in December 2013 and continuing until December 31, 2016, AIT entered into Convertible Notes Agreements (“Notes Agreement”) and received an aggregate amount of $3,342 in proceeds from these convertible notes - (“Convertible Notes”), of which $892 was received from related parties as of December 31, 2016.

With respect to the Convertible Notes, AIT applied ASC 470, “Debt with Conversion and Other Options”, pursuant to which AIT recognized and measured the Beneficial Conversion Feature (“BCF”) in the Convertible Notes at the commitment date by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature is calculated on the commitment date using the effective conversion price. The discount resulting from the BCF is amortized over the life of the Convertible Notes and is contained in financial expenses (income), net in the Company’s statements of consolidated comprehensive loss unless mandatorily converted earlier.

In September and October 2016, the Convertible Notes’ terms were modified such that subject to and effective immediately upon the consummation of a transaction whereby AIT’s ordinary shares were to become quoted on the OTC Market, the holders of the Convertible Notes had the right to convert the Convertible Notes and the outstanding accrued interest into ordinary shares of AIT. Following the consummation of the Merger, the holders of the Convertible Notes elected to change the conversion terms such that the Convertible Notes and the outstanding accrued interest will convert into 1,397,068 ordinary shares of AIT. Following the conversion, the holders will no longer have any rights or claims under the Notes Agreement. AIT accounted for this amendment as modification according to ASC 470-50 “Modifications and Extinguishments”.

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

The Convertible Notes balance consists of the following:

	December 31,
	2017	2016

Opening balance	$2,895	$1,552
Receipt of Convertible Notes	-	184
BCF in respect of Convertible Notes	-	(177)
Amortization of BCF	1,031	1,034
Amortization of debts issuance costs	15	16
Imputed interest	14	286
Conversion of Convertible Notes into Common Stock	(3,955)	-

	$-	$2,895

NOTE 8:-	FAIR VALUE MEASUREMENT

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value.

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

The Company accounted for the warrants issued to investors which included, among others, down round protective provisions as a non-current liability according to provisions of ASC 815. The Company will measure the warrants at fair value in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company’s statement of comprehensive loss as financial income or expense, as appropriate. Under ASC 820, the warrants are classified as Level 3 (See also Note 2n).

Under ASC 820, the marketable securities invested in mutual funds are classified as Level 1 (See also Note 2f).

The Company used the following assumptions to estimate the fair value of the warrants:

March 31, 2018

Risk-free interest rate (1)	2.49%-2.51%
Expected volatility (2)	84.54%
Expected life (in years) (3)	3.79-4
Dividend yield (4)	0%

Fair value per warrant	$ 1.55-1.59

NOTE 8:-	FAIR VALUE MEASUREMENT (Cont.)

(5)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(6)	Expected volatility - was calculated based on actual historical stock price movements of comparable companies in the same industry over a term that is equivalent to the expected term of the option.

(7)	Expected life - the expected life was based on the expiration date of the warrants.

(8)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.

The changes in Level 3 liabilities associated with the warrants that were issued to investors are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of March 31, 2018:

	Number of warrants	Fair value of liability related to warrants

Balance at January 1, 2018	3,635,270	$9,172

Revaluation of warrants to purchase Common Stock	-	(3,494)

Balance at March 31, 2018	3,635,270	$5,678

As of March 31, 2018, none of the warrants granted have been exercised.

The fair value of the warrants was estimated using the Monte-Carlo method. The significant unobservable inputs are the expected term and volatility.

Upon close of the February 2018 offering, the exercise price of all Existing Warrants detailed above was adjusted pursuant to the terms and conditions of those warrants, resulting in the adjustment of the exercise price to $4.25 from $6.9. Such adjustment is included in the revaluation of the warrants and described above.

In addition, the Company’s financial instruments also include cash and cash equivalents, restricted cash, marketable securities, other accounts receivable, trade payables and other accounts payables. As of March 31, 2018, the fair value of these financial instruments was not materially different from their carrying values due to the short-term maturities of such instruments.

NOTE 9:-	TAXES ON INCOME

a.	Tax rates applicable to AIT:

1.	Taxable income of AIT is subject to a corporate tax rate as follow: 2018 – 23%, 2017 - 24% and 2016 - 25%.

2.	In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), which reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018.

b.	AITT and Inc.:

AITT and Inc. are subject to U.S. income taxes. The tax rates are compounded from a progressive federal tax of 21% in addition to a state and local taxes.

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

As the Company collects and prepares necessary data and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to provisional amounts. Those adjustments may impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

NOTE 9:-	TAXES ON INCOME (Cont.)

c.	Net operating losses carry forward:

AIT has accumulated losses for tax purposes as of March 31, 2018 in the amount of approximately $10,141 which may be carried forward and offset against taxable income in the future for an indefinite period.

As of March 31, 2018, AITT has net operating loss carryforwards for federal and state income tax purposes of approximately $2,095 of $1,068 which expire in the year 2037. Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	March 31,	December 31,
	2018	2017	2016
Deferred tax assets:
Operating loss carry forward	$2,909	$2,584	$1,381
Reserves and allowances	10	7	5
Research and development	762	667	153
Net deferred tax asset before valuation allowance	3,681	3,258	1,539
Valuation allowance	(3,681)	(3,258)	(1,539)

Net deferred tax asset	$-	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at March 31, 2018, December 31, 2017 and 2016

e.	Loss (income) before taxes on income consists of the following:

	For the three months ended March 31,	Year ended December 31,
	2018	2017	2016

Foreign	$1,887	$10,574	$3,727
Domestic	(2,935)	7,470	(34)

	$(1,048)	$18,044	$3,693

NOTE 9:-	TAXES ON INCOME (Cont.)

f.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowances in respect to deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

g.	Accounting for uncertainty in income taxes:

A reconciliation of the beginning and ending amount of unrecognized tax benefits related to uncertain tax positions is as follows:

	For the three months ended March 31,	Year ended December 31,
	2018	2017	2016

Balance at beginning of year	$154	$154	$127
Additions for current year’s tax position	-	-	27

Balance at the end of year	$154	$154	$154

The Company does not expect a reversal of unrecognized tax benefits in the next 12 months.

AITT and Inc. file income tax returns in the U.S, AIT file income tax returns in Israel. As of March 31, 2018, the tax returns of AIT are open to examination by the tax authorities from the year of 2013 through 2017 and the tax return of Inc. are open to examination by the tax authorities from inception through 2017.

NOTE 10:- CONTINGENT LIABILITIES AND COMMITMENTS

a.	On October 22, 2013, AIT entered into a patent license agreement with a third party, pursuant to which AIT agreed to pay to the third party a non-refundable upfront fee of $150 and is obligated to pay 5% royalties of any licensed product revenues, but at least $50 per annum during the royalty period as defined in the agreement. As of March 31, 2018, AIT did not record any revenues and therefore no royalties were paid or accrued.

b.	In August 2015, AIT entered into an Option Agreement (the “Option Agreement”) with a third party whereby AIT acquired on September 7, 2016 for $25 the Option to purchase certain intellectual property assets and rights (the “Option”). According to the Option Agreement, the Option was originally exercisable for a period of six months, starting August 2015 (which was extended in 2016 for a period that ended January 2017). AIT exercised the Option in January 2017 and paid an exercise price of $500. Additionally, AIT is required to make certain one-time development and sales milestone payments to the third party, starting from the date on which AIT receives regulatory approval for the commercial sale of its first product candidate.

In addition, immediately prior to the Merger, on January 13, 2017, AIT issued to a third party a warrant (the “Third Party Warrant”) to purchase up to 178,570 ordinary shares of AIT at an exercise price of $4.80 for each share. This warrant was exchanged for a warrant to acquire shares of the Common Stock of the Company upon consummation of the Merger. The warrant is exercisable, in whole or in part, until the seventh anniversary as of the date of grant of the warrant. During the year ended December 31, 2017, AIT recorded research and development expenses of $480 in respect to such warrant (see also Note 11j2).

NOTE 10:-	CONTINGENT LIABILITIES AND COMMITMENTS (Cont.)

c.	On January 31, 2018 the Company entered into an agreement (“Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to NO delivery systems (“Delivery System”).

According to the Agreement, the Company agreed to pay NitricGen a total of $2,000 in several future payments depending on achieving certain milestones, as defined in the Agreement, and to pay NitricGen royalties on sales of the Delivery System. In addition, the Company agreed to grant NitricGen warrants to purchase 100,000 shares of AITT common stock at an exercise price of $6.90 per share.

On March 1, 2018 the Company paid NitricGen $200 for achieving the first millstone as defined in the Agreement. Which was recorded as research and development expenses in the three months period ended March 31, 2018

d.	As of March 31, 2018 AIT Ltd is engaged in an operating lease agreement for its office facility in Israel. Future minimum non-cancelable rental payments under the operating lease are $42 for the year ending March 31, 2019.

e.	On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”), filed a complaint against the Company.

Given the early stage of the litigation, it is not possible to determine or assess the probability of any particular outcome and the Company didn’t accrue any amount (For further details refer to Note 2m).

f.	On March 16, 2018, the Company entered into an office lease agreement, which expires on April 2021. Future minimum commitments under the new lease as of March 31, 2018, are as follows:

Year ended March 31,	Operating leases
2019	21
2020	21
2021	21
2022	1

$64

NOTE 11:-	STOCKHOLDERS’ EQUITY (DEFICIENCY)

a.	Share capital:

The Common Stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

b.	Effective December 29, 2016, the Company’s Board of Directors and the stockholders approved a reverse stock split of the outstanding Common Stock, at the ratio of 1 for 100.

For accounting purposes, all Common Stock, warrants to purchase Common Stock and options to purchase Common Stock and earnings (loss) amounts have been adjusted to give retroactive effect to this reverse stock split for all periods presented in these consolidated financial statements. Any fractional shares that resulted from the reverse share split have been rounded up to the nearest whole share.

c.	Issuance of Common Stock:

1.	In December 2016, AIT entered into a Securities Purchase and Registration Rights Agreement (the “SPA”) pursuant to which AIT agreed to issue and sell purchased units in the minimum aggregate amount of $10,000 and up to a maximum aggregate amount of $25,000.

Each purchased unit (each a “Unit”) comprised one ordinary share, NIS 0.01 par value per share, and one five-year warrant to purchase one ordinary share at an exercise price of $6.90 per share but eligible to be exercised on a cashless basis in the sole discretion of the holder.

NOTE 11:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

Each Unit sold at a price of $6.00. The exercise price and the number of warrants are subject to non-standard anti-dilution protections clauses and therefore are accounted as non-current liability in the consolidated financial statements.

Immediately prior to the Closing of the Merger, AIT received gross proceeds of approximately $10,210 (“Total Purchase Price”) from new and existing investors (“Investors”) (including $1,170 from certain principal shareholders, a member of its Board of Directors and its chief executive officer) under the SPA by issuance of an aggregate 1,701,616 Units. Direct and incremental costs related to the SPA amounted to $1,049. Such costs have been allocated between shares of Common Stock and the issued Warrants.

Under the SPA, AIT was obligated to file, as soon as reasonably practicable, but in no event later than the 45th day following January 13, 2017, which was February 27, 2017 (the “Filing Deadline”), with the SEC, a registration statement on Form S-1, (the “Registration Statement”), providing for the resale from time to time by the Investors of any and all registrable securities issued pursuant to the SPA. The registration statement was filed on February 27, 2017.

In addition, AIT agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective by the SEC as soon as practicable following such filing, but in no event later than the earlier of the 90th day following the date on which the Registration Statement was initially filed with the SEC and the fifth day following the date on which AIT is notified by the SEC that the Registration Statement will not be reviewed or will not be subject to further review (such earlier date, the “Effectiveness Deadline”). The Registration Statement was declared effective by the SEC on May 26, 2017.

2.	In addition, based on the terms of the SPA, because the issuance of Units by AIT, together with issuances of Units by the Company following the Merger, failed to raise aggregate gross proceeds of at least $15,000, the Company adjusted the number of warrants and issued an additional 1,701,616 liability warrants to the Investors. Consequently, the Company recorded in 2017 additional finance expenses amounting to $2,434.

3.	On January 13, 2017, the principal and accrued interest on all of AIT’s outstanding Convertible Notes, amounting to $3,955 were converted into 1,390,595 shares of Common Stock. In addition, the Company issued 6,473 shares of Common Stocks as a finders’ fee upon the conversion of the Convertible Notes. Consequently, the Company recorded in 2017 finance expenses amounting to $18.

4.	In March 2017, the Company raised additional gross funds amounting to approximately $663 from new investors by issuance of an aggregate of 110,494 purchased units, each of which comprised one share of Common Stock and a warrant to acquire two shares of Common Stock at an exercise price of $6.9 per share. Direct and incremental costs related to such investment round amounted to $199. In addition, the Company incurred additional costs amounted to $15 with respect to warrants that the Company is obligated to issue to the placement agent. These costs were allocated between the Common Stock and the issued Warrants.

5.	On February 16, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several purchasers (the “Purchasers”).

Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (the “Offering”) warrants to purchase 4,599,604 shares of its common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $0.01 per underlying warrant share. The warrants are comprised of an aggregate of (i) 2,299,802 Tranche A Warrants (the “Tranche A Warrants”) to purchase one share of Common Stock (the “Tranche A Warrant Shares”) at an exercise price of $4.25 per Tranche A Warrant Share, exercisable within three days from the issue date of the Warrants and (ii) an equal number of Tranche B Warrants (the “Tranche B Warrants” and, together with the Tranche A Warrants, the “Warrants”) to purchase one share of Common Stock at an exercise price of $4.25 per Tranche B Warrant Share, exercisable within three years from the issue date of the Warrants.

NOTE 11:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

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

In September and December 2013, AIT authorized through its 2013 Incentive Option Plan (the “2013 Plan”), the grant of options and Restricted Share Units (“RSU’s”) to officers, directors, advisors, management and other key employees. The options granted have generally between 2 to 4 years vesting terms and expire 10 years after the grant date. Certain options will be accelerated upon fulfillment of certain conditions. The Company assumed the 2013 plan upon consummation of the Merger.

The total amount of Common stock reserved for issuance under the Share Plans is 466,676. As of March 31, 2018, 55,770 options were available for future grants.

A summary of the Company’s options activity for employees and directors is as follows:

	For the Three months ended March 31, 2018
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding at beginning of period	292,891	$6.18	9
Granted	-	-
Exercised	-	-
Forfeited	(37,367)	5.46

Options outstanding at end of period	255,524	4.32	8.96
Options exercisable at end of period	99,699	$4.37	8.95

As of March 31, 2018, the aggregated intrinsic value of outstanding and exercisable options was $0. The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Common Stock on the last day of March 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. This amount is impacted by the changes in the fair market value of the Company’s shares of Common Stock.

NOTE 11:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

f.	Options granted to non-employees:

The Company has granted options to certain non-employees under the 2013 Plan and accounted for these options in accordance with ASC 505-50.

The outstanding options granted to non-employees are as follows:

Grant date	Number of options	Exercise price			Expiration date
September 8, 2013	17,081		$4.01		September 8, 2023
September 8, 2013	2,340	$	*	)	September 8, 2023
December 29, 2013	3,511		$4.01		December 29, 2023
April 8, 2014	9,158	$	*	)	April 8, 2024
July 24, 2014	1,246		$5.46		July 24, 2024
March 1, 2015	57,779		$5.46		March 1, 2025
October 20, 2015	12,456	$	*	)	October 20, 2025
December 1, 2015	11,210		$5.46		December 1, 2025
November 8, 2016	9,601	$	*	)	November 8, 2026
June 30, 2017	131,000		$4.25		June 30, 2027

	255,382

*)	Represents an amount lower than $1.

g.	Stock-based compensation:

The stock-based compensation expense recognized in the consolidated financial statements for services received from employees, directors and non-employees is shown in the following table:

	For the Three months ended March 31,	Year ended December 31,
	2018	2017	2016

Research and development expenses	$50	$138	$109
General and administrative expenses	97	3,767	134

	$147	$3,905	$243

On February 13, 2018, the Company’s Board of Directors approved the issuance of warrants with an exercise price of $4.25. Along with the aforementioned issuance, the Board of Directors of the company decided that all stock option grants to employees or consultants made in the year 2017 would continue to be priced equivalently to that of said investors, as adjusted, to an exercise price of $4.25 per share.

The Company accounted for such benefit pursuant to ASC 718 as a modification. Accordingly, additional compensation of $59 was calculated as the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified based on current circumstances and should be recognize as an expense over the remaining vesting period.

As of March 31, 2018, the total unrecognized estimated compensation cost related to non-vested stock options granted to employees, directors and non-employees is $157.

NOTE 11:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

h.	Issuance of Restricted Stock Units (“RSUs”):

On August 31, 2015, AIT’s Board of Directors approved a grant of 11,781 RSUs to one member of the Board of Directors with a vesting schedule of three years from September 3, 2015. As of December 31, 2017, 3,927 shares of Common Stock have been issued upon vesting of equivalent amount of RSUs. During the year of 2017, 7,854 RSUs were forfeited due to the board member’s termination.

i.	Issuance of Restricted Shares (“RSs”):

1.	On January 13, 2017, the Company issued 492,624 RSs to one of the directors of the Company, of which 246,312 were to vest on the six-month anniversary of the grant date and the remaining vest on the 18-month anniversary of the grant date. During the second quarter of 2017, 246,312 RSs were cancelled. During the year ended 2017, the Company recorded general and administrative expenses of $1,961 in connection with the above grant, out of which $844 were recorded with respect to the RSs cancellation.

2.	On June 24, 2016, AIT entered into an agreement with an individual to serve on AIT’s Board of Directors pursuant to which AIT agreed to pay as compensation and benefits upon the consummation of a financing round in the United States (the “Financing Round”) (i) an annual retainer of $40 to be paid in equal monthly installments; (ii) a one-time bonus of $150 within 30 days following completion of the Financing Round (the “One-Time Bonus”) and (iii) RSs equal to 3% of all issued and outstanding fully diluted shares of AIT after the completion of the Financing Round (including any option to purchase additional shares or similar held by the purchasers in the Financing Round) with a vesting schedule of 33.33% of such shares to be vested immediately upon the completion of a Financing Round, 33.33% of such shares to be vested on the 6 month anniversary of the completion of a Financing Round and the remaining 33.33% of such shares on the 12 month anniversary of the completion of a Financing Round. Upon the closing of a change of control transaction, as defined in the agreement, the unvested options shall be accelerated and vest immediately.

This agreement has a three-year term, subject to earlier termination as defined in the agreement.

During the first quarter of 2017, the one-time bonus was paid and the Company issued 364,286 RSs. For the three month period ended March 31, 2018 and for the year ended December 31, 2017, the Company recorded expenses in the amount of $17 and $1,433 in respect of this grant, respectively.

j.	Warrants:

1.	On October 3, 2013 (the “Grant Date”), AIT granted warrants to a strategic adviser to purchase 85,474 ordinary shares of AIT with an exercise price of $8.19 (the “Third-Party Warrant”). Such warrant was fully vested on the Grant Date and eligible for exercise during a period of three years commencing as of the issuance of the warrant and ending on the third anniversary of the Grant Date (the “Exercise Period”). In addition, the warrant expires in the event of an initial public offering (an “IPO”) or an acquisition of AIT unless already exercised.

In January 2016, AIT’s Board of Directors approved the extension of the Exercise Period by replacing the aforementioned original warrant with a new warrant exercisable until December 31, 2017 or until the fifth anniversary of the Grant Date in the event an IPO were to occur prior to December 31, 2016. As of December 31, 2017, this warrant was expired.

NOTE 11:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

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

2.	In respect to the issuance of warrants as further described in note 10 (b). as of January 13, 2017, AIT accounted for the Third-Party Warrant pursuant to ASC 505-50 and measured the warrants at fair value according to the Black-Scholes model for a fair value of approximately $480. Such amount was fully recognized during the year ended December 31, 2017 based on the vesting schedule of the warrant. The value of the Third-Party Warrant was based on the following assumptions: share price of $3.98, exercise price of $4.80, expected dividend rate of 0%, expected standard deviation of 75.23%, risk-free interest rates of 2.20% and expected life until exercise of 7 years.

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

NOTE 12:-	RELATED PARTIES BALANCES AND TRANSACTIONS

Balances with related parties:

	March 31,	December 31,
	2018	2017	2016

Convertible Notes (c)	$-	$-	$892

Other accounts payable (b)	-	-	65

Loans from related parties (a)	-	-	379

Additional paid in capital (d)	17	3,393	304

Related parties’ expenses:

	March 31,	Year ended December 31,
	2018	2017	2016
Amounts charged to:

General and administrative expenses (d)	17	3,543	220

Research and Development expenses (b)	-	-	29

Financial expense (a), (c)	$-	$13	$82

NOTE 12:-	RELATED PARTIES BALANCES AND TRANSACTIONS (Cont.)

a.	On February 10, 2014, AIT signed a loan agreement with one of its stockholders for a total amount of $22. The loan bears an interest of 4% per annum.

In 2016 and 2017, AIT entered into loan agreement with existing stockholders pursuant to which AIT received the amounts of $340 and $57 (the “Stockholder Loans”), respectively, which bears an interest rate of 16% per annum and shall be fully repaid in 12 months from the date each was funded. In the event of full payment of the Stockholder Loans at any time within 90 days of the funding, a minimum interest rate of 4% of the Stockholder Loans shall be paid along with the principal.

For the years ended December 31, 2017 and 2016, AIT recorded expenses regarding all aforesaid loans in the amount of $13 and $10, respectively.

On January 13, 2017, upon the closing of the Merger (see also Note 1b), the holdings of certain of the above stockholders were diluted, and they are no longer considered related parties as of December 31, 2017.

b.	In previous years, the Company entered into consultancy agreements with certain stockholders.

c.	Commencing December 2013, AIT issued the Convertible Notes for which aggregate consideration of $892 was received from related parties (see also Note 7). The Convertible Notes bore an interest rate of 8% per annum compounded annually. Upon the closing of the Merger (see also Note 1b), all of the outstanding Convertible Notes were converted into 1,397,068 shares of Common Stock. For the years ended December 31, 2017 and 2016, the Company recorded finance expenses in the amounts of $0 and $72, respectively.

d.	In November 2016, the Company’s former CEO waived all of his requirements for certain debts of AIT owed to him for a total amount of $304.

In addition, as described in note 11(i), the Company issued restricted shares as well as paid one-time bonus to two of its directors upon the reverse merger transaction.

NOTE 13:-	FINANCIAL EXPENSES, NET

	For the Three months ended March 31,	Year ended December 31,
	2018	2017	2016

Financial expenses, net:
Imputed interest in respect to Convertible Notes	-	15	286
Amortization of debt issuance costs	-	14	16
Amortization of BCF in respect to Convertible Notes	-	1,031	1,034
Issuance of Common Stock to finder fee upon the conversion of Convertible Notes	-	18	-
Adjustment of liability warrants (see also Note 11c2)	-	2,434	-
Revaluation of warrants to purchase Common Stock	(3,494)	2,978	-
Issuance cost related to warrants to investors and placement agent	-	457	-
Other financial expenses, net	6	30	24

Total financial (income) expense	$(3,488)	$6,977	$1,360

NOTE 14:-	BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net earnings (loss) per share of Common stock:

	Three months ended March 31,	Year ended December 31
	2018	2017	2016

Net comprehensive income (loss)	$1,048	$(18,044)	$(3,720)
Convertible Preferred A Shares accumulated dividend	-	-	(177)

Net income (loss) attributable to Ordinary shares as reported	$1,048	$(18,044)	$(3,897)

Net basic earnings (loss) per share of common stock	0.15	(3.01)	(2.69)

Net diluted earnings (loss) per share of common stock	$0.14	$(3.01)	$(2.69)

Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	7,196,048	6,002,052	1,448,363

Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	7,250,194	6,002,052	1,448,363

In computing dilutive loss per share for the years ended December 31, 2017 and 2016, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive. For the three month period ended March 31, 2018 all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive, excluding 54,146 stock option which are dilutive and included in the weighted average number of shares used in computing net diluted earnings loss per share of common stock.

NOTE 15:-	TRANSITION PERIOD COMPARATIVE DATA

1.	Statements of consolidated comprehensive loss (income)

	For the Three months Ended March 31,
		(Unaudited)
	2018	2017

Operating expenses:
Research and development expenses	$1,637	$1,439
General and administrative expenses	803	2,121
Costs related to aborted IPO	-	-

Operating loss	2,440	3,560

Financial (income) expense, net	(3,488)	2,717

Loss (Income) before taxes on income	(1,048)	6,277

Taxes on income	-	6

Net (income) loss	$(1,048)	$6,283

Net unrealized loss (gain) on available-for-sale investments	5	-

Total comprehensive (income) loss	$(1,043)	$6,283

Net basic earnings (loss) per share of common stock	0.15	(1.12)

Net diluted earnings (loss) per share of common stock	0.14	(1.12)

Weighted average number of shares used in computing net basic earnings (loss) per share of common stock	7,196,048	5,617,762

Weighted average number of shares used in computing net diluted earnings (loss) per share of common stock	7,250,194	5,617,762

NOTE 15:-	TRANSITION PERIOD COMPARATIVE DATA (Cont.)

2.	Statements of consolidated cash flow

	For the three months ended March 31,
		(Unaudited)
	2018	2017
Cash flows from operating activities
Net income (loss)	$1,048	$(6,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	6
Stock-based compensation related to warrants, RSs and RSUs	147	1,877
Issuance of Common Stock to finder upon the conversion of Convertible Notes	-	18
Amortization of beneficial conversion feature and debt issuance costs related to Convertible Notes	-	1,046
Issuance cost related to warrants liability	-	457
Adjustment of liability warrants	-	2,434
Revaluation of warrants to purchase Common Stock	(3,494)	(1,308)
Imputed interest on Convertible Notes, loans from related parties and others	-	30
Change in:
Other accounts receivables and prepaid expenses	50	(99)
Trade payables	173	20
Other accounts payable	313	410
Net cash used in operating activities	(1,748)	(2,212)

Cash flows from investing activities
Investment in marketable securities	(9,403)	-
Proceeds from redemption of marketable securities	1,700	-
Purchase of property and equipment	(1)	(25)
Purchase price that has been paid upon the reverse merger	-	(295)
Net cash (used in) provided by investing activities	(7,704)	(320)

Cash flows from financing activities
Proceeds from issuance of units consisting of Common Stock and warrants, net of issuance costs	8,984	9,889
Proceeds from loan from related parties and others	-	57
Maturity of loan and interest from related parties and others	-	(241)
Repayment of bank loan	-	(14)
Treasury shares	-	(25)
Net cash provided by financing activities	8,984	9,666

Increase (decrease) in cash, cash equivalents and restricted cash	(468)	7,134
Cash, cash equivalents and restricted cash at beginning of year	1,207	7
Cash, cash equivalents and restricted cash at end of year	$739	$7,141
Supplemental disclosure of non-cash financing activities:
Conversion of Convertible Notes into Common Stock	$-	$3,955
Issuance costs related to warrants	$250	$-

