Form 10-Q
period 2018-06-30
AIT Therapeutics, Inc.
filed 2018-08-14
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-55759

AIT Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3812456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 East Gate Boulevard, Suite 320
Garden City, NY 11530	7403635
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2018, there were 8,406,657 shares of common stock, par value $0.0001 per share (“Common Stock”), outstanding.

AIT THERAPEUTICS, INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED JUNE 30, 2018

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2018

U.S. DOLLARS IN THOUSANDS

AIT THERAPEUTICS, INC. AND ITS SUBSDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	As of June 30,	As of March 31,
	2018	2018
	Unaudited
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$386	$733
Restricted cash	16	6
Marketable securities	6,342	8,304
Other accounts receivable and prepaid expenses	116	59
Total current assets	6,860	9,102
NON-CURRENT ASSETS:
Property and equipment, net	239	253
Total non-current assets	239	253
TOTAL ASSETS	$7,099	$9,355
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Trade payables	$755	$842
Other accounts payable	726	1,257
Loans from related parties and others	34	33
Total current liabilities	1,515	2,132
NON-CURRENT LIABILITIES:
Liability related to warrants	6,955	5,678
TOTAL LIABILITIES	8,470	7,810
SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common Stock, $0.0001 par value per share -
100,000,000 shares authorized at June 30, 2018 and March 31, 2018; 8,406,657 and 8,397,056 shares issued and outstanding at June 30, 2018 and March 31, 2018 respectively	1	1
Preferred Stock, $0.0001 par value per share -
10,000,000 shares authorized at June 30, 2018 and March 31, 2018; 0 shares issued and outstanding at June 30, 2018 and March 31, 2018	-	-
Accumulated other comprehensive income (loss)	2	(3)
Treasury shares	(25)	(25)
Additional paid- in capital	32,221	32,141
Deficit accumulated	(33,570)	(30,569)
Total shareholders’ equity (deficiency)	(1,371)	1,545
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$7,099	$9,355

The accompanying notes are an integral part of the consolidated financial statements.

AIT THERAPEUTICS, INC. AND ITS SUBSDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	For the Three months Ended June 30,
	2018	2017
	Unaudited	Unaudited

Operating expenses:
Research and development expenses	$1,063	$591
General and administrative expenses	693	2,476

Operating loss	1,756	3,067

Financial (income) expense, net	1,245	(187)

Loss before taxes on income	3,001	2,880

Taxes on income	-	-

Net loss	$3,001	$2,880

Net unrealized gain on available-for-sale investments	5	-

Total comprehensive loss	$2,996	$2,880

Net basic and diluted loss per share	$0.36	$0.46

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	8,400,327	6,241,942

The accompanying notes are an integral part of the consolidated financial statements.

AIT THERAPEUTICS, INC. AND ITS SUBSDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

U.S. dollars in thousands, except share and per share data

	Common Stock		Treasury	Additional Paid-in	Accumulated	Other Comprehensive	Total stockholders’ Equity
	Number	Amount	Shares	Capital	Deficit	income	(Deficiency)

Balance as of January 1, 2018	6,097,254	$1	$(25)	$23,260	$(31,617)	$2	$(8,379)

Stock-based compensation related to options granted to employees and non-employees	-	-	-	130	-	-	130
Stock-based compensation related to RSs granted to members of the Board of Directors	-	*)	-	17	-	-	17
Issuance of Common Stock, net of issuance costs	2,299,802	*)	-	8,734	-	-	8,734
Change in unrealized gains (losses) on available-for-sale investments	-	-	-	-	-	(5)	(5)
Net Income	-	-	-	-	1,048	-	1,048

Balance as of March 31, 2018	8,397,056	$1	$(25)	$32,141	$(30,569)	$(3)	$1,545

Issuance of shares upon exercise of options	9,601	*)	-	-	-	-	*)
Stock-based compensation related to options granted to employees and non-employees	-	-	-	24	-	-	24
Issuance of warrants to service provider	-	-	-	56	-	-	56
Change in unrealized gains (losses) on available-for-sale investments	-	-	-	-	-	5	5
Net Loss	-	-	-	-	(3,001)	-	(3,001)

Balance as of June 30, 2018 (unaudited)	8,406,657	$1	$(25)	$32,221	$(33,570)	$2	$(1,371)

*)       Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

AIT THERAPEUTICS, INC. AND ITS SUBSDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	For the three months ended June 30,
	2018	2017
	Unaudited	Unaudited
Cash flows from operating activities
Net income (loss)	$(3,001)	$(2,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	10
Stock-based compensation related to options, warrants, RSs and RSUs	80	1,821
Revaluation of warrants to purchase Common Stock	1,277	(151)
Imputed interest on loans from related parties and others	1	(2)
Change in:
Other accounts receivables and prepaid expenses	(57)	(11)
Trade payables	(87)	(108)
Other accounts payable	(531)	(380)

Net cash used in operating activities	(2,304)	(1,701)

Cash flows from investing activities
Investment in marketable securities	(33)	-
Proceeds from redemption of marketable securities	2,000	-
Purchase of property and equipment	-	(46)

Net cash provided by (used in) investing activities	1,967	(46)

Cash flows from financing activities
Maturity of loan and interest from related parties and others	-	(177)
Repayment of bank loan	-	(28)

Net cash used in financing activities	-	(205)

Increase (decrease) in cash, cash equivalents and restricted cash	(337)	(1,952)
Cash, cash equivalents and restricted cash at beginning of the period	739	7,141
Cash, cash equivalents and restricted cash at end of the period	$402	$5,189

The accompanying notes are an integral part of the consolidated financial statements.

AIT THERAPEUTICS, INC.

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

Prior to consummation of the Merger:

1.	The Company received a $320 cash purchase price (the “Purchase Price”) from AIT and used the cash purchase price to (i) pay off all the liabilities of the Company as of the Closing of the Merger, (ii) issue a cash dividend of $2.50 per share to its stockholders as of immediately prior to the Closing of the Merger, and (iii) acquire 90,000 (on a post-reverse stock split basis) shares of its common stock, par value $0.0001 per share (“Common Stock”) from the Company’s prior sole officer and director, for $25.

2.	KokiCare Inc. adopted its Amended and Restated Certificate of Incorporation (“COI”) to (i) change its name from KokiCare Inc. to AIT Therapeutics Inc., (ii) increase its capitalization to provide for the issuance of up to 100,000,000 shares of its Common Stock and up to 10,000,000 shares of Preferred Stock, par value $0.0001 per share; and (iii) effect a one-for-100 reverse stock split of the Common Stock.

AIT THERAPEUTICS, INC.

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

c.	Since its inception, the Company has devoted substantially most of its effort to business planning, research and development. The Company has incurred a net loss of $3,001 and had negative cash flow from operating activities of $2,304 for the three-month period ended June 30, 2018, and had an accumulated deficit of $33,570 as of June 30, 2018. These conditions among others raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s ability to continue to operate is dependent upon raising additional funds to finance its activities. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products

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

AIT THERAPEUTICS, INC.

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.	The significant accounting policies applied in the annual consolidated financial statements of the Company as of March 31, 2018 and as discussed in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-KT filed on June 15, 2018, are applied consistently in these interim consolidated financial statements.

b.	Legal and other contingencies:

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

d.	Impact of recently issued accounting standards:

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

AIT THERAPEUTICS, INC.

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the standard commencing January 1, 2018. The impact of the adoption was immaterial to the consolidated financial statements.

NOTE 3:- UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019.

NOTE 4:- FAIR VALUE MEASUREMENT

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

AIT THERAPEUTICS, INC.

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 4:- FAIR VALUE MEASUREMENT (cont.)

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

The Company accounted for the warrants issued to investors which included, among others, down round protective provisions as a non-current liability according to provisions of ASC 815. The Company will measure the warrants at fair value in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company’s statement of comprehensive loss as financial income or expense, as appropriate. Under ASC 820, the warrants are classified as Level 3.

Under ASC 820, the marketable securities invested in mutual funds are classified as Level 2.

The Company used the following assumptions to estimate the fair value of the warrants:

	June 30, 2018	March 31, 2018

Risk-free interest rate	2.69%-2.70%	2.49%-2.51%
Expected volatility	84.54%	84.54%
Expected life (in years)	3.54-3.75	3.79-4.00
Dividend yield	0%	0%

Fair value per warrant	$1.89-1.95	$1.55-1.59

The changes in Level 3 liabilities associated with the warrants that were issued to investors are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of June 30, 2018:

	Number of warrants	Fair value of liability related to warrants

Balance at March 31, 2018	3,635,270	$5,678

Revaluation of warrants to purchase Common Stock	-	1,277

Balance at June 30, 2018	3,635,270	$6,955

AIT THERAPEUTICS, INC.

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 4:- FAIR VALUE MEASUREMENT (cont.)

As of June 30, 2018, none of the warrants granted have been exercised.

The fair value of the warrants was estimated using the Black-Scholes method. The significant unobservable inputs are the expected term and volatility.

Upon close of the February 2018 offering, the exercise price of all Existing Warrants detailed above was adjusted pursuant to the terms and conditions of those warrants, resulting in the adjustment of the exercise price to $4.25 from $6.90. Such adjustment is included in the revaluation of the warrants and described above.

In addition, the Company’s financial instruments also include cash and cash equivalents, restricted cash, other accounts receivable, trade payables and other accounts payables. As of June 30, 2018, the fair value of these financial instruments was not materially different from their carrying values due to the short-term maturities of such instruments.

NOTE 5:- CONTINGENT LIABILITIES AND COMMITMENTS

a.	On October 22, 2013, AIT entered into a patent license agreement with a third party, pursuant to which AIT agreed to pay to the third party a non-refundable upfront fee of $150 and is obligated to pay 5% royalties of any licensed product revenues, but at least $50 per annum during the royalty period as defined in the agreement. As of June 30, 2018, AIT did not record any revenues and therefore no royalties were paid or accrued.

b.	On September 7, 2016, AIT entered into an Option Agreement (the “Option Agreement”) with a third party whereby AIT acquired the Option to purchase certain intellectual property assets and rights (the “Option”) for $25. According to the Option Agreement, the Option was originally exercisable for a period of six months starting August 2015 but the option exercise period was extended in 2016 for a period that ended January 2017. AIT exercised the Option in January 2017 and paid an exercise price of $500 and, on January 13, 2017 AIT issued to the third party a warrant (the “Third Party Warrant”) to purchase up to 178,570 ordinary shares of AIT at an exercise price of $4.80 for each share. This warrant was exchanged for a warrant to acquire the same number of shares of the Common Stock of the Company upon consummation of the Merger. On May 10, 2018, the Company issued to the third party additional warrants to purchase up to 29,763 ordinary shares of the Company at an exercise price of $4.80 for each share. The warrant is exercisable, in whole or in part, until the seventh anniversary of the original issuance date of January 13, 2017. In the three month period ended March 31, 2017 and June 30, 2018, respectively, the Company recorded research and development expenses of $480 and $56 for these warrants (see also Note 6.h.1). Additionally, AIT is required to make certain one-time development and sales milestone payments to the third party, starting from the date on which AIT receives regulatory approval for the commercial sale of its first product candidate.

c.	On January 31, 2018 the Company entered into an agreement (“Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to NO delivery systems (“Delivery System”).

AIT THERAPEUTICS, INC.

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 5:- CONTINGENT LIABILITIES AND COMMITMENTS (cont.)

According to the Agreement, the Company agreed to pay NitricGen a total of $2,000 in several future payments depending on achieving certain milestones, as defined in the Agreement, and to pay NitricGen royalties on sales of the Delivery System. In addition, the Company agreed to grant NitricGen warrants to purchase 100,000 shares of AITT common stock at an exercise price of $6.90 per share.

On March 1, 2018 the Company paid NitricGen $200 for achieving the first millstone as defined in the Agreement, which was recorded as research and development expenses in the three months period ended March 31, 2018

d.

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

Given the early stage of the litigation, it is not possible to determine or assess the probability of any particular outcome.

e.	On March 16, 2018 and May 11, 2018, the Company entered into two new office lease agreements, which will expire on April 2021 and June 2023, respectively. Future minimum commitments under the new leases as of June 30, 2018, are as follows:

Twelve Months ended June 30,	Operating leases
2019	75
2020	81
2021	83
2022	65
2023	65

$369

NOTE 6:- STOCKHOLDERS’ EQUITY (DEFICIENCY)

a.	Share capital:

The Common Stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

b.	Issuance of Common Stock:

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

AIT THERAPEUTICS, INC.

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 6:- STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

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

c.	Stock options granted to employees:

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

The total amount of Common stock reserved for issuance under the Share Plans is 466,676. As of June 30, 2018, 98,704 options were available for future grants.

A summary of the Company’s options activity for employees and directors is as follows:

	For the Three months ended June 30, 2018
	Number of options	Weighted average exercise price	Weighted average remaining contractual life

Options outstanding at beginning of period	255,524	$4.32	8.96
Granted	-	-
Exercised	-	-
Forfeited	(33,333)	4.25

Options outstanding at end of period	222,191	4.33	7.55
Options exercisable at end of period	116,366	4.36	8.08

As of June 30, 2018, the aggregated intrinsic value of outstanding and exercisable options was $0. The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Common Stock on the last day of June 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount is impacted by the changes in the fair market value of the Company’s shares of Common Stock.

AIT THERAPEUTICS, INC.

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 6:- STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

d.	Options granted to non-employees:

The Company has granted options to certain non-employees under the 2013 Plan and accounted for these options in accordance with ASC 505-50.

The outstanding options granted to non-employees are as follows:

Grant date	Number of options	Exercise price		Expiration date
September 8, 2013	17,081		$4.01	September 8, 2023
September 8, 2013	2,340	$	*)	September 8, 2023
December 29, 2013	3,511		$4.01	December 29, 2023
April 8, 2014	9,158	$	*)	April 8, 2024
July 24, 2014	1,246		$5.46	July 24, 2024
March 1, 2015	57,779		$5.46	March 1, 2025
October 20, 2015	12,456	$	*)	October 20, 2025
December 1, 2015	11,210		$5.46	December 1, 2025
June 30, 2017	131,000		$4.25	June 30, 2027

	245,781

*)       Represents an amount lower than $1.

e.	Stock-based compensation:

The stock-based compensation expense recognized in the consolidated financial statements for services received from employees, directors and non-employees is shown in the following table:

	For the Three months ended June 30,
	2018	2017

Research and development expenses	$13	$(2)
General and administrative expenses	11	1,824

	$24	$1,822

On February 13, 2018, the Company’s Board of Directors approved the issuance of warrants with an exercise price of $4.25 per share. Along with the aforementioned issuance, the Board of Directors of the Company decided that all stock option grants to employees or consultants made in the year 2017 would continue to be priced equivalently to that of said investors, as adjusted, to an exercise price of $4.25 per share.

The Company accounted for such benefit pursuant to ASC 718 as a modification. Accordingly, additional compensation of $59 was calculated as the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified based on current circumstances and should be recognize as an expense over the remaining vesting period.

AIT THERAPEUTICS, INC.

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 6:- STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

As of June 30, 2018, the total unrecognized estimated compensation cost related to non-vested stock options granted to employees, directors and non-employees is $91.

f.	Issuance of Restricted Stock Units (“RSUs”):

On August 31, 2015, AIT’s Board of Directors approved a grant of 11,781 RSUs to one member of the Board of Directors with a vesting schedule of three years from September 3, 2015. During 2017, 7,854 RSUs were forfeited due to the board member’s termination.

g.	Issuance of Restricted Shares (“RSs”):

1.	On January 13, 2017, the Company issued 492,624 RSs to one of the directors of the Company, of which 246,312 were to vest on the six-month anniversary of the grant date and the remaining vest on the 18-month anniversary of the grant date. During the second quarter of 2017, 246,312 RSs were cancelled. During the quarter ended June 30, 2018, the Company did not record any expenses in connection with the above grant.

2.	On June 24, 2016, AIT entered into an agreement with an individual to serve on AIT’s Board of Directors pursuant to which AIT agreed to pay as compensation and benefits upon the consummation of a financing round in the United States (the “Financing Round”) (i) an annual retainer of $40 to be paid in equal monthly installments; (ii) a one-time bonus of $150 within 30 days following completion of the Financing Round (the “One-Time Bonus”) and (iii) RSs equal to 3% of all issued and outstanding fully diluted shares of AIT after the completion of the Financing Round (including any option to purchase additional shares or similar held by the purchasers in the Financing Round) with a vesting schedule of 33.33% of such shares to be vested immediately upon the completion of a Financing Round, 33.33% of such shares to be vested on the 6 month anniversary of the completion of a Financing Round and the remaining 33.33% of such shares on the 12 month anniversary of the completion of a Financing Round. Upon the closing of a change of control transaction, as defined in the agreement, the unvested options shall be accelerated and vest immediately.

This agreement has a three-year term, subject to earlier termination as defined in the agreement.

During the three months ended March 31, 2017, the one-time bonus was paid and the Company issued 364,286 RSs. For the three month period ended June 30, 2018 and 2017, the Company recorded expenses in the amount of $0 and $418 in respect of this grant, respectively.

AIT THERAPEUTICS, INC.

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 6:- STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

h.	Warrants:

1.	On September 7, 2016, AIT entered into an Option Agreement (the “Option Agreement”) with a third party whereby AIT acquired the Option to purchase certain intellectual property assets and rights (the “Option”) for $25. AIT exercised the Option in January 2017 and paid an exercise price of $500 and, on January 13, 2017 AIT issued to the third party a warrant (the “Third Party Warrant”) to purchase up to 178,570 ordinary shares of AIT at an exercise price of $4.80 for each share. This warrant was exchanged for a warrant to acquire the same number of shares of the Common Stock of the Company upon consummation of the Merger. On May 10, 2018, the Company issued to the third party additional warrants to purchase up to 29,763 ordinary shares of the Company at an exercise price of $4.80 for each share. The warrant is exercisable, in whole or in part, until the seventh anniversary of the original issuance date of January 13, 2017. On December 31, 2017 and June 30, 2018, respectively, the Company recorded research and development expenses of $480 and $56 for these warrants (see also Note 5.b).

On January 13, 2017, AIT accounted for the warrants granted and held by third party pursuant to ASC 505-50 and measured the warrants at fair value according to the Black-Scholes model was approximately $480. Such amount was fully recognized during the three months period ended March 31, 2017 based on the vesting schedule of the warrants. The value of the warrant is based on the following assumptions: share price of $3.98, exercise price of $4.8, expected dividend rate of 0%, expected standard deviation of 75.23%, risk-free interest rates of 2.20% and expected life until exercise of 7 years.

In respect to the issuance of warrants on May 10, 2018, the Company accounted for the Third-Party Warrant pursuant to ASC 505-50 and measured the warrants at fair value according to the Black-Scholes model for a fair value of approximately $56. Such amount was fully recognized during the three-month period ended June 30, 2018 based on the vesting schedule of the warrant. The value of the Third-Party Warrant was based on the following assumptions: share price of $2.96, exercise price of $4.80, expected dividend rate of 0%, expected standard deviation of 84.54%, risk-free interest rates of 2.87% and expected life until exercise of 5.68 years.

AIT THERAPEUTICS, INC.

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 7:- RELATED PARTIES BALANCES AND TRANSACTIONS

Balances with related parties:

	June 30, 2018	March 31, 2018
	Unaudited
Additional paid in capital	$-	$17

Related parties’ expenses:

	For the three months ended June 30
	2018	2017
	Unaudited
Amounts charged to:
General and administrative expenses	$-	$95

Research and Development expenses	$-	$23

Financial expense	$-	$ *)

*) Represents an amount lower than $1.

NOTE 8:- FINANCIAL EXPENSES, NET

	Three months ended June 30,
	2018	2017
	Unaudited

Financial expenses, net:
Bank charges and other	$6	$2
Dividend income	(35)	-
Foreign currency translation adjustments, net	(3)	(38)
Revaluation of warrants to purchase Common Stock	1,277	(151)

	$1,245	$(187)

AIT THERAPEUTICS, INC.

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 9:- BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share of Common stock:

	Three months ended June 30,
	2018	2017
	Unaudited

Net loss attributable to holders of Common stock as reported	$(3,001)	$(2,880)

Weighted average number of shares of Common stock used in computing basic and diluted net loss per share	8,400,327	6,241,942

Net loss per share of Common stock, basic and diluted	$(0.36)	$(0.46)

For the three months period ended June 30, 2018 and 2017, all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

NOTE 10:- SUBSEQUENT EVENTS

On August 1, 2018, the Company’s board of directors elected to increase the employee stock option pool associated with corporation’s 2013 Share option Plan from 466,676 shares to 1,500,000 shares.

On August 10, 2018, the Company entered in to a common stock purchase agreement with Lincoln Park Capital (LPC) Fund, LLC of up to $20,000, subject to certain conditions. The term of the line is 3 years, and the Company paid a fee of $500.  The Company, at its discretion may require LPC to purchase 117,000 of common stock at $4.50 per share within 30 days of the date of the agreement or prior to the submission of an S-1 registration statement, whichever is shorter.  All subsequent LPC purchases will be after an effective S-1 registration statement is in place, and at prevailing market prices subject to certain discounts.

On August 13, 2018, the Company’s board of directors granted 927,000 nonqualified stock options to the elected officers, certain key employees, consultants, advisors and directors of this corporation under the corporation’s 2013 Share option Plan. The options have an exercise price of $4.25 per share and vest according to their board approved vesting schedule.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date such statements are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements, except as required by applicable law. Please see Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-KT, as updated by our subsequently filed Quarterly Reports on Forms 10-Q, for important factors that could cause actual results to differ materially from those in the forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are an emerging medical device company developing a nitric oxide (NO) generator and delivery system, or the AIT NO Generator and Delivery System (the “System”), that is capable of generating NO from ambient air. The System can generate up to 400 parts per million (ppm) for delivery to a patient’s lung. The System can deliver NO either continuously or for a fixed amount of time and has the ability to either titrate dose on demand or maintain a constant dose. We believe that there is a high unmet medical need for patients suffering from certain severe lung infections for which our system can be used. Our current product candidates will be subject to premarket reviews and approvals by the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our System will be marketed as a medical device in the U.S.

In contrast to approved NO delivery systems, our novel is designed to deliver not only low concentrations of NO, but also high concentrations of NO to the lungs, which we believe has the potential to eliminate microbial infections, including bacteria, fungi and viruses. Current FDA approved NO delivery systems are approved for persistent pulmonary hypertension of the newborn, or PPHN, which requires a NO concentration of 20 ppm and is not intended to treat microbial infections. The body produces NO naturally as an innate immunity mechanism. Based on our clinical studies, we believe that 160 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, the FDA, nor any other major regulatory agency in other countries or regions, has not approved any NO formulation and/or delivery system for the delivery of 160 ppm or higher to the lungs.

Our first proposed indication is for PPHN in the United States. Our System differs from current approved NO delivery systems in the US and globally in that our System does not require hazardous cylinders containing nitrogen and nitric oxide gases. Our System generates NO from ambient air. We believe this is a major transformative change that will benefit patients, caregivers and hospitals. We anticipate our 510(k) submission to the FDA to take place in the fiscal fourth quarter of 2019.

We were incorporated in Delaware on April 24, 2015 under the name “KokiCare, Inc.” and operated as a healthcare software company prior to the Merger (as defined below). Concurrent with the closing of the Merger, we abandoned our pre-Merger business plan in the healthcare software industry and we are now solely pursuing our business in the medical device industry.

To date, we have not generated revenue from the sale of any product, and we do not expect to generate revenue unless and until we obtain marketing approval of, and commercialize, our product candidates. As of June 30, 2018, we had an accumulated deficit of $33.6 million. Our financing activities are described below under “Liquidity and Capital Resources.”

Critical Accounting Policies

We describe our significant accounting policies more fully in Note 2 to our interim consolidated financial statements for the three months ended June 30, 2018 contained in this Quarterly Report on Form 10-Q. We believe that the accounting policies below are critical in order to fully understand and evaluate our financial condition and results of operations.

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

Results of Operations

Comparison of the Three months Ended June 30, 2018 Compared to Three months Ended June 30, 2017

	For the Three months Ended June 30,
	2018	2017
	(in thousands)
Research and development expenses	$1,063	$591
General and administrative expenses	693	2,476

Operating loss	1,756	3,067
Financial income, net	(32)	(36)
Revaluation of warrants to purchase Common Stock	1,277	(151)

Loss before taxes on Income	3,001	2,880
Taxes on income	-	-

Net loss	$3,001	$2,880

The following table discloses the breakdown of research and development expenses for the three months ended June 30, 2018 and 2017.

	For the Three months Ended June 30,
	2018	2017
	(in thousands)
Costs to third-party related to conducting clinical and preclinical trials, manufacturing and other R&D subcontractors	$694	$436
Purchase of certain intellectual property assets	-	-
Salaries and related personnel	119	111
Stock-based compensation and warrants	69	(2)
Other	181	46
Total	$1,063	$591

For the three months ended June 30, 2018 and 2017, we incurred research and development expenses in the aggregate of $1,063 thousand and $591 thousand, respectively. The increase was primarily due to an increase in costs of $258 thousand related to clinical trials, subcontractors, consultants, manufacturing of our delivery system by a third-party contract manufacturer and $214 thousand for increase in warrants, patent, stock-based compensation, and other expenses.

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

For the three months ended June 30, 2018 and 2017, we incurred general and administrative expenses of $693 thousand and $2,476 thousand, respectively. The decrease of $1,783 thousand for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 resulted primarily from a decrease of approximately $1,813 thousand in stock-based compensation expense mainly due to restricted shares issued to board members and a service provider in the three months ended June 30, 2017, and a decrease of $242 thousand for legal services. The decrease was offset by an increase in compensation expenses of $280 thousand as a result of new agreements signed by the Company's managers.

Operating loss

Our operating loss for the three months ended June 30, 2018 was $1,756 thousand, as compared to an operating loss of $3,067 thousand for the three months ended June 30, 2017 a decrease of $1,311 thousand.

Financial Expense, Net

Financial expense, net consists of expenses in respect of the revaluation of warrants to purchase common stock, issuance cost related to warrants issued to investors, foreign currency translation adjustments and other financial expenses. For more information, refer to note 8 to our consolidated financial statements as of June 30, 2018 contained herein.

For the three months ended June 30, 2018 we incurred financial expenses, net of $1,245 thousand and for the three months ended June 30, 2017 we incurred financial income, net of $187 thousand. The increase in financial expenses resulted primarily from expenses of $1,277 thousand for the three months ended June 30, 2018 related to the revaluation of warrants granted to investors in connection with private placements, as compared to income $151 thousand for the three months ended June 30, 2017.

Net Loss

As a result of the foregoing, our net loss for the three months ended June 30, 2018, was $3,001 thousand, as compared net loss for the three months ended June 30, 2017 was $2,880 thousand, an increase of $122 thousand.

Cash Flows

For the Three months period Ended June 30, 2018 Compared to Three months period Ended June 30, 2017.

	For the Three month ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,304)	$(1,701)
Investing activities	$1,967	$(46)
Financing activities	$-	$(205)
Net increase (decrease) in cash and cash equivalents	$(337)	$(1,952)

Operating Activities

For the three months ended June 30, 2018 and 2017, net cash used in operations was $2,304 thousand and $1,701 thousand, respectively. Cash was used primarily for expenses related to payroll, clinical trials conducted in Israel, services from subcontractors and third parties.

Investing Activities

For the three months ended June 30, 2018 net cash provided by investing activities was $1,967 thousand and for the three months ended June 30, 2017 net cash used in investing activities was $46 thousand. The decrease resulted primarily from redemption of marketable securities of $2,000 thousand.

Financing Activities

Net cash used in financing activities for the three months ended June 30, 2018 and 2017, was $0 thousand and $205 thousand, respectively.

Liquidity and Capital Resources

Overview

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products in the next several years. Since our inception through June 30, 2018, we have funded our operations principally through the issuance of our equity securities, loans from related parties and convertible promissory notes.

Future Funding Requirements

We have devoted substantially all of our efforts to business planning and research and development. We have incurred a net loss of $3,001 thousand and had negative cash flow from operations of $2,304 thousand, for the three month ended June 30, 2018, and had an accumulated deficit of $33,570 thousand as of June 30, 2018. As of June 30, 2018, we had $6,744 thousand in cash, cash equivalents, restricted cash and short-term marketable securities. Currently, our only source of liquidity is our current cash on hand. Our ability to continue to operate is dependent upon raising additional funds to finance our activities, and we do not currently have any commitments for future additional funding. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. These conditions among others raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s ability to continue to operate is dependent upon raising additional funds to finance its activities. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products

The consolidated financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern. The Company management and the Board of Directors believe that the Company’s existing financial resources are adequate to satisfy its expected liquidity requirements through the end of June 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Foreign Currency Exchange Risk

Our results of operations and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Certain of our expenses are denominated in New Israeli Shekels (“NIS”). Our results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. Approximately 12% of our expenses are denominated in NIS. We do not hedge our foreign currency exchange risk. In the future, we may enter into formal currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of our principal operating currencies. These measures, however, may not adequately protect us from significant changes in such fluctuations.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

Based on this assessment, our management concluded that, as of June 30, 2018, our internal control over financial reporting was effective.

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

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

ITEM 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2**	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*        Filed herewith.

**        Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIT THERAPEUTICS, INC.

/s/ Steve Lisi
Date: August 14, 2018	Steve Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen DiPalma
Date: August 14, 2018	Stephen DiPalma
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2**	Certification of Chief Financial Officer pursuant to Item 601(b)(32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*        Filed herewith.

**        Furnished herewith.

