Form 10-Q
period 2018-09-30
AIT Therapeutics, Inc.
filed 2018-11-14
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-55759

AIT Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3812456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 East Gate Boulevard, Suite 320
Garden City, NY	11530
(Address of principal executive offices)	(Zip Code)

516-665-8200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2018, there were 8,533,657 shares of common stock, par value $0.0001 per share, outstanding.

AIT THERAPEUTICS, INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED SEPTEMBER 30, 2018

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AIT THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	As of	As of
	September 30, 2018	March 31, 2018
	Unaudited
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$316	$733
Restricted cash	17	6
Marketable securities	4,549	8,304
Other current assets and prepaid expenses	124	59
Total current assets	5,006	9,102
Property and equipment, net	259	253
TOTAL ASSETS	$5,265	$9,355
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payables	$862	$842
Accrued expenses	347	1,257
Loans from related parties and others	34	33
Total current liabilities	1,243	2,132
NON-CURRENT LIABILITIES
Liability related to warrants	9,029	5,678
TOTAL LIABILITIES	10,272	7,810
SHAREHOLDERS’ (DEFICIT) EQUITY
Common Stock, $0.0001 par value per share
100,000,000 shares authorized as of September 30, 2018 and March 31, 2018; 8,523,657 and 8,397,056 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	2	1
Preferred Stock, $0.0001 par value per share -
10,000,000 shares authorized as of September 30, 2018 and March 31, 2018; 0 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	-	-
Accumulated other comprehensive income (loss)	5	(3)
Treasury stock	(25)	(25)
Additional paid-in capital	33,044	32,141
Accumulated deficit	(38,033)	(30,569)
Total shareholders’ (deficit) equity	(5,007)	1,545
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$5,265	$9,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIT THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

	For the Six months Ended September 30,		For the Three months Ended September 30,
	2018	2017	2018	2017
	Unaudited	Unaudited	Unaudited	Unaudited

Operating expenses:
Research and development expenses	$1,711	$1,784	$648	$1,193
General and administrative expenses	2,458	3,340	1,765	864

Operating loss	4,169	5,124	2,413	2,057

Financial expense, net	3,295	4,905	2,050	5,092

Net loss	$7,464	$10,029	$4,463	$7,149

Net unrealized gain on available-for-sale investments	8	-	3	-

Total comprehensive loss	$7,456	$10,029	$4,460	$7,149

Net basic and diluted loss per share	$0.89	$1.63	$0.53	$1.18

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	8,420,281	6,143,579	8,440,457	6,045,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIT THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

	Common Stock		Treasury	Additional Paid-in	Accumulated	Other Comprehensive	Total Shareholders’ (Deficit)
	Number	Amount	Stock	Capital	Deficit	Income (loss)	Equity
Balance as of April 1, 2018	8,397,056	$1	$(25)	$32,141	$(30,569)	$(3)	$1,545
Issuance of common stock pursuant to Lincoln Park Financial Corporation pursuant to Purchase Agreement, net of offering costs	117,000	(*)	-	(19)	-	-	(19)
Issuance of common stock upon the exercise of options	9,601	(*)	-	-	-	-	(*)
Imputed interest on related parties loans and other	-	1	-	-	-	-	1
Stock-based compensation	-	-	-	922	-	-	922
Change in unrealized gains available-for-sale investments	-	-	-	-	-	8	8
Net loss	-	-	-	-	(7,464)		(7,464)
Balance as of, September 30, 2018	8,523,657	$2	$(25)	$33,044	$(38,033)	$5	$(5,007)

(*) Less than 1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIT THERAPEUTICS, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	For The Six Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(7,464)	$(10,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28	15
Stock-based compensation	922	2,286
Change in fair value of warrant liabilities	3,351	4,933
Imputed interest on loans from related parties and others	1
Unrealized gain on marketable securities	8
Change in:
Other current assets and prepaid expenses	(65)	63
Accounts payable	20	(146)
Accrued expenses	(909)	(223)
Net cash used in operating activities	(4,108)	(3,101)

Cash flows from investing activities
Investment in marketable securities	(61)	(2,000)
Proceeds from redemption of marketable securities	3,816	-
Purchase of property and equipment	(34)	(83)
Net cash provided by (used in) investing activities	3,721	(2,083)

Cash flows from financing activities
Issuance of common stock, net of offering cost	(19)
Payment of loans and interest from related parties and others	-	(177)
Payment of bank loan	-	(28)
Net cash used in financing activities	(19)	(205)

Decrease in cash, cash equivalents and restricted cash	(406)	(5,389)
Cash, cash equivalents and restricted cash at beginning of the period	739	7,141
Cash, cash equivalents and restricted cash at end of the period	$333	$1,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

SEPTEMBER 30, 2018

(Unaudited)

NOTE 1 ORGANIZATION AND BUSINESS

AIT Therapeutics, Inc. (“AITT” or the “Company”) was incorporated on April 24, 2015 as KokiCare, Inc. under the laws of the State of Delaware. On January 9, 2017, the name of the Company was changed to AIT Therapeutics, Inc

Advanced Inhalation Therapies (AIT) Ltd. (“AIT”) was incorporated in Israel on May 1, 2011 and commenced its operations in May 2012. On August 29, 2014, AIT established a wholly-owned subsidiary, Advanced Inhalation Therapies (AIT) Inc. (“Inc.”), a Delaware corporation. In December 2016, through a merger transaction, AIT became a wholly-owned subsidiary of the Company.

The Company is an emerging medical device company that is developing a Nitric Oxide (“NO”) delivery system that generates NO from ambient air.

Prior to consummation of the merger

The Company received a $320 cash purchase price from AIT and used the cash to (i) pay off all the liabilities of the Company as of the closing of the merger, (ii) issue a cash dividend of $2.50 per share to its stockholders immediately prior to the closing of the merger, and (iii) acquire 90,000 shares of its common stock, par value $0.0001 per share from the company’s prior sole officer and director, for $25.

KokiCare Inc. adopted its amended and restated certificate of incorporation to (i) change its name from KokiCare Inc. to AIT Therapeutics Inc., (ii) increase its capitalization to provide for the issuance of up to 100,000,000 shares of its common stock and up to 10,000,000 shares of Preferred Stock, par value $0.0001 per share; and (iii) effect a one-for-100 reverse stock split of the common stock. In connection with the closing of the merger, all outstanding ordinary shares, warrants and options of AIT were converted into the rights to receive shares of AITT’s common stock, warrants for AITT’s common stock and stock options to purchase common stock for AITT’s common stock, respectively, at a ratio of 1:1.

Reverse merger

The merger was accounted for as a reverse recapitalization which is outside the scope of ASC 805, “Business Combinations”. Under reverse capitalization accounting, AIT is considered the acquirer for accounting and financial reporting purposes and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the condensed consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. These condensed consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of AIT since inception.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

SEPTEMBER 30, 2018

(Unaudited)

NOTE 1 ORGANIZATION AND BUSINESS (continued)

Going concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the issuance of these condensed consolidated financial statements. As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $4,108 for the six months ended September 30, 2018 and accumulated losses of $38,033 since inception through September 30, 2018. The Company has cash equivalent and marketable securities of $4,865 as of September 30, 2018. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it has enough cash to operate its business through June 30, 2019. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The Company will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. The Company’s future capital needs and the adequacy of its available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our medical devices in development. Management plans to raise additional funds through public or private sales of equity or debt securities or from bank or other loans or through strategic collaboration and/or licensing agreements, to fund operations until the Company is able to generate enough revenues to cover operating costs. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. In addition, the Company may never be able to generate sufficient revenue if any from its potential medical devices. On August 10, 2018, the Company entered into a $20,000 purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), providing for the issuance of up to $20,000 of the Company’s common stock over 36 months at the Company’s discretion, see Note 4.

In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable. The Company is subject to risks common to companies in the medical device industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the FDA and other governmental regulations and approval requirements.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”)  for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated Balance Sheet as of March 31, 2018 has been derived from the audited consolidated financial statements included in our Transitional Report on Form 10-KT for the three months March 31, 2018 and for the year then ended December 31, 2017, respectively. The condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Transitional Report on Form 10-KT for the three months ended March 31, 2018 and for year ended December 31, 2017, respectively, which was filed with the United States Securities and Exchange Commission, (“SEC”), on June 15, 2018.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

SEPTEMBER 30, 2018

(Unaudited)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of AIT since inception.. All intercompany balances and transactions have been eliminated in the accompanying condensed financial statements.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The Company’s significant estimates are the valuation of warrant liabilities, stock-based compensation expenses and valuation allowance for deferred taxes.

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition.

Restricted Cash

Restricted cash are invested in bank deposit. These deposits serve as collateral for the Company’s vehicle lease.

Research and development

Research and development expenses are charged to the statement of comprehensive loss as incurred.

Foreign Exchange Transactions

The majority of AIT’s operations are currently conducted in Israel and in the United States while a significant part of AIT’s expenses and financing activities are denominated and determined in U.S. dollars. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. dollar. The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to U.S. dollars in accordance with the Accounting Standards Board (ASC) 830, “Foreign Currency Matter. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of comprehensive income (loss) as financial income or expenses, as appropriate, Note 5.

Stock-Based Compensation

 The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected volatility was based upon its peer group. The Company routinely reviews its calculation of volatility changes in future volatility, the Company’s life cycle, its peer group, and other factors. The Company uses the simplified method for share-based compensation to estimate the expected term for employee option awards for share-based compensation in its option-pricing model. The Company uses the contractual term for non- employee options to estimate the expected term, for share-based compensation in its option-pricing model. Compensation expense for warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured, and is recognized over the service period. The expense is subsequently adjusted to fair value at the end of each reporting period until such warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period. Adjustments to fair value at each reporting date may result in income or expense, depending upon the estimate of fair value and the amount of expense recorded prior to the adjustment. The Company reviews its agreements and the future performance obligation with respect to the unvested warrants for its vendors or consultants. When appropriate, the Company will expense the unvested warrants at the time when management deems the service obligation for future services has ceased.

Investment in marketable securities

The Company accounts for investments in marketable securities in accordance with ASC No. 320, “Investments- Debt and equity Securities”. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each balance sheet date. The Company classified its investment in marketable securities as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Accumulated other comprehensive income (loss) in shareholders’ (deficit) equity. Realized gains and losses on sales of investments are included in financial expense, net and are derived using the specific identification method for determining the cost of securities.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

SEPTEMBER 30, 2018

(Unaudited)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Warrant liabilities

The Company accounted for warrants to purchase shares of its common stock issued to its shareholders that include down round protective provisions, as a liability according to the provisions of ASC 815-40, “Derivatives and Hedging Contracts in Entity’ Own Equity” (“ASC 815”). The Company measures the warrants at fair value by using the Black-Scholes option model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company’s condensed consolidated statements of comprehensive income (loss) as financial expense (income), net, as a non-cash expense or income.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2018, and March 31, 2018, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act reduces the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, which the Company expects will positively impact its future effective tax rate and after-tax earnings in the United States. The Company recognized a decrease related to its federal deferred tax assets and deferred tax liabilities, before the valuation allowance. Because a change in the valuation allowance completely offsets the change in deferred taxes, there was no impact on the condensed consolidated financial statements related to the rate change.

The Company files a U.S. Federal income tax return, various state returns and International returns. Uncertain tax positions taken on the Company’s tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of comprehensive income (loss). There Company has recorded $121 and $121 in accrued expenses, for uncertain tax positions as of September 30, 2018 and March 31, 2018, respectively.

Recently issued accounting standards

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed financial statements. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended June 30, 2019.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for the Company’s interim and annual reporting periods beginning with the Company’s fiscal year ended March 31, 2021, and early adoption is permitted. The Company is evaluating the impact of this accounting standard update on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2020 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company is evaluating of evaluating the impact of this accounting standard update on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 (“ASU 2017-09”), Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The Company adopted the standard commencing April 1, 2018. The impact of the adoption was immaterial to our condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features. II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU affects all entities that issue financial instruments (for example, warrants or convertible instruments) that include down round features. Part I of this ASU relates to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share, while in Part II does not have an accounting effect. This update is effective for public business entities for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018, early adoption is permitted for Part 1. The Company is in the process of evaluating the impact of this accounting standard update on our condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company is evaluating the effect that this guidance will have on our condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the standard commencing January 1, 2018. The impact of the adoption was immaterial to our condensed consolidated financial statements.

NOTE 3 FAIR VALUE MEASUREMENT

The Company’s financial instruments primarily include cash, warrant liabilities and accounts payable. Due to the short-term nature of cash, cash equivalent, restricted cash and accounts payable the carrying amounts of these assets and liabilities approximate their fair value. Warrant liabilities are recorded at fair value at each period end. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

SEPTEMBER 30, 2018

(Unaudited)

NOTE 3 FAIR VALE MEASUREMENT (continued)

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The Company accounted for the warrants issued to accredited shareholders included, among others, down round protective provisions as a non-current liability according to provisions of ASC 815. The Company will measure the warrants at fair value in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company’s statement of comprehensive income (loss) as financial income or expense, as appropriate. Under ASC 820, the warrants are classified as Level 3 and marketable securities invested in mutual funds are classified as Level 1: There has been no transfer between any levels during the period.

As of September 30, 2018, and March 31, 2018, financial assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations:

	As of September 30, 2018					As of March 31, 2018
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Assets:
Marketable securities					Marketable securities
Mutual funds	$3,937	$0	$0	$3,937	Mutual funds	$7,698	$0	$0	$7,698
Short-term bond fund	612	0	0	612	Short-term bond fund	606	0		606
	$4,549	$0	$0	$4,549	Total	$8,304	$0	$0	$8,304

	As of September 30, 2018					As of March 31, 2018
	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities	$0	$0	$9,029	$9,029	Warrant liabilities	$0	$0	$5,678	$5,678

The Company used the Black-Scholes option pricing model to value the warrant liabilities with the following assumptions to estimate the fair value as of September 30, 2018 and March 31, 2018 as follows:

	September 30, 2018	March 31, 2018
	(Unaudited)
Risk-free interest rate	2.93%-2.94%	2.49%-2.51%
Expected volatility	81.23%	84.54%
Expected life (in years)	3.29 - 3.50	3.79 - 4.00
Dividend yield	0%	0%

Fair value per warrant liability	$ 2.46 - 2.53	$ 1.55 - 1.59

The changes in Level 3 fair value measurements associated with the warrant liabilities at fair value on a recurring basis as of September 30, 2018 is as follows:

	Number of warrants	Fair value of liability related to warrants

Balance as of April 1, 2018	3,635,270	$5,678
Change in fair value of warrant liabilities	-	3,351

Balance as of September 30, 2018	3,635,270	$9,029

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

SEPTEMBER 30, 2018

(Unaudited)

NOTE 4 SHAREHOLDER’S EQUITY (DEFICIT)

On February 16, 2018, the Company entered into a Securities Purchase Agreement with several accredited shareholders. The Company issued warrants to purchase 4,599,604 shares of its common stock, par value $0.0001 per share at a purchase price of $0.01 per underlying warrant share. The warrants are comprised of an aggregate of (i) 2,299,802 Tranche A Warrants to purchase shares of common stock at an exercise price of $4.25 per share exercisable within three days from the issue date of the Tranche A Warrants and (ii) an equal number of Tranche B Warrants to purchase shares of common stock at an exercise price of $4.25 per share for the Tranche B Warrant, exercisable within three years from the issue date of the warrants. In connection with the February 2018, stock offering, the Company’s Board of Directors approved the issuance of warrants to purchase common stock with an exercise price of $4.25 per share. Immediately following the closing, all the shareholders in this offering exercised the full amount of their Tranche A Warrants resulting in net proceed of $8,734, which includes offering costs of $1,086

In February, the Board of Directors repriced outstanding options to purchase common stock issued in 2017 to $4.25 per share. The Company accounted for the change in option exercise price as a modification pursuant to ASC 718. Accordingly, additional stock-based compensation of $59 was recorded based upon the fair value of the modified award in excess of the fair value of the original award measured immediately before its terms have been modified based on current circumstances and is recognized as a stock-based compensation expense over the remaining vesting period.

On August 10, 2018, the Company entered into a $20,000 Purchase Agreement (commonly known as At The Market Offering, or ATM) with LPC. Pursuant to the terms of the Purchase Agreement, the Company may sell and issue LPC and LPC is obligated to purchase up to $20,000 in value of shares of common stock from time to time over three years. The Company also entered into a registration rights agreement with whereby the Company agreed to file a registration statement with the SEC and the shares of the Company’s common stock that may be issued to LPC under the terms of the Purchase Agreement. The Company may direct LPC, at its sole discretion, and subject to certain conditions, to purchase up to 10,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that LPC cannot make any single purchase that exceeds $750. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement. The Company filed a registration statement with the SEC and it was accepted on October 12, 2018.

Following the execution of the Purchase Agreement on August 10, 2018, the Company issued and sold to LPC 117,000 shares of common stock at $4.50 per shares for gross proceeds of $527 and incurred offering costs in excess of the amount raised of $546, which was charged to additional paid in capital and was a onetime occurrence. The Company is not obligated to have any future sales with LPC under the Purchase Agreement. On October 28, 2018, the Company sold 10,000 shares from the Purchase Agreement. There are $19,428 in value of shares available under the Purchase Agreement with LPC based upon certain trading limitations over the remaining term of the agreement as of the date of these financial statements are issue, see Note 9.

Issuance of restricted shares

On January 13, 2017, the Company issued 492,624 restricted shares to a director of the Company, of which 246,312 were to vest on the six-month anniversary of the grant date and the remaining vest on the 18-month anniversary of the grant date. During the three months ended June 30, 2017, 246,312 (50%) of the restricted shares were cancelled. For the six months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expenses of $0 and $844, respectively due to the cancellation of such shares. There was no stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively.

Stock option plan

The Company has an amended and restated Incentive Option Plan (the “2013 Plan”), that grants options, restricted stock units and restricted shares to officers, directors, employees, and non-employees for shares of the Company’s stock. The options vesting terms are generally between two to four years and expire up to ten years after the grant date. Certain options will be accelerated upon fulfillment of certain conditions. On August 2, 2018, the Board of Directors authorized the increase of an additional 1,033,324 shares to a total of 1,500,000 shares for issuance under the 2013 Plan.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

SEPTEMBER 30, 2018

(Unaudited)

NOTE 4 SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

As of September 30, 2018, 105,028 options are available for future grants.

A summary of the Company’s options for the six months ended September 30, 2018 is as follows:

	Number Of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life

Options outstanding as of April 1, 2018	510,904	$4.32	8.96
Granted	927,000	4.25
Exercised	(9,601)	4.25
Forfeited	(33,333)	4.25

Options outstanding as of September 30, 2018	1,394,970	$4.29	8.8
Options exercisable as of September 30, 2018	444,136	$4.29	8.5

As of September 30, 2018, the aggregate intrinsic value of outstanding and exercisable options was and $132 and $27, respectively . The aggregate intrinsic value of options exercised during the period was $40. As of September 30, 2018, the Company has unrecognized stock-based compensation expense of approximately $2,168 related to unvested stock options over the weighted average remaining service period of 2.3 years. The weighted average fair value of options granted during the six months ends ended September 30, 2018 and 2017 was approximately $2.72 per share and $1.76 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumption:

September 30, 2018

Risk-free interest rate	2.54%-3.05%
Expected volatility	80.68% - 81.23%
Expected term (in years)	5.0 - 9.9
Dividend yield	0%

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

SEPTEMBER 30, 2018

(Unaudited)

NOTE 4 SHAREHOLDER’S (DEFICIT) EQUITY (continued)

Stock-based compensation

The following summarizes the components of stock-based compensation expense which includes common stock, stock options, warrants and restricted stock in the condensed consolidated statements of comprehensive income (loss) for the six and three months ended September 30, 2018 and 2017, respectively:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Research and development	$96	$73	$27	$76
General and administrative	826	2,213	815	389

Total stock-based compensation expense	$922	$2,286	$842	$465

Warrants

On September 7, 2016, AIT entered into an Option Agreement (the “Option Agreement”) with a third party whereby AIT acquired the Option to purchase certain intellectual property assets and rights (the “Option”) for $25. AIT exercised the Option in January 2017 and paid an exercise price of $500 and, on January 13, 2017 AIT issued to the third party a warrant (the “Third Party Warrant”) to purchase up to 178,570 ordinary shares of AIT at an exercise price of $4.80 per share for each share of common stock. This warrant was exchanged for a warrant to acquire the same number of shares of the common stock of the Company upon consummation of the merger. On May 10, 2018, the Company issued to the third-party additional warrants to purchase up to 29,763 ordinary shares of the Company at an exercise price of $4.80 per share for each share. The warrant expires in September 2023. For the six months ended September 2018 and 2017, the Company recorded stock-based compensation expense of $56 and $0 to research and development expenses, respectively and is included in the table above. There was no stock stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively, see Note 7, commitments and contingencies.

NOTE 5 FINANCIAL EXPENSE, NET

A summary of the financial income, for the six and three month ended September 30, 2018 and 2017, respectively is as following:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Financial expenses, net:
Bank fees and other	$9	$6	$3	$4
Dividend income	(64)	-	(29)	-
Foreign currency loss (gain)	(1)	(34)	2	4
Change in fair value of warrant liabilities	3,351	4,933	2,074	5,084

Total	$3,295	$4,905	$2,050	$5,092

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

SEPTEMBER 30, 2018

(Unaudited)

NOTE 6 BASIC AND DILUTED NET LOSS PER COMMON SHARE

The computation of net loss per common share, basic and diluted, for the six and three months ended September 30, 2018 is as follows:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net loss attributable to holders of common stock	$7,464	$10,029	$4,463	$7,149
Weighted average number of common shares used in computing basic and diluted net loss per commons share	8,420,281	6,143,579	8,440,457	6,045,515
Net loss per share of common stock, basic and diluted	$0.89	$1.63	$0.53	$1.18

The following potentially dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Common stock warrants	6,143,405	85,474	6,143,405	85,474
Common stock options	1,394,972	548,721	1,394,972	548,721
Restricted shares	-	246,312	-	246,312
Total	7,538,377	880,507	7,538,377	880,507

NOTE 7 COMMITMENTS AND CONTINGENCIES

On October 22, 2013, AIT entered into a patent license agreement with a third party, pursuant to which AIT agreed to pay to the third party a non-refundable upfront fee of $150 and is obligated to pay 5% royalties of any licensed product revenues, but at least $50 per annum during the royalty period as defined in the agreement. As of September 30, 2018, AIT did not record any revenues and therefore no royalties were paid or accrued.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

SEPTEMBER 30, 2018

(Unaudited)

NOTE 7 COMMITMENTS AND CONTINGENCIES (continued)

On September 7, 2016, AIT entered into an Option Agreement (the “Option Agreement”) with a third party whereby AIT acquired the Option to purchase certain intellectual property assets and rights (the “Option”) for $25 AIT issued to the third party a warrant (the “Third Party Warrant”) to purchase up to 178,570 ordinary shares of AIT at an exercise price of $4.80 for each share. This warrant was exchanged for a warrant to acquire the same number of shares of the Company’s common stock upon consummation of the merger. On May 10, 2018, the Company issued to the third-party additional warrants to purchase up to 29,763 shares of the Company at an exercise price of $4.80 per share for each share of common stock. The warrant is exercisable, in whole or in part, until the seventh anniversary of the original issuance date of January 13, 2017. See warrants for the compensation expense recorded for this warrant issuance. Additionally, AIT is required to make certain one-time development and sales milestone payments to the third party, starting from the date on which AIT receives regulatory approval for the commercial sale of its first product candidate.

On January 31, 2018 the Company entered into an agreement (“Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to NO delivery systems (“Delivery System”). The Company agreed to pay NitricGen a total of $2,000 in several future payments depending on achieving certain milestones, as defined in the Agreement, and to pay NitricGen royalties on sales of the Delivery System . In addition, the Company agreed to grant to NitricGen warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $6.90 per share. As of September 30, 2018, the Company has not achieved any of these milestones.

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

Certain officer agreements contain a change of control provision for payment of severance arrangements.

In March and April, 2018, the Company entered into two new office lease agreements, which will expire on April 2021 and June 2023, respectively. Future minimum commitments for each of the fiscal years ending March 31, are as follows:

Year Ended March 31,	Operating Leases
2019	$40
2020	81
2021	83
2022	65
2023	65
2024	16

Total	$350

Rent expense for the three months ended September 30, 2018 and 2017 was $23 and $21, respectively. Rent expense for the six months ended September 30, 2018 and 2017 was $50 and $18, respectively. On June 30, 2017 the Company recorded a credit $18 associated with rent for the Israeli facility.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S DOLLARS IN THOUSANDS (except shares and per share amounts)

SEPTEMBER 30, 2018

(Unaudited)

NOTE 8: SUBSEQUENT EVENTS

On November 1, 2018, the Board of Directors (the “Board”) of AIT Therapeutics, Inc. (the “Company”) appointed Douglas Beck, CPA as Chief Financial Officer of the Company, effective November 1, 2018. Mr. Beck was also designated as the Company’s principal accounting officer and will succeed Stephen DiPalma as Chief Financial Officer and principal accounting officer. Mr. DiPalma has resigned from his interim position, effective November 1, 2018. His resignation is not the result of any disagreement with the Company. Mr. Beck was issued 85,000 options to purchase common stock at $4.25 per share. The options vest over four years and expires in ten years.

On October 28, 2018, the Company received gross proceeds of $46 from the sale of 10,000 shares of the Company’s common stock at $4.567 per share. LPC purchased the Company’s common stock pursuant per the terms of the Purchase Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date such statements are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements, except as required by applicable law. Please see Item 1A “Risk Factors” contained in our most recently filed Transitional Report on Form 10-KT, as updated by our subsequently filed Quarterly Reports on Forms 10-Q, for important factors that could cause actual results to differ materially from those in the forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are an emerging medical device company developing a nitric oxide (NO) delivery system, or the AIT NO Delivery System, that is capable of generating NO from ambient air. The AIT NO Delivery System can generate up to 400 parts per million (“ppm”) for delivery to a patient’s lung. The AIT NO Delivery System can deliver NO either continuously or for a fixed amount of time and has the ability to either titrate dose on demand or maintain a constant dose. We believe that there is a high unmet medical need for patients suffering from certain severe lung infections for which our system can be used. Our current product candidates, if approved, will be marketed as medical devices and will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA.

In contrast to approved NO delivery systems, our novel AIT NO Delivery System is designed to deliver not only low concentrations of NO, but also high concentrations of NO to the lungs, which we believe has the potential to eliminate microbial infections, including bacteria, fungi and viruses. Current FDA approved NO delivery systems are approved for persistent pulmonary hypertension of the newborn, or PPHN, which requires a NO concentration of 20 ppm and is not intended to treat microbial infections. The body produces NO naturally as an innate immunity mechanism. Based on our clinical studies, we believe that 160 ppm NO is the minimum therapeutic dose to achieve the desired pulmonary effect NO in those with microbial lung infections. To date, the FDA has not approved any NO formulation and/or delivery system for the delivery of 160 ppm or higher to the lungs.

Our first proposed indication is for PPHN in the United States. Our System differs from current approved NO delivery systems in the US and globally in that our System does not require hazardous cylinders containing nitrogen and nitric oxide gases. Our System generates NO from ambient air. We believe this is a major transformative change that will benefit patients, caregivers and hospitals. We anticipate our pre-market approval (PMA) submission to the FDA to take place in the first quarter of 2020.

We were incorporated in Delaware on April 24, 2015 under the name “KokiCare, Inc.” and operated as a healthcare software company prior to the Merger (as defined below). Concurrent with the closing of the Merger, we abandoned our pre-Merger business plan in the healthcare software industry and we are now solely pursuing our business in the medical device industry.

To date, we have not generated revenue from the sale of any product, and we do not expect to generate revenue unless and until we obtain marketing approval of, and commercialize, our product candidates. As of September 30, 2018, we had an accumulated deficit of $38,033. Our financing activities are described below under “Liquidity and Capital Resources.”

Critical Accounting Policies

The accounting policies followed in the preparation of our condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q are consistent in all material respects with those included in Note 2 of our Annual Report on the Form 10-KT for the three-month ended March 31, 2018 and for the year ended December 31, 2017. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated Balance Sheet as of March 31, 2018 has been derived from the audited consolidated financial statements included in our Transitional Report on Form 10-KT for the three months March 31, 2018 and for the year then ended December 31, 2017, respectively. The condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Transitional Report on Form 10-KT for the three months ended March 31, 2018 and for year ended December 31, 2017, respectively, which was filed with the United States Securities and Exchange Commission, (“SEC”), on June 15, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Results of Operations

Comparison of the six and three months ended September 30, 2018 as compared to the six and three months ended September 30, 2017, respectively.

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited) (In Thousands)		(Unaudited) (In Thousands)
Research and development	$1,711	$1,784	$648	$1,193
General and administrative	2,458	3,340	1,765	864
Operating loss	4,169	5,124	2,413	2,057
Financial (income), net	(56)	(269)	(23)	(336)
Fair value of warrant liabilities	3,351	5,411	2,073	5,428
Net loss	$7,464	$10,029	$4,463	$7,149

Research and development expenses

The following is a summary of research and development expenses for the six and three months ended September 30, 2018 and 2017, respectively.

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited) (In Thousands)		(Unaudited) (In Thousands)
Costs to third-party related to conducting clinical and preclinical trials, manufacturing and other research and development subcontractors	$1,213	$1,308	$513	$871
Salaries and related personnel	181	222	61	111
Stock-based compensation	96	73	27	76
Other	221	181	47	135
Total	$1,711	$1,784	$648	$1,193

For the six months ended September 30, 2018 and 2017, we incurred research and development expenses of $1,711 thousand and $1,784 thousand, respectively. The decrease of $73 was primarily due to reduction in costs of $135 thousand related to clinical trials, salaries, subcontractors, consultants, manufacturing of our delivery system by a third-party contract manufacturer offset by an increase of $62 thousand for increase in warrants, stock-based compensation, and other expenses.

For the three months ended September 30, 2018 and 2017, we incurred research and development expenses of $648 thousand and $1,193 thousand, respectively. The decrease of $545 thousand related to clinical trials, salaries, subcontractors, consultants, manufacturing of our delivery system by a third-party contract manufacturer, warrants, stock-based compensation, and other expenses.

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

For the six months ended September 30, 2018 and 2017, we incurred general and administrative expenses of $2,458 thousand and $3,340 thousand, respectively. The decrease of $882 thousand for the six months ended September 30, 2018 as compared to the six months ended September 30, 2017 resulted primarily from a decrease of approximately $1,387 thousand in stock-based compensation expense (non-cash), primarily from the issuance of restricted shares to board members and a service provider which were fully vested prior to the six months ended September 30, 2018.

For the three months ended September 30, 2018 and 2017, we incurred general and administrative expenses of $1,765 thousand and $864 thousand, respectively. The increase of $901 thousand for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 resulted primarily from an increase in stock-based compensation (non-cash) of $426 thousand.

Financial Expense, Net

Financial expense, net consists of the change in fair value of the warrant liabilities, gain or loss on foreign currency transactions and other financial expenses. The warrant liabilities are primarily affected by the Company’s stock price. Generally, when the Company’s stock price is rising at the end of a reporting period, a non-cash expense is recorded and when the stock price is decreasing, a non-cash gain is recorded. For more information, refer to our condensed consolidated financial statements as of September 30, 2018 contained herein.

For the six months ended September 30, 2018 the non-cash decrease in the change in the fair value of the warrant liabilities were $3,351 thousand compared to $5,411 thousand for the six months ended September 30, 2017, respectively. The decrease was $2,060 thousand. As of September, 30, 2018 and 2017, there are 3,365,270 warrants to purchase common stock and had a provision for down round protection. The warrants expire in three years from the issuance date.

For the three six months ended September 30, 2018 the non-cash decrease in the change in the fair value of the warrant liabilities was $2,073 thousand compared to $5,428 thousand for the three months ended September 30, 2017, respectively. The decrease was $3,355 thousand.

Net Loss

The net loss for the three and six months ended September 30, 2018, was $7,464 thousand and $4,463 thousand respectively, as compared net loss for the three and six months ended September 30, 2017 was $10,029 and $7,149 thousand respectively, a decrease of $2,565 and $2,686 thousand, respectively due to the stage of development at such time, including non-cash charges from warrant labilities and stock compensation more fully described above.

Cash Flows

Below is a summary of the Company’s cash flows activities for the six months ended September 30, 2018 and 2017:

	Six Months Ended
	September 30,
	2018	2017
	(Unaudited) (In Thousands)
Net cash provided by (used in):
Operating activities	$(4,108)	$(3,101)
Investing activities	3,721	(2,083)
Financing activities	(19)	(205)
Net decrease in cash and cash equivalents and restricted cash	$(406)	$(5,389)

Operating Activities

Net cash used from operating activities was primarily to support operations and continued research and development. The reduction is cash flows from operating activities was driven by a reduction in stock-based compensation expenses and changes in fair value of warrant liabilities, both non-cash related expenses.

Investing Activities

For the six months ended September 30, 2018 net cash provided by investing activities was $3,721 thousand and for the six months ended September 30, 2017 net cash used in investing activities was $2,083 thousand. The primary source of cash for the six months ended September 30, 2018 was primarily from the proceeds of $3,816 thousand from the sales of marketable securities. The use of cash for the six months ended September 30, 2017 was from the purchase of $2,000 thousand from marketable securities.

Financing Activities

Net cash used in financing activities for the six months ended September 30, 2018 and 2017, was $19 thousand and $205 thousand, respectively. The use of cash for the six months ended September 30, 2017 was for the repayment of related party loans including interest and a bank loan.

Liquidity and Capital Resources

Overview

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products in the next several years. Since our inception through September 30, 2018, we have funded our operations principally through the issuance of our equity securities, loans from related parties and convertible promissory notes. We have devoted substantially all of our efforts to business planning and research and development. For the six months ended September 30, 2018, we have incurred a net loss of 7,464 thousand and had negative cash flow from operations of $4,108 in thousand. As of September 30, 2018, we have an accumulated deficit of $38,033 thousand, and cash, cash equivalents, and marketable securities of $4,865, thousand. In August 2018, we closed on a $20,000 in thousand Purchase Agreement and Registration Agreement whereby we can sell $20,000 thousand in value of shares of our common stock, at the Company’s discretion, over a three-year term, subject to minimum and maximum volume limitations. On October 28, 2018, the Company received gross proceeds of $46 thousand from the sale of 10,000 shares of the Company’s common stock at $4.567 per share. LPC purchased the Company’s common stock pursuant per the terms of the Purchase Agreement.

Our ability to continue to operate is dependent upon raising additional funds to finance our activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. These conditions among others raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s ability to continue to operate is dependent upon raising additional funds to finance its activities. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products

We have based these assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our NO delivery system, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Management’s Report on Internal Control Over Financial Reporting

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

Based on this assessment, our management concluded that, as of September 30, 2018, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 to our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Transitional Report on Form 10-KT for the three months March 31, 2018 and for the year ended December 31, 2017, respectively, filed with the SEC on June 15, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously disclosed in a Current Report on Form 8-K, the Company did not issue any unregistered securities in the quarter ended September 30, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

ITEM 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b) (31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b) (31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b) (32) of Regulation S-K

32.2**	Certification of Chief Financial Officer pursuant to Item 601(b) (32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIT THERAPEUTICS, INC.

/s/ Steve Lisi
Date: November 14, 2018	Steve Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Beck
Date: November 14, 2018	Douglas Beck
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K

31.2*	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K

32.1**	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K

32.2**	Certification of Chief Financial Officer pursuant to Item 601(b) (32) of Regulation S-K

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

