Form 10-Q
period 2018-12-31
AIT Therapeutics, Inc.
filed 2019-02-14
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 14, 2019, there were 8,598,657 shares of common stock, par value $0.0001 per share, outstanding.

AIT THERAPEUTICS, INC.

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED DECEMBER 31, 2018

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AIT THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2018	March 31, 2018
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$479,700	$732,542
Restricted cash	15,912	5,692
Marketable securities	2,573,605	8,304,392
Other current assets and prepaid expenses	85,710	59,249
Total current assets	3,154,927	9,101,875
Licensing right to use technology	495,000	-
Property and equipment, net	259,221	253,184
TOTAL ASSETS	$3,909,148	$9,355,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payables	$833,732	$842,039
Accrued expenses	324,599	1,290,886
Options to be issued to NitricGen	295,000	-
Total current liabilities	1,453,331	2,132,925
Liabilities related to warrants	-	5,677,934
Long-term liabilities	1,453,331	7,810,859
Commitments and contingencies

Shareholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 8,533,657 and 8,397,056 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	853	840
Treasury stock	(25,000)	(25,000)
Additional paid-in capital	40,056,458	32,141,110
Accumulated deficit	(37,586,650)	(30,569,764)
Accumulated other comprehensive income (loss)	10,156	(2,986)
Total shareholders’ equity	2,455,817	1,544,200
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,909,148	$9,355,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIT THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017

Operating expenses
Research and development	$586,696	$1,211,596	$2,299,267	$2,929,678
General and administrative	1,817,543	1,166,435	4,272,799	4,578,007

Operating loss	(2,404,239)	(2,378,031)	(6,572,066)	(7,507,685)

Other income (loss)
Change in fair value of warrant liabilities	3,351,232	647,789	-	(4,287,737)
Dividend income	13,737	-	74,723	-
Foreign exchange gain (loss)	(1,246)	(1,098)	(288)	28,043
Other expense	(1,903)	(2,242)	(2,897)	3,837
Total other income (loss)	3,361,820	644,449	71,538	(4,255,857)

Net income (loss)	$957,581	$(1,733,582)	$(6,500,528)	$(11,763,542)

Unrealized gain on marketable securities	4,365	-	13,142	-

Total comprehensive income (loss)	$961,946	$(1,733,582)	$(6,487,386)	$(11,763,542)

Net income (loss) per share - basic	$0.11	$(0.28)	$(0.77)	$(1.92)

Net income (loss) per share – diluted	$0.11	$(0.28)	$(0.77)	$(1.92)
Weighted average number of common shares outstanding - basic	8,530,580	6,097,254	8,466,243	6,127,225

Weighted average number of common shares outstanding - diluted	8,554,320	6,097,254	8,466,243	6,127,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIT THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 (UNAUDITIED)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Income (loss)	Equity
Balance as of April 1, 2018	8,397,056	$840	$(25,000)	$32,141,110	$(30,569,764)	$(2,986)	$1,544,200
Adjustment due to the adoption of ASU- 2017-11 (1)				6,194,292	(516,358)		5,677,934
Issuance of common stock to Lincoln Park Financial Corporation pursuant to Stock Purchase Agreement, net of offering costs	127,000	12	-	27,158	-	-	27,170
Issuance of common stock upon exercise of options	9,601	1	-	(1)	-	-	-
Stock-based compensation	-	-	-	1,693,899	-	-	1,693,899
Change in unrealized gains available-for-sale marketable securities	-	-	-	-	-	13,142	13,142
Net loss	-	-	-	-	(6,500,528)		(6,500,528)
Balance as of December 31, 2018	8,533,657	$853	$(25,000)	$40,056,458	$(37,586,650)	$10,156	$2,455,817

(1)

The Company elected to adopt Accounting Standards Update 2017-11 retrospective to outstanding financial instruments with down round feature by means of cumulative-effect adjustment to the beginning additional paid-in capital of $6,194,292 and accumulated deficit of $(516,358) as of April 1, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIT THERAPEUTICS, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended December 31,
	2018	2017

Cash flows from operating activities
Net loss	$(6,500,528)	$(11,763,542)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	46,222	31,932
Stock-based compensation	1,693,899	2,508,909
Imputed interest on loans due to former owners	1,466	2,933
Change in fair value of warrant liabilities		4,287,737
Unrealized gain on marketable securities	13,142	-
Changes in:
Other current assets and prepaid expenses	(26,460)	67,738
Accounts payable	(7,770)	121,504
Accrued expenses	(968,286)	(163,857)
Net cash used in operating activities	(5,748,315)	(4,906,646)

Cash flows from investing activities
Licensing right to use technology	(200,000)	-
Investment in marketable securities	-	(603,857)
Proceeds from redemption of marketable securities	5,730,782	-
Purchase of property and equipment	(52,259)	(219,255)
Net cash provided by (used in) investing activities	5,478,523	(823,112)

Cash flows from financing activities
Issuance of common stock, net of offering cost	27,170	-
Payment of loan and interest to former owners	-	(176,805)
Payment of line of credit	-	(28,000)
Exercise of options	-	1,005
Net cash provided by (used in) financing activities	27,170	(203,800)

Decrease in cash, cash equivalents and restricted cash	(242,622)	(5,933,558)
Cash, cash equivalents and restricted cash at beginning of period	738,234	7,140,904
Cash, cash equivalents and restricted cash at end of period	$495,612	$1,207,346

Supplemental disclosure of non-cash investing activities:

Fair market value of options to be issued to NitricGen for the licensing right to use technology	$295,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Prior to Consummation of the Merger

The Company received a $320,000 cash purchase price from AIT and used the cash to (i) pay off all the liabilities of the Company as of the closing of the merger, (ii) issue a cash dividend of $2.50 per share to its stockholders immediately prior to the closing of the merger, and (iii) acquire 90,000 shares of its common stock, par value $0.0001 per share from the company’s prior sole officer and director, for $25,000.

KokiCare Inc. adopted its amended and restated certificate of incorporation to (i) change its name from KokiCare Inc. to AIT Therapeutics Inc., (ii) increase its capitalization to provide for the issuance of up to 100,000,000 shares of its common stock and up to 10,000,000 shares of Preferred Stock, par value $0.0001 per share; and (iii) effect a one-for-100 reverse stock split of the common stock. In connection with the closing of the merger, all outstanding ordinary shares, warrants and options of AIT were converted into the rights to receive equivalent shares of AITT’s common stock, options and warrants at a ratio of 1:1.

Reverse Merger

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

The Merger was accounted for as a reverse recapitalization which is outside the scope of Accounting Standards Codification “ASC” 805, “Business Combinations”. Under reverse capitalization accounting, AIT is considered the acquirer for accounting and financial reporting purposes and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. These condensed consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of AIT since inception.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 1 ORGANIZATION AND BUSINESS (continued)

Liquidity

As shown in the accompanying financial statements, the Company incurred negative operating cash flows of $5,748,315 for the nine months ended December 31, 2018 and accumulated losses of $37,586,650 since inception through December 31, 2018. The Company has cash equivalent and marketable securities of $3,069,217 as of December 31, 2018. The Company estimates that it has enough cash to operate its business through March 31, 2020.

The Company will need to raise additional funds in order to continue our clinical trials. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs. The Company’s future capital needs and the adequacy of its available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our medical devices in development. Management plans to raise additional funds through sale of equity or debt securities or through strategic collaboration and/or licensing agreements, to fund operations until the Company is able to generate enough revenues to cover operating costs. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. In addition, the Company may never be able to generate sufficient revenue if any from its potential medical devices. On August 10, 2018, the Company entered into a $20 million stock purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), providing for the issuance of up to $20 million of the Company’s common stock over 36 months at the Company’s discretion, see Note 5. On January 23, 2019, the Company entered into an agreement for the commercial rights to conditions treated with < 80 ppm of nitric oxide in the hospital setting with Circassia Pharmaceuticals plc in the United States and China, see Note 10.

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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated Balance Sheet as of March 31, 2018 has been derived from the audited consolidated financial statements included in our Transitional Report on Form 10-KT for the three months ended March 31, 2018 and for the year then ended December 31, 2017, respectively. The condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements and the related notes thereto included in the Transitional Report on Form 10-KT for the three months ended March 31, 2018 and for year ended December 31, 2017, respectively, which was filed with the United States Securities and Exchange Commission, (“SEC”), on June 15, 2018.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of AIT since inception. All intercompany balances and transactions have been eliminated in the accompanying condensed financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The Company’s significant estimates are warrant liabilities valuation, valuation of option liability, and valuation of deferred taxes.

Cash and Cash Equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and marketable securities. Cash and cash equivalents are invested in major banks in Israel and U.S. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. At times, such amounts may exceed federally insured limits.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Restricted Cash

Restricted cash accounts are invested in bank deposit. These deposits serve as collateral for the Company’s vehicle lease.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development expenses are charged to the statement of comprehensive loss as incurred. Research and development expenses include salaries, costs incurred by outside laboratories, manufacturer’s, consultants, accredited facilities in connection with clinical trials and preclinical studies and stock based-compensation.

Foreign Exchange Transactions

AIT’s operations are in Israel and AITT’s operations are in the United States. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. dollar. The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to U.S. dollars in accordance with the Accounting Standards Board (ASC) 830, “Foreign Currency Matter”.

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

Investment in Marketable Securities

Investments in marketable securities classified available for sale are carried at fair value with the changes in unrealized gains and losses recognized in the Company’s results of operations as other comprehensive income (loss) at each measurement date. Realized gains and (loss) from the sale of marketable securities are recognized in the statement of comprehensive loss using the specific identification method on a trade date basis.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the assets as follows:

Computers equipment	Three years
Furniture and fixtures	Seven years
Clinical and medical equipment	Fifteen years
Leasehold improvements	Shorter of term of lease or estimated useful life of the asset

Licensing right to use technology

Licensing right to use technology is an intangible asset resulting from the NitricGen transaction. The intangible asset was valued based upon the fair value of the options owed to NitricGen and the cash paid for this transaction. Intangible assets are considered to have an indefinite life until the completion or abandonment of the associated research and development project.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of December 31, 2018, and March 31, 2018, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act reduces the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, which the Company expects will positively impact its future effective tax rate and after-tax earnings in the United States. The Company recognized a decrease related to its federal deferred tax assets and deferred tax liabilities, before the valuation allowance. Because a change in the valuation allowance completely offsets the change in deferred taxes, there was no impact on the condensed consolidated financial statements related to the rate change.

The Company files a U.S. Federal, various state, and International income tax returns. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances. Such adjustment is reflected in the tax provision when appropriate. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of comprehensive loss. The Company has recorded a liability in accrued expenses of $154,300 for an uncertain tax position as of December 31, 2018 and March 31, 2018, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options, warrants, restricted stock and stock-based compensation awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Issued and Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) FASB released Accounting Standards Update “ASU” 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this ASU should be applied prospectively and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. No disclosures are required at transition. The Company adopted this standard during the third quarter December 31, 2018 and this standard did not have a material impact on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The Company adopted the standard commencing April 1, 2018. The impact of the adoption had no effect to the Company’s condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features. II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU affects all entities that issue financial instruments (for example, warrants or convertible instruments) that include down round features. Part I of this ASU relates to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share, while in Part II does not have an accounting effect. The Company elected to adopt Accounting Standards Update 2017-11during the third quarter of 2018, retrospective to outstanding financial instruments with down round feature by means of cumulative-effect adjustment by increasing beginning additional paid-in capital by $6,194,292 and decreasing accumulated deficit by $516,358 as of April 1, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the standard commencing January 1, 2018. The impact of the adoption was immaterial to the Company’s condensed consolidated financial statements.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued and not Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is evaluating the effect that this guidance will have on the Company’s condensed consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective for fiscal years beginning after December 15, 2018 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company is evaluating of evaluating the impact of this accounting standard update on the Company’s condensed consolidated financial statements.

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

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for the Company’s interim and annual reporting periods beginning with the Company’s fiscal year ended March 31, 2021, and early adoption is permitted. The Company is evaluating the impact of this accounting standard update on the Company’s condensed consolidated financial statements.

NOTE 3 FAIR VALUE MEASUREMENT

The Company’s financial instruments primarily include cash, cash equivalents, restricted cash, marketable securities and accounts payable. Due to the short-term nature of cash, cash equivalent, restricted cash, marketable securities and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 3 FAIR VALUE MEASUREMENT (continued)

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

The Company accounted for the warrants issued to accredited shareholders included, among others, down round protective provisions as a non-current liability according to provisions of ASC 815. The Company had measured the warrants at fair value in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company’s statement of comprehensive loss. Under ASC 820, the warrants and option liability are classified as Level 3 and cash, cash equivalents, restricted cash and marketable securities invested in mutual funds are classified as Level 1. There has been no transfer between any levels during the period. During the third quarter of 2018, the Company adopted ASU 2017-11 retrospectively to outstanding financial instruments with a down round feature by means of cumulative-effect adjustment. The balance as of April 1, 2018 for additional paid-in capital was increased by $6,194,292 and accumulated deficit was decreased by $516,358.

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$732,542	$-	$-	$732,542
Restricted cash	5,692	-	-	5,692
Marketable securities -	-	-	-	-
Mutual funds	8,304,392	-	-	8,304,392

	$9,042,626	$-	$-	$9,042,626

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Liabilities related to warrants	$-	$-	$5,677,934	$5,677,934

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$479,700	$-	$-	$479,700
Restricted cash	15,912	-	-	15,912
Marketable securities -	-	-	-	-
Mutual funds	2,573,605	-	-	2,573,605

	$3,069,217	$-	$-	$3,069,217

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Liabilities related to warrants	$-	$-	$-	$-
Options to be issued to NitricGen	-	-	295,000	295,000
	$-	$-	$295,000	$295,000

The following is a summary of the warrant and option liabilities from March 31, 2018 to December 31, 2018.

Balance, March 31, 2018	$5,677,934
Fair market value of options to be issued to NitricGen	295,000
Reclassification of warrant liabilities to stockholders’ equity upon adoption of ASU-2017-11	(5,677,934)
Balance, December 31, 2018	$295,000

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2018 and March 31, 2018, respectively:

	As of	As of
	December 31, 2018	March 31, 2018

Clinical and medical equipment	$357,795	$357,795
Computer equipment	40,283	28,727
Furniture and fixtures	39,747	1,889
Leasehold improvements	5,336	2,491
	443,161	390,902
Accumulated depreciation and amortization	(183,940)	(137,718)
	$259,221	$253,184

Depreciation and amortization expense for the three months ended December 31, 2018 and 2017 was $15,638 and $14,487, respectively. Depreciation and amortization expense for the nine months ended December 31, 2018 and 2017 was $46,222 and $31,932, respectively.

NOTE 5 SHAREHOLDER’S EQUITY

On February 16, 2018, the Company entered into a Securities Purchase Agreement with several accredited shareholders. The Company issued warrants to purchase 4,599,604 shares of its common stock, par value $0.0001 per share at a purchase price of $0.01 per underlying warrant share. The warrants are comprised of an aggregate of (i) 2,299,802 Tranche A Warrants to purchase shares of common stock at an exercise price of $4.25 per share exercisable within three days from the issue date of the Tranche A Warrants and (ii) an equal amount of Tranche B Warrants to purchase shares of common stock at an exercise price of $4.25 per share for the Tranche B Warrant, exercisable within three years from the issue date of the warrants. In connection with the February 2018 stock offering, the Company’s Board of Directors approved the issuance of warrants to purchase common stock with an exercise price of $4.25 per share. Immediately following the closing, all the shareholders in this offering exercised the full amount of their Tranche A Warrants resulting in net proceeds of $8,734,320.

In February 2018, the Board of Directors repriced outstanding options to purchase common stock issued in 2017 to $4.25 per share. The Company accounted for the change in option exercise price as a modification pursuant to ASC 718. Accordingly, additional stock-based compensation of $59,507 was recorded over the remaining vesting period based upon the incremental fair value of the modified award and the fair value of the original award on the modification date.

On August 10, 2018, the Company entered into a $20 million Stock Purchase Agreement (commonly known as At The Market Offering, or ATM) with LPC. Pursuant to the terms of the Stock Purchase Agreement, the Company may sell and issue LPC and LPC is obligated to purchase up to $20 million in value of shares of common stock from time to time over three years. The Company also entered into a registration rights agreement with LPC whereby the Company agreed to file a registration statement with the SEC and the shares of the Company’s common stock that may be issued to LPC under the terms of the Stock Purchase Agreement. The Company may direct LPC, at its sole discretion, and subject to certain conditions, to purchase up to 10,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that LPC cannot make any single purchase that exceeds $750,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Stock Purchase Agreement. The Company filed a registration statement with the SEC and it was accepted on October 12, 2018.

From the execution of the Stock Purchase Agreement on August 10, 2018 to December 31, 2018, the Company issued and sold to LPC 127,000 shares of common stock at an average price of $4.51 per shares for net proceeds of $27,170 and incurred offering costs of $545,000 that was charged to additional paid in capital. On January 17, 2019 through January 23, 2019, the Company issued and sold to LPC 65,000 shares of common stock for proceeds of $279,265 at an average price of $4.30 per share. There is $19,148,565 remaining on the Stock Purchase Agreement.

Issuance of Restricted Shares

In January 2017, the Company issued 492,624 restricted shares to a director of the Company which 246,312 vested in July 2017. The unvested 246,312 restricted shares were cancelled in June 2017 and the Company recorded stock-based compensation expenses related to these restricted shares for the nine months ended December 31, 2018 and 2017 of $0 and $2,063,791. There was no stock-based compensation expense for the three months ended December 31, 2018 and 2017, respectively.

Stock Option Plan

The Company has an amended and restated Incentive Option Plan (the “2013 Plan”), that grants options, restricted stock units and restricted shares to officers, directors, employees, and non-employees for shares of the Company’s stock. The options vesting terms are generally between two to four years and expire up to ten years after the grant date. Certain options will be accelerated upon fulfillment of certain conditions. On August 2, 2018, the Board of Directors authorized the increase of an additional 1,033,324 shares to a total of 1,500,000 shares for issuance under the 2013 Plan. On December 26, 2018, the Board of Directors authorized the increase of an additional 600,000 shares to a total of 2,100,000 shares for issuance under the 2013 Plan. As of December 31, 2018, 188,527 options are available for future grants.

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 5 SHAREHOLDERS’ EQUITY (continued)

A summary of the Company’s options for the nine months ended December 31, 2018 is as follows:

	Number Of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life

Options outstanding as of April 1, 2018	510,904	$4.32	9.0
Granted	1,381,000	4.25
Exercised	(9,601)	4.25
Forfeited	(33,333)	4.25

Options outstanding as of December 31, 2018	1,848,970	$4.29	8.9
Options exercisable as of December 31, 2018	761,896	$4.29	8.6

As of December 31, 2018, the aggregate intrinsic value of outstanding and exercisable options was and $623,900 and $343,800, respectively. The aggregate intrinsic value of options exercised during the period was $27,300. As of December 31, 2018, the Company has unrecognized stock-based compensation expense of approximately $1,434,100 related to unvested stock options over the weighted average remaining service period of 1.8 years. The weighted average fair value of options granted during the nine months ended December 31, 2018 and 2017 was approximately $2.79 per share and $2.23 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumption:

	December 31, 2018	December 31, 2017
Risk -free interest rate	2.5% - 3.2%	2.1% - 3.5%
Expect volatility	80.7% - 83%	75.2%
Expected terms (in years)	5-9.9	5.5-7.5
Dividend yield	0%	0%

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 5 SHAREHOLDER’S EQUITY (continued)

Stock-based Compensation

The following summarizes the components of stock-based compensation expense which includes common stock, stock options, warrants and restricted stock in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended December 31, 2018 and 2017, respectively

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Research and development	$88,830	$44,430	$187,103	$117,597
General and administrative	676,949	178,195	1,506,796	2,391,312

Total stock-based compensation expense	$765,779	$222,625	$1,693,899	$2,508,909

In August 2018 and November 2018, the Board of Directors granted to the Directors and Officers, 810,000 options to purchase common stock. For the three and nine months ended, the stock-based compensation expense was $462,339 and $666,565, respectively related to these issuances.

Warrants

On September 7, 2016, the Company entered into an Option Agreement (the “Option Agreement”) with a third party whereby the Company acquired the Option to purchase certain intellectual property assets and rights (the “Option”) for $25,000. The Company exercised the Option in January 2017 and paid $500,000. On January 13, 2017 the Company issued to the third party a fully vested warrant (the “Third Party Warrant”) to purchase up to 178,570 common stock of the Company at an exercise price of $4.80 per share for each share of common stock. On May 10, 2018, the Company issued to the same third-party additional fully vested warrants to purchase up to 29,763 common stock of the Company at an exercise price of $4.80 per share. The warrant expires in January 2024. For the nine months ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense of $55,900 and $0 to research and development expenses, respectively and is included in the table above. There was no stock stock-based compensation expense for the three months ended December 31, 2018 and 2017, respectively, see Note 8, commitments and contingencies.

A summary of the Company’s outstanding warrants as of December 31, 2018 are as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Date Of Expiration
January 2017 offering - investors	1,701,616	$4.25	January 2022	(a)
January 2017 offering - investors	1,701,616	$4.25	February 2022	(a)
March 2017 offering - investors	220,988	$4.25	March 2021
March 2017 offering - placement agent	11,050	$4.25	March 2021
February 2018 offering - investors	2,299,802	$4.25	March 2022
Third-party	208,333	$4.80	January 2024

Total	6,143,405

(a)	These warrants have down round protection.

NOTE 6 ACCRUED EXPENSES

A summary of the accrued expenses as of December 31, 2018 and March 31, 2018 is as follows:

	As of December 31, 2018	As of March 31, 2018
Vendors - clinical trials	$-	$497,577
Professional fees	67,420	492,250
Income taxes payable	154,300	154,300
Employee salaries and benefits	34,337	104,110
Due to former owners, related to acquisition	34,268	33,124
Other	34,274	9,525

	$324,599	$1,290,886

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 7 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

The computation of net loss per common share, basic and diluted, for the three and nine months ended December 31, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Net income (loss)	$957,581	$(1,733,582)	$(6,500,528)	$(11,763,542)
Net income (loss) - basic	$0.11	$(0.28)	$(0.77)	$(1.92)
Net income loss – diluted	$0.11	$(0.28)	$(0.77)	$(1.92)
Weighted average number of common shares outstanding – basic	8,530,580	6,097,225	8,466,243	6,127,225

Weighted average number of common shares outstanding - diluted	8,554,320	6,097,225	8,466,243	6,127,225

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Common stock warrants	6,143,405	3,813,840	6,143,405	3,813,840
Common stock options	1,521,230	548,721	1,544,970	548,721
Restricted shares	304,000	246,312	304,000	246,312
Total	7,968,635	4,608,873	7,992,375	4,608,873

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 8 COMMITMENTS AND CONTINGENCIES

On October 22, 2013, The Company entered into a patent license agreement with a third party, pursuant to which AIT agreed to pay to the third party a non-refundable upfront fee of $150,000 and is obligated to pay 5% royalties of any licensed product revenues, but at least $50,000 per annum during the royalty period as defined in the agreement. As of December 31, 2018, the Company did not record any revenues and therefore no royalties were paid or accrued.

On September 7, 2016, AIT entered into an Option Agreement (the “Option Agreement”) with a third party whereby AIT acquired the Option to purchase certain intellectual property assets and rights (the “Option”) for $25,000 AIT issued to the third party a warrant (the “Third Party Warrant”) to purchase up to 178,570 ordinary shares of AIT at an exercise price of $4.80 for each share. This warrant was exchanged for a warrant to acquire the same number of shares of the Company’s common stock upon consummation of the merger. On May 10, 2018, the Company issued to the third-party additional warrants to purchase up to 29,763 shares of the Company at an exercise price of $4.80 per share for each share of common stock. The warrant expires in January 2024. Additionally, AIT is required to make certain one-time development and sales milestone payments to the third party, starting from the date on which the Company receives regulatory approval for the commercial sale of its first product candidate.

On January 31, 2018 the Company entered into an agreement (“Agreement”) with NitricGen, Inc. (“NitricGen”) acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to NO delivery systems (“Delivery System”). The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2,000,000 in future payments based upon achieving certain milestones, as defined in the Agreement, and royalties on sales of the Delivery System. The Company paid NitricGen $100,000 upon the execution agreement, $100,000 upon achieving the next milestone and has an obligation to issue 100,000 options to purchase the Company’s stock upon executing the agreement. The term of the options is five year and has an exercise price of $6.90 per share A liability of $295,000 has been recorded for the fair market value of the options that have not been issued using the black-scholes option pricing model. The Company used a volatility rate of 79.9% and risk-free interest rate of 2.5% The Company recorded the milestone payments and the fair market value of the options as a licensing right to use the technology which is an intangible asset, aggregating $495,000. During the three months ended December 31, 2018, the Company recorded an adjustment of $495,000 to intangible assets to correct an error of which $200,000 was previously recorded to research and development during the three months ended March 31, 2018. The effect of this correction to the balance sheet as of December 31, 2018 was an increase to the assets by $495,000, an increase to the liability by $295,000 and a decrease in research and development of $200,000. The effect of this correction to the statement of comprehensive income (loss) for the three and nine months ended December 31, 2018 was $200,000 of income.

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

In March and April, 2018, the Company entered into two new office lease agreements, which will expire on April 2021 and June 2023, respectively. Future minimum commitments for each of the fiscal years ending March 31, are as follows:

Year Ended March 31,	Operating Leases
2019	$33,500
2020	87,900
2021	90,100
2022	65,400
2023	64,700
2024	16,300

Total	$357,900

Rent expense for the three months ended December 31, 2018 and 2017 was $34,716 and $47,672, respectively. Rent expense for the nine months ended December 31, 2018 and 2017 was $84,261 and $68,066, respectively

AIT THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

NOTE 9 RECLASSIFICATION OF PRIOR PERIOD PRESENTATION

Certain amounts from the prior period condensed financial statements have been reclassified to conform with the current period presentation. The following has been reclassified.

	Three Months Ended December 31, 2017			Nine Months Ended December 31, 2017
	As Previously Reported	Reclassified	Adjusted	As Previously Reported	Reclassified	Adjusted

Research and development	$1,214,268	$(2,672)	$1,211,596	$2,999,627	$(69,949)	$2,929,678

General and administrative	1,169,763	(3,328)	1,166,435	4,509,075	68,932	4 578,007
Other income (loss)	644,449	-	644,449	(4,250,874)	(4,983)	(4,255,857)

Income tax (benefit)	(6,000)	6,000	-	(6,000)	6,000	-
	$3,022,480	$-	$3,022,480	$3,251,828	$-	$3,251,828

NOTE 10 SUBSEQUENT EVENTS

On January 23, 2019, the Company entered into an agreement for commercial rights (“the License Agreement”) with Circassia Pharmaceuticals plc, (located in the United Kingdom) for persistent pulmonary hypertension of the newborn (PPHN) and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. The Company may receive payments up to $32.5 million in up front and regulatory milestones, of which $31.5 million is associated with the U.S. market. The Company met the first two milestones which resulted in the payment of $10.5 million in Circassia’s ordinary shares. The ordinary share price was predetermined as subject to a volume weighted average price that was defined in the Licensing Agreement. The Company will receive future royalties from 15-20% based upon gross profit, which is defined in the License Agreement.

From January 17, 2019 through January 23, 2019, the Company issued and sold 65,000 shares of common stock for proceeds of $279,265 at an average price of $4.30 per share to LPC. See note 5.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date such statements are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements, except as required by applicable law. Please see Item 1A “Risk Factors” contained in our most recently filed Transitional Report on Form 10-KT, and in this Quarterly Report on Form 10-Q for important factors that could cause actual results to differ materially from those in the forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are an emerging medical device and biopharmaceutical company developing a nitric oxide (NO) generator and delivery system, or the AIT NO Generator and Delivery System, that is capable of generating NO from ambient air. The AIT NO Generator and Delivery System can generate up to 400 parts per million (“ppm”) for delivery to a patient’s lung. The AIT NO Generator and Delivery System can deliver NO either continuously or for a fixed amount of time and has the ability to either titrate dose on demand or maintain a constant dose. We believe that there is a high unmet medical need for patients suffering from certain severe lung infections for which our system can be used. Our current product candidates, if approved, will be marketed as medical devices and will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA and equivalent organizations in other countries/territories.

In contrast to approved NO delivery systems, our novel AIT NO Generator and Delivery System is designed to deliver not only low concentrations of NO, but also high concentrations of NO to the lungs, which we believe has the potential to eliminate microbial infections, including bacteria, fungi and viruses. Current FDA approved NO delivery systems are approved for persistent pulmonary hypertension of the newborn, or PPHN, which requires a NO concentration of 20 ppm and is not intended to treat microbial infections. The body produces NO naturally as an innate immunity mechanism. Based on our clinical studies, we believe that 160 ppm NO is the minimum therapeutic dose to achieve the desired pulmonary effect in those with microbial lung infections. To date, the FDA has not approved any NO formulation and/or delivery system for the delivery of 160 ppm or higher to the lungs.

Our first proposed indication is for PPHN in the United States and other subsequent countries. Our System differs from current approved NO delivery systems in the US and globally in that our System does not require hazardous cylinders containing nitrogen and nitric oxide gases. Our System generates NO from ambient air. We believe this is a major transformative change that will benefit patients, caregivers and hospitals. We anticipate our pre-market approval (PMA) submission to the FDA to take place in the second quarter of 2019. We have obtained a commercial partner for the United States and China markets for PPHN and related indications in the hospital. This partner, Circassia Pharmaceuticals, plc, is a respiratory focused specialty pharmaceutical company with presence in US hospitals and experience with NO.

We were incorporated in Delaware on April 24, 2015 under the name “KokiCare, Inc.” and operated as a healthcare software company prior to the Merger (as defined below). Concurrent with the closing of the Merger, we abandoned our pre-Merger business plan in the healthcare software industry and we are now solely pursuing our business in the medical device industry.

To date, we have not generated revenue from the sale of any product, and we do not expect to generate revenue unless and until we obtain marketing approval of, and commercialize, our product candidates. As of December 31, 2018, we had an accumulated deficit of $37,586,650. Our financing activities are described below under “Liquidity and Capital Resources.”

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Results of Operations

Below are the results of operations for the three and nine months ended December 31, 2018 and 2017:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses
Research and development	$586,696	$1,211,596	$2,299,267	$2,929,678
General and administrative	1,817,543	1,166,435	4,272,799	4,578,007

Operating loss	(2,404,239)	(2,378,031)	(6,572,066)	(7,507,685)

Other income (loss)
Change in fair value of warrant liabilities	3,351,232	647,789	-	(4,287,737)
Dividend income	13,737	-	74,723	-
Foreign exchange gain (loss)	(1,246)	(1,098)	(288)	28,043
Other expense	(1,903)	(2,242)	(2,897)	3,837
Total other income (loss)	3,361,820	644,449	71,538	(4,255,857)

Net income (loss)	$957,581	$(1,733,582)	$(6,500,528)	$(11,763,542)

Unrealized gain on marketable securities	4,365	-	13,142	-

Total comprehensive income (loss)	$961,946	$(1,733,582)	$(6,487,386)	$(11,763,542)

Net income (loss) per share - basic	$0.11	$(0.28)	$(0.77)	$(1.92)

Net income (loss) per share – diluted	$0.11	$(0.28)	$(0.77)	$(1.92)
Weighted average number of common shares outstanding - basic	8,530,580	6,097,254	8,466,243	6,127,225

Weighted average number of common shares outstanding - diluted	8,554,320	6,097,254	8,466,243	6,127,255

Comparison of Three Months Ended December 31, 2018 with Three Months Ended December 31, 2017

Research and development expenses

Research and development expenses for the three months ended December 31, 2018 was $586,700 as compared to $1,211,600 for December 31, 2017. The decrease of $624,900 was primarily attributed to ending of a compassionate trial during the three months ended December 31, 2017 of $496,600 offset by an increase in non-cash stock-based compensation expense of $44,400 for the three months ended December 31, 2018. For the three months ended December 31, 2018, the Company continues to develop its NO Generator and Delivery System. For the three months ended December 31, 2018, the Company recorded an intangible asset to correct a previous error which reduced research and development expense by $200,000.

General and administrative expenses

General and administrative expense for the three months ended December 31, 2018 was $1,817,500 as compared to the three months December 31, 2017 was $1,166,400. The difference of $651,100 was primarily attributed to non-cash stock-based compensation expense of $538,800 for the three months ended December 31, 2018. In August 2018 and November 2018, the Board of Directors granted to the Directors and Officers, 810,000 options to purchase common stock. Non-cash stock- based compensation for the three months ended December 31, 2018 was $676,900, which $462,300 related to aforementioned August 2018 and November 2018 option grants. In additions for the three months ended December 31, 2018, the Company had an increase in professional fees of $37,100 and an increase in salaries and benefits of $360,000 due to the hiring of additional employees.

Other income (loss)

The primary category in other income (loss) is the change in fair value of warrant liabilities. Other income (loss) for the three months ended December 31, 2018 was a non-cash gain of $3,351,200 as compared to the three months ended December 31, 2017. The warrant liabilities are primarily affected by the Company’s stock price. Generally, when the Company’s stock price is rising at the end of a reporting period, a non-cash expense is recorded and when the stock price is decreasing, a non-cash gain is recorded. The Company adopted ASU-2017-11 during the three months ended December 31, 2018 and the non-cash gain resulted from the reversal of the non-cash expense that was recorded the six months ended September 30, 2018.

Comparison of Nine Months Ended December 31, 2018 with Nine Months Ended December 31, 2017

Research and development expenses

Research and development expenses for the nine months ended December 31, 2018 was $2,299,300 as compared to $2,929,700 for December 31, 2017. The decrease of $630,400 was primarily attributed to ending of a compassionate trial during the nine months ended December 31, 2017 of $874,100. This was offset by an increase in non-cash stock-based compensation expense of $69,500. During the nine months ended December 31, 2018, The Company continues to develop its NO Generator and Delivery System. For the nine months ended December 31, 2018, the Company recorded an asset to correct a previous error which reduced research and development expense by $200,000.

General and administrative expenses

General and administrative expense for the nine months ended December 31, 2018 was $4,272,800 as compared to the nine months ended December 31, 2017 was $4,578,000. The decrease of $305,200 was to was primarily related to due higher non-stock-based compensation expense for the nine months ended December 31, 2017 of $884,500. There were increases in salaries and benefits and professional fees for the nine months ended December 31, 2018 as compared to December 31, 2017 of $972,400 and $201,800, respectively. This was due to the hiring of additional employees. For the nine months ended December 31, 2017, the Company issued 492,624 restricted shares to a director, which 246,312 vested on July 13, 2017. The unvested 246,312 restricted shares were cancelled on June 12, 2017 and the Company recorded a non-cash stock-based compensation expenses of $2,063,800. In August 2018 and November 2018, the Board of Directors granted to the Directors and Officers, 810,000 options to purchase common stock. Non-cash stock- based compensation for the nine months ended December 31, 2018 was $1,540,800, of which $666,500 related to aforementioned August 2018 and November 2018 option grants.

Other income (loss)

The primary category in other income (loss) is the change in fair value of warrant liabilities. Other income (loss) for the nine months ended December 31, 2018 was $0 as compared to the nine months December 31, 2017 was a non-cash expense of $4,287,700. The warrant liabilities are primarily affected by the Company’s stock price. Generally, when the Company’s stock price is rising at the end of a reporting period, a non-cash expense is recorded and when the stock price is decreasing, a non-cash gain is recorded. The Company adopted ASU-2017-11 during the three months ended December 31, 2018 and no gain or loss was recorded for the nine months ended December 31, 2018.

Cash Flows

Below is a summary of the Company’s cash flows activities for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,
	2018	2017

Net cash provided by (used in):
Operating activities	$(5,748,300)	$(4,906,700)
Investing activities	5,478,500	(823,100)
Financing activities	27,200	(203,800)
Net decrease in cash, cash equivalents and restricted cash	$(242,600)	$(5,933,600)

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2018 and 2017 was $5,748,300 and 4,906,700, respectively. This was primarily to support operations and continued research and development. The net loss for the nine months ended December 31, 2018 and 2017 was $6,500,500 and 11,763,500, respectively. In addition, there was non-cash stock-based compensation expense and change in the fair value of the warrant liabilities of $1,693,900 and $6,796,600 for the nine months ended December 31, 2018 and 2017, respectively.

Investing Activities

For the nine months ended December 31, 2018 net cash provided by investing activities was $5,478,500 and for the nine months ended December 31, 2017 net cash used in investing activities was $823,100. The primary source of cash for the nine months ended December 31, 2018 was from the proceeds of $5,730,800 from the sale of marketable securities and paid $200,000 for the license right to use technology. The use of cash for the nine months ended December 31, 2017 was from the purchases of $603,900 of marketable securities and the purchase of property and equipment of $219,300.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2018 was $27,200 and was from the net proceeds from the issuance of common stock. Net cash used in financing activities for the nine months ended December 31, 2017 was $203,800 which was primarily from the payment of $176,800 to the former owners of the Company.

Liquidity and Capital Resources

Overview

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products in the next several years. Since the Company has been public through December 31, 2018, we have funded our operations principally through the issuance of equity securities aggregating $21,250,700. We have devoted substantially all of our efforts to business planning and research and development. For the nine months ended December 31, 2018, we have incurred a net loss of $6,500,500 and had negative cash flow from operations of $5,7948,300 As of December 31, 2018, we have an accumulated deficit of $37,586,700 and, and cash, cash equivalents, and marketable securities of $3,069,200. We expect to have cash, cash equivalents and marketable securities to fund the Company’s operations through March 31, 2020.

In August 2018, the Company entered into a Stock Purchase Agreement with Lincoln Park Corporation for $20 million. The Company may sell and issue LPC and LPC is obligated to purchase up to $20 million in value of shares of common stock from time to time over three years. The Company may direct LPC, at its sole discretion, and subject to certain conditions, to purchase up to 10,000 to 30,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that LPC cannot make any single purchase that exceeds $750,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Stock Purchase Agreement. From the date of the Stock Purchase Agreement to January 23, 2019, the Company received proceeds of $851,400 from the sale of 192,000 shares of the Company’s common stock. The Company has $19,148,600 remaining on the Stock Purchase Agreement.

On January 23, 2019, the Company entered into an agreement for commercial rights (“the License Agreement”) with Circassia (located in the United Kingdom) for persistent pulmonary hypertension of the newborn (PPHN) and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. The Company may receive payments up to $32.5 million in up front and regulatory milestones, of which $31.5 million is associated with the U.S. market. The Company met the first two milestones which resulted in the payment of $10.5 million in Circassia’s ordinary shares. The ordinary share price was predetermined as subject to a volume weighted average price that was defined in the Licensing Agreement. The Company will receive future royalties from 15-20% based upon gross profit, which is defined in the License Agreement.

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

If we receive Circassia Shares as payment, the price will be converted into US dollars for purposes of calculating our payment. As a result, our payment will be exposed to currency exchange rate risk with respect to British Pounds. Our net payment will depend on the extent to which British Pounds strengthens or weakens against the U.S. dollar and the relative weight of Circassia Shares we receive as payment. If, taking into account such weighting, the U.S. dollar strengthens against British Pounds, the price of Circassia Shares will be adversely affected and our payment may be reduced.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to our condensed consolidated financial statements.

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

The value of our share of Circassia is volatile

We granted Circassia an exclusive royalty-bearing license to distribute, market and sell certain rights and licenses held by the Company. Circassia shall pay the Company an aggregate of $32.55 milestone payments and a significant amount of royalties. The milestone payments shall be in cash or Circassia Shares, at Circassia’s option. Royalty payments shall be made in cash. Circassia Shares are traded on the AIM (a sub-market of the London Stock Exchange). The trading price of Circassia Shares could be volatile and could fluctuate widely in response to a variety of factors, many of which are beyond our control. If we receive Circassia Shares as the payment, we may lose significant amount of value in this stock as its market price decreases.

If we receive Circassia Shares as payment, we will be subject to currency exchange risk.

If we receive Circassia Shares as payment, the price will be converted into US dollars for purposes of calculating our payment. As a result, our payment will be exposed to currency exchange rate risk with respect to British Pounds. Our net payment will depend on the extent to which British Pounds strengthens or weakens against the U.S. dollar and the relative weight of Circassia Shares we receive as payment. If, taking into account such weighting, the U.S. dollar strengthens against British Pounds, the price of Circassia Shares will be adversely affected and our payment may be reduced.

ITEM 6. Exhibits.

Exhibit No.	Description

10.1	License, Development and Commercialization Agreement, dated January 23, 2019, by and between AIT Therapeutics, Inc. and Circassia Limited ****
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**** Confidential treatment has been requested for portions of this exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIT THERAPEUTICS, INC.

/s/ Steven Lisi
Date: February 14, 2019	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Beck
Date: February 14, 2019	Douglas Beck
Chief Financial Officer
(Principal Financial and Accounting Officer)

