Form 10-K
period 2019-03-31
Beyond Air, Inc.
filed 2019-06-28
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38892

BEYOND AIR, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3812456
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

825 East Gate Boulevard, Suite 320 Garden City, NY	11530
(Address of Principal Executive Offices)	(Zip Code)

516-665-8200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	AITB	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]	No [X]

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 28, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $31,585,200, based on the last reported sale price of the registrant’s common stock on the OTCQB.

There were 10,580,680 shares of Common Stock outstanding as of June 19, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Beyond Air, Inc.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended March 31, 2019

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “expect,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar conditional expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:

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

- our ability to successfully manage our growth; and

- the market value of our ordinary shares of Circassia Limited is volatile.

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

Beyond Air, Inc. the Beyond Air logo, and other trademarks or service marks of Beyond Air, Inc. appearing in this Annual Report are the property of Beyond Air, Inc. This Annual Report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

PART I

Business

History

Beyond Air, Inc. (“Beyond Air” or the “Company”) was incorporated on April 24, 2015 as KokiCare, Inc. under the laws of the State of Delaware. On January 9, 2017, the name of the Company was changed to AIT Therapeutics, Inc. On June 25, 2019, the Company filed an Amendment to its Certificate of Incorporation to change its name from AIT Therapeutics, Inc. to Beyond Air, Inc., effective June 26, 2019.

Advanced Inhalation Therapies Ltd. (“AIT Ltd.”) was incorporated in Israel on May 1, 2011 and commenced its operations in May 2012 and is a wholly owned subsidiary of Beyond Air, Inc. On August 29, 2014, AIT Ltd. established a wholly-owned subsidiary, Advanced Inhalation Therapies Inc. (“AIT Inc.”), a Delaware corporation.

Overview

We are an emerging medical device company developing a nitric oxide (“NO”) generator and delivery system (the “Beyond Air NOGDS”) that is capable of generating NO from ambient air. The Beyond Air NOGDS can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs. The Beyond Air NOGDS can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. We believe that the Beyond Air NOGDS can be used to treat patients on ventilators that require NO, as well as patients with chronic lung disease or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that our Beyond Air NOGDS can potentially address. Our initial areas of focus are persistent pulmonary hypertension of the newborn (“PPHN”), bronchiolitis (“BRO”) and nontuberculous mycobacteria (“NTM”). Our current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our system will be marketed as a medical device in the U.S.

With respect to PPHN, our novel Beyond Air NOGDS is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low-concentration NO). We believe our Beyond Air NOGDS has many competitive advantages over the current approved NO delivery systems in the U.S., European Union, Japan and other markets. For example, our Beyond Air NOGDS does not require the use of a high-pressure cylinder, utilizes less space than other similar devices, does not require cumbersome purging procedures and places less burden on hospital staff in carrying out safety procedures.

Our novel Beyond Air NOGDS can also deliver a high concentration of NO to the lungs, which we believe has the potential to eliminate microbial infections, including bacteria, fungi and viruses, among other benefits. We believe current FDA approved NO vasodilation treatments would have limited success in treating microbial infections given the low concentrations of NO being delivered. Given that NO is produced naturally by the body as an innate immunity mechanism at a concentration of 200 ppm, supplemental high dose NO should aid in the body’s fight against infection. Based on our clinical studies, we believe that 160 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, neither the FDA nor equivalent regulatory agencies in other countries or regions have approved any NO formulation and/or delivery system for the delivery of a dosage of NO at 160 ppm or higher to the lungs.

To date, we have conducted the following studies:

Study	Indication	Primary		Results
Phase 1 Safety (n=10)	All comers	Safety	●	No SAEs
Phase 2 double blind randomized (n=43)	Bronchiolitis (all causes)	Safety & Efficacy	● ●	No SAEs 24 hour reduction in hospital length of stay
Pilot open label (n=9)	Cystic Fibrosis (CF)	Safe & Eff	●	No SAEs; Lowered bacterial load
Compassionate use ISR (n=2)	NTM abscessus (CF)	Safe & Eff	●	No SAEs; clinical & surrogate endpoints improved
Compassionate use National Institute of Health, US (n=1)	NTM abscessus (CF)	Safe & Eff	●	No SAEs; Improvements in clinical endpoints
Pilot open label (N=9)	NTM abscessus	Safe & Eff	●	No SAEs; clinical & surrogate endpoints improved
Pilot study: double blind randomized (n=67)	Bronchiolitis (all causes)	Safe & Eff	●	No SAEs; 23hr reduction in hospital length of stay
Compassionate use ISR (n=1)	NTM abscessus (CF)	Safety	●	No SAEs at 250 ppm NO dose

Our active pipeline of product candidates is shown in the table below:

Product	Indication	Development Status	Further Information
Beyond Air-PH (Pulmonary Hypertension)	In-Hospital Use	Commercial system in development	Regulatory filings expected Summer 2019
Beyond Air-BRO (Bronchiolitis)	Bronchiolitis in Infants (elderly to follow)	67 patient study completed	Next study to be completed Spring 2020
Beyond Air-NTM (Nontuberculous Mycobacteria)	Mycobacterium Abscessus Complex (MABSC)	9 patient pilot study dosing complete	Preparations ongoing for At-Home self-administered study to begin in 2020

We plan to submit for premarket approval (PMA) to the FDA in the third quarter of 2019 for the use of the Beyond Air NOGDS in Persistent pulmonary hypertension of the newborn (PPHN). We also expect to make certain regulatory filings outside of the U.S. second half of 2019. According to the 2018 yearend report from Mallinckrodt Pharmaceuticals, aggregate sales of low concentration NO in the U.S. were in excess of $500 million in 2018, while sales outside of the U.S., where there are multiple market participants, sales were considerably lower than in the U.S.

With respect to bronchiolitis, we expect to initiate a trial for infants hospitalized due to bronchiolitis in the fourth quarter of 2019. The trial would last approximately 6 months after initiation. If the trial is successful, we would perform another study over the 2020/21 winter in the United States and then submit a premarket approval or PMA to the FDA about 6 months after trial completion. Regulatory filings outside of the U.S. would begin after our review process is completed in the U.S.

Our nontuberculous mycobacteria program has produced data from four compassionate use subjects and patients from a multi-center pilot study completed in 2018. All patients suffered from NTM Abscessus infection and had underlying cystic fibrosis (CF). One compassion patient was treated with our NO generator based delivery system at the National Heart, Lung and Blood Institute (NHLBI). The rest were treated with our NO cylinder based delivery system. All patients were treated with 160 ppm NO at intermittent 30 minute dosing over 21 days, except one patient who was treated over 26 days and another patient who was treated with 250 ppm NO over 28 days. We have discussed with the FDA the necessary steps to begin a study where patients will self-administer high concentration NO at home over a period of 12 weeks with our NOGDS. We anticipate this study commencing in 2020.

For our high concentration platform, as mentioned above, the initial target is lower respiratory tract infections (LRTI). Our initial two target indications are infants hospitalized due to bronchiolitis (mainly caused by respiratory syncytial virus “RSV”) and patients suffering from NTM abscessus and other severe, chronic, refractory infections. There are over 1.5 million hospitalizations related to LRTI annually in the U.S., and LRTI is the third leading cause of death worldwide.

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

Patients with NTM lung disease may experience a multitude of symptoms such as fever, weight loss, cough, lack of appetite, night sweats, blood in the sputum and fatigue. Patients with NTM lung disease, specifically abscessus, frequently require lengthy and repeated hospital stays to manage their condition. There are no treatments specifically indicated for the treatment of NTM abscessus lung disease in North America, Europe or Japan. There is one inhaled antibiotic approved in the U.S. for the treatment of refractory NTM MAC (mycobacterium avium complex). Current guideline-based approaches to treat NTM lung disease involve multi-drug regimens of anti-biotics that may cause severe, long lasting side effects, and treatment can be as long as two years or more. The prevalence of human disease attributable to NTM has increased over the past two decades. In a study conducted between 1997 and 2007, researchers found that the prevalence of NTM in the U.S. is increasing at approximately 8% per year and that NTM patients on Medicare over the age of 65 are 40% more likely to die over the period of the study than those who did not have the disease (Adjemian et al., 2012). A 2015 publication from co-authors from several U.S. government departments stated that prior year statistics led to a projected 181,037 national annual cases in 2014 costing the U.S. healthcare system approximately $1.7 billion (Strollo et al., 2015).

Over 150 million new cases of bronchiolitis are reported worldwide each year. In the U.S., there are more than 100,000 annual bronchiolitis hospitalizations among children two years of age or younger.

Currently, there is no approved treatment for bronchiolitis. The treatment for acute viral lung infections that cause bronchiolitis in infants is largely supportive care and is based primarily on prolonged hospitalization during which the infant receives a constant flow of oxygen to treat hypoxemia, a reduced concentration of oxygen in the blood. In addition, systemic steroids and inhalation with bronchodilators are sometimes utilized until recovery, but we believe these treatments do not successfully reduce hospital length of stay.

We believe, based on the currently understood mechanisms of action of NO, that our Beyond Air NOGDS can deliver NO at 160 ppm and higher to potentially eliminate bacteria, viruses, fungi and other microbes from the lungs and may also be effective against antibiotic-resistant bacteria. Because our product candidates are not antibiotics, we believe there is a reduced risk of the development of resistant bacteria and there could be synergy with co-administration of antibiotics.

In addition, our NOGDS can deliver NO at concentrations of 0.5 – 80 ppm consistent with currently approved NO delivery systems for the treatment of PPHN while providing significant advantages associated with the elimination of the use of high-pressure cylinders.

We are party to a global, exclusive, transferable license agreement with NitricGen, Inc. for the eNOGenerator and all associated patents and know how related thereto. We are also a party to a world-wide, non-exclusive, royalty-bearing patent license with SensorMedics Corp, a subsidiary of CareFusion Corp. Additionally, we have a broad intellectual property portfolio directed to our product candidates and mode of delivery, monitoring parameters and methods of treating specific disease indications. Our intellectual property portfolio consists of issued patents and pending applications, which includes patents we acquired pursuant to the exercise of an option in 2017 granted to us by Pulmonox Technologies Corporation (“Pulmonox”).

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

NO has multiple immunoregulatory and antimicrobial functions that are likely to be of relevance to inhaled NO therapy. In vitro studies suggest that NO possesses anti-microbial activity against common bacteria, gram positive and gram negative, as well as mycobacteria, fungi, yeast, parasites and helminthes. It has the potential to eliminate multi-drug resistant strains of the above. Anti-viral activity covers respiratory viruses such as influenza, corona viruses, RSV and others. In healthy humans, NO has been shown to stimulate mucocilary clearance, and low levels of nasal NO correlate with impaired mucociliary function in the human upper airway. Unlike other inhaled drugs, NO is also a smooth muscle relaxant and avoids the concomitant bronchial constriction often associated with inhaled antibiotics and mucolytics. In addition to treating CF infections, this suggests that NO may be useful in directly treating the mucus caused by CF, which is the principal manifestation of the disease.

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

Beyond Air Technology

We have developed the Beyond Air NOGDS, a novel and precise delivery system that uses NO generated from ambient air with a novel NO generator. We believe our system provides continuous monitoring and control of the gaseous content administered during intermittent and continuous NO inhalation treatments, as well as a precise and reliable monitoring system that is able to monitor patient status and alert medical staff to any adverse effects.

Our innovative novel Beyond Air NOGDS is designed to provide patients with a gaseous dose of NO (ranging from 0.5 ppm up to 400 ppm) combined with ambient air. The gaseous blend is supplied to the patient via a ventilator for concentrations up to 80 ppm and a face mask, or similar apparatus, for concentrations of above 80 ppm. Our Beyond Air NOGDS is designed to minimize the time that NO is mixed with oxygen and air. The system is also designed to continuously monitor inhaled NO concentration, NO2 concentration, methemoglobin and the fraction of inspired oxygen, or FiO2, blood oxygen saturation and heart rate, all of which are important parameters. A dedicated screen allows for monitoring of the gas mixture and the patient’s vital signs. Further, our product candidates resemble other inhalation systems, making it user friendly, with operation and maintenance that we believe will be familiar to medical staff. Our novel delivery system for use with a mask has been manufactured at commercial scale with a contract manufacturer.

Our novel NOGDS, when programmed for lung infections, is designed to specifically deliver a NO dosage of 160 ppm and higher, and we believe that it has a number of advantages over other NO formulation delivery systems. For example, it is:

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

● The FDA approved the use of NO as an inhaled drug for the treatment of Fnary hypertension in newborns in 1999. More than 18 years of clinical experience in the delivery, monitoring and understanding of NO in the clinical environment for vascular uses has been documented.

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

● NO is used naturally by the body for vasodilation and we believe that the benefits to patients with various medical conditions will be seen via vasodilation when delivered with our system.

NitricGen License

On January 31, 2018, we announced that we entered into a definitive agreement to acquire a global, exclusive, perpetual, transferable license to the eNOGenerator and associated critical assets including intellectual property, know-how, trade secrets and confidential information (the “License”) from NitricGen. The eNOGenerator is a novel and precise delivery system that uses NO generated from ambient air with a novel NO generator.

The Beyond Air NOGDS, which incorporates the eNOGenerator, has been designated as a medical device by the U.S. Food and Drug Administration. The eNOGenerator can generate NO on demand for delivery to the lungs at concentrations ranging from 0.5 to 400 ppm. With the License, we expect that we will be able to target all conditions requiring NO at any concentration, regardless of the need for intermittent or continuous dosing.

Under the terms of the License, we agree to pay NitricGen an aggregate of $2 million in up-front, clinical, and regulatory milestone payments, with the majority pertaining to regulatory milestones, as well as royalties on net sales of the delivery system containing the eNOGenerator at a percentage in the low-single digits. As partial consideration for the License, we issued to NitricGen options to purchase 100,000 shares of our common stock at an exercise price of $6.90 per share. To date, $200,000 was paid for milestone that were earned.

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

● Bronchiolitis. We completed a double blind, randomized, placebo controlled pilot study conducted in Israel in infants with bronchiolitis. We completed a second Israeli-based clinical trial in the second quarter of 2018 which serves as another pilot study. We expect to gather further supportive data in Israel in 2019/20 and we intend to submit an Investigational Device Exemption (“IDE”) to the FDA in 2020 and expect to commence a pivotal clinical trial in 2020 in the United States which will complete in 2021.

● NTM. Four patients with CF who suffer from NTM infections (specifically, M. Abscessus) have been treated under compassionate use, comprising two patients at the Rambam healthcare campus in Israel, one at Soroka Medical Center in Israel and one patient in the United States, treated with our Beyond Air NO GDS, at the National Heart, Lung and Blood Institute (NHLBI). A pilot study of nine CF patients infected with NTM Abscessus in Israel were treated with our Beyond Air NOGDS using cylinder gas was completed in the fourth quarter of 2017. In addition, we intend to perform all tasked needed, based on discussion with the FDA in 2018, to begin an at-home self-administration study. We expect that the study will use our generator based NO delivery system and treat patients infected with NTM and other severe, refractory lung infections with and without CF. Endpoints are expected to include physical function, bacterial load, forced expiratory volume in one second (FEV1), quality of life and safety. The study is anticipated to commence in 2020.

● CF-Related Lung Infections. We completed a pilot open label, multi-center study in Israel of CF patients who are over 10 years old. Results showed a reduction in bacterial load in multiple infections.

Our Initial Disease Targets and Market Opportunity

Our initial targets are PPHN, infants suffering from bronchiolitis and patients infected by NTM.

PPHN is a condition at birth that requires mechanical ventilation. NO is added as a vasodilator to improve oxygenation and reduce the need for ventilation in neonates with hypoxic respiratory failure. The use of NO in the hospital setting had associated net sales of greater than $500m in 2018 in the United States alone according to published reports.

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

Each year, according to the World Health Organization, 150 million new cases of bronchiolitis are reported worldwide in infants, and 2-3% of infants affected require hospitalization. In the U.S., there are greater than 150,000 annual bronchiolitis hospitalizations among children younger than five years, of which greater than 100,000 hospitalizations are among children younger than two years old. These hospital visits resulted in total hospital charges of $1.7 billion in 2009 according to a study published in 2013. For infants, bronchiolitis accounts for 20% of annual hospitalizations and 18% of emergency department visits.

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

There are no approved products in the U.S. and Europe to treat NTM abscessus infections.

For NTM patients, prolonged treatment is necessary and varies among different types of NTM species, severity of the disease and drug-susceptibility. As NTM are typically antibiotic-resistant, treatment requires a combination of two, three or more different drugs. Therefore, current treatment includes a mixture of IV antibiotics as well as steroids.

Our Clinical Results to Date

We have conducted several clinical trials to assess our 160 ppm NO inhalation-treatment in various indications. These trials include:

A prospective, open label, controlled, single-center Phase 1 study was conducted on ten healthy adults between 20 and 62 years of age. Subjects received our proprietary 160 ppm NO formulation for 30 minutes, five times a day, for five consecutive days by direct inhalation to the lungs via a prototype delivery system

The primary objective of the study was to determine the effect of the inhaled NO formulation treatment, to determine the effect of the treatment based on pulmonary function test results, to determine the met hemoglobin (MetHb - a form of hemoglobin that cannot bind oxygen, a bi-product of NO and hemoglobin) level associated with the inhaled NO formulation treatment and to assess adverse events associated with the treatment. Secondary objectives of the study were to assess the changes in cytokine levels. NO and NO2 concentrations (a gaseous substance that is a bi-product of NO and O2, that can be toxic at high concentrations), inhaled fraction of inspired oxygen (FiO2), as well as. MetHb and oxygen saturation (SaO2) were continuously monitored, as elevation of MetHb or reduction in SaO2 levels may be harmful. Vital signs, lung function, blood chemistry (including nitrite/nitrates), hematology, prothrombin time, inflammatory cytokine/chemokines levels and endothelial activation (angiopoietin ratio) were also closely monitored.

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

Rambam healthcare campus in Israel conducted a compassionate use treatment for two patients with CF who suffer from NTM Abscessus infections. The data were published in the Pediatric Infectious Disease Journal in 2017. The NO treatment regime, as well as the device for this treatment, was supplied by AIT Ltd. Patients received intermittent 30-minute treatments of 160 ppm NO, with two different regimes including hospitalization (5 times a day) and ambulatory treatment (2-3 inhalations a day).

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

Further, one patient with CF who suffers from NTM infections (specifically, M. abscessus) has been treated under compassionate use in the United Sates at the National Heart, Lung and Blood Institute with our generator based NO delivery system. The patient saw improvements in 6-minute walk, FEV1, most Quality of Life measures and had no SAEs. The bacteria was not eradicated. The patient requested to be treated again and this treatment was commenced in February 2018. A total of 38 treatments were administered over 8 days, 29 of them at a concentration of 240 ppm, with no SAEs believed to be related to NO reported.

An additional CF patient infected with M. abscessus was treated over a 4 week period with 76 of 84 treatments at 250 ppm NO in Israel at Soroka Medical Center. The patient saw improvements in 6-minute walk, FEV1 and most Quality of Life measures. The bacteria was not eradicated. Importantly, there were no SAE’s reported and all treatments were completed without incident.

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

We completed a double blind, randomized Pilot study for infants with bronchiolitis for which the data were published in the Pediatric Pulmonology Journal in 2017. The study was performed at Soroka University Medical Center in Israel. Forty-three infants between the ages of two to 12 months diagnosed with bronchiolitis were randomly assigned to either the treatment group or the control group. The treatment group comprised 21 subjects who received intermittent (30 minutes, five times a day) inhalation of 160 ppm NO formulation, in addition to supportive O2 treatment for up to five days. The control group, 22 subjects, received ongoing inhalation of the supportive O2 treatment.

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

We have completed a single-arm, open-label Pilot trial in nine patients with MABSC, who were refractory to standard-of-care. The patients were treated with inhaled NO at a concentration of 160 ppm for 30 minutes, in addition to treatment with standard-of-care. Our inhaled NO treatment was administered intermittently five times per day over a 14-day period, followed by a seven-day period with three treatments per day. The primary endpoint of safety, as measured by NO-related SAEs, over the 21-day treatment period was met with no SAEs reported. Secondary endpoints of a 6-minute walk test, FEV1, Quality of Life and Mycobacterium abscessus load in sputum all trended positively. 6MW showed an increase of >40 meters at the end of treatment at day 21 versus baseline and an increase of >25 meters on day 81 (60 days after the cessation of therapy). The mean percentage change in FEV1 at day 21 and day 51 (30 days after the cessation of treatment) was > 3.5% with FEV1 returning to baseline at day 81 (60 days after the cessation of therapy). At day 81 (60 days after the cessation of therapy) bacterial load was 65% lower than baseline. 1 of 9 patients saw culture conversion. This study was published in the Journal of Cystic Fibrosis in 2019.

We have completed a second pilot study in bronchiolitis in 6 centers in Israel. The prospective, randomized, double-blind, controlled pilot study enroll 67 patients, aged 0-12 months, who were hospitalized due to bronchiolitis. The patients received either standard-of-care (typically oxygen and hydration) or standard-of-care plus inhaled NO at a concentration of 160 ppm for 30 minutes 5 times per day for up to 5 days. The primary endpoint of hospital length-of-stay (LOS) was met with a 23 hour reduction in hospital length of stay demonstrated (p=0.085). Secondary endpoints of time required to achieve a clinical score of 5 or less on the modified Tal score and time required to achieve oxygen saturation (SaO2) of 92% or greater showed improvement versus the standard-of-care. There were no issues with NO2 or metHb and no SAEs were recorded.

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

We have contracted with a third-party contract manufacturer, Sparton Corporation, who has completed a substantial portion of the commercial manufacturing process for our generator based NO delivery system. We will be reliant on our partner for commercial manufacture of our systems for both clinical studies and commercial supply, if regulatory approval is received.

We own or have exclusively licensed patents, pending patent applications, know how and trade secrets that relate to our NO generator, NO2 filtration, delivery systems, devices configured for delivering NO to patients by inhalation, methods of exposing patients to inhalation of NO, and methods for treating subjects in need of NO inhalation.

In particular, we are party to a global, exclusive, transferable license agreement with NitricGen, Inc. for the eNOGenerator, its components, and all associated patents and know how related thereto. Additionally, we have a broad intellectual property portfolio directed to our product candidates and mode of delivery, monitoring parameters and methods of treating specific disease indications. Our intellectual property portfolio consists of issued patents and pending applications, which includes patents we acquired pursuant to the exercise of an option in 2017 granted to us by Pulmonox Technologies Corporation (“Pulmonox”).

CareFusion Non-Exclusive License Agreement. In October 2013, we entered into a non-exclusive worldwide license agreement with CareFusion, whereby we licensed seven issued U.S. patents and corresponding foreign counterparts. Our intellectual property licensed from CareFusion, for which the earliest expiring patent term is 2019 and the last to expire is 2025. The term of the agreement extends through the life of the patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that we do not meet certain milestones. Pursuant to the agreement, we are required to pay CareFusion royalty payments of 5% of the net sales of a licensed product by the Company and an annual fee of $50,000, which is creditable against the royalty payments for the respective year.

Pulmonox Patents and Assets - Option to Acquire. On August 31, 2015, we entered into an agreement with Pulmonox whereby we acquired the option, referred to as the Option, to purchase certain intellectual property assets, including Pulmonox’s rights in 17 issued U.S. patents, including eight patents jointly owned with CareFusion which are directed to:

●	devices and methods for delivering NO formulations to a patient at steady and alternating concentrations (80-400 ppm), including intermittent delivery of NO;

●	a device and methods for treatment of surface infections; and

●	use of NO as a mucolytic agent and for treatment and disinfection of biofilms.

We exercised the Option in January 2017, acquired Pulmonox’s rights in the patents described above. Upon exercise of the Option, we became obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which we receive regulatory approval for the commercial sale of the first product candidate qualifying under the agreement. These milestone payments are almost entirely sales related and are capped at a total of $87 million across three separate and distinct indications that fall under the agreement with the majority of them, approximately $83 million, being sales related based on cumulative sales milestones for each of the three products. In addition, the Company issued a fully vested warrant to purchase up to 178,570 common stock of the Company at an exercise price of $4.80 per share for each share of common stock. On May 10, 2018, the Company issued to the same third-party additional fully vested warrants to purchase up to 29,763 common stock of the Company at an exercise price of $4.80 per share.

Patent Applications. We have filed over 20 US and foreign patents and patent applications, PCT patent applications.

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

Government Regulations

U.S. Regulation. In the U.S., the FDA regulates drug and medical device products under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), and its implementing regulations. Our products have been designated as devices by the FDA and will be regulated by the Center for Devices and Radiological Health (CDRH). Given that currently approved NO products and delivery systems were approved in the Unites States as drug-device combinations, we expect our device to not only be reviewed by CDRH, but also have input from the Center for Drug Evaluation and research (CDER).

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

A host of other laws and regulations govern the advertising and promotion of devices. The federal Sunshine Law, which is part of the Health Care Reform Law, each enacted in March 2010, imposes federal “sunshine” provisions, requiring annual reporting of various types of payments to physicians and teaching hospitals. CMS published the first set of data about these financial relationships on its website on September 30, 2014. Inaccurate or incomplete reports may be subject to enforcement. Like the federal Sunshine Law, several states have existing laws that require manufacturers to report transfers of value to select healthcare providers licensed within the state. Additionally, other laws such as the federal Lanham Act and similar state laws allow competitors and others to initiate litigation relating to advertising claims. If the Company sells its device outside the United States, it must comply with the Foreign Corrupt Practices Act (“FCPA”) and local laws of other countries. FCPA is a complex patchwork of laws can change rapidly with relatively short notice.

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

Because a NO formulation is already authorized in the EEA for treating pulmonary hypertension, we expect to be able to seek marketing authorization for our products under the “hybrid” approach described in the previous paragraph. We anticipate that the hybrid application for marketing authorization will require the successful completion of limited studies confirming the quality, safety and efficacy of the NO formulation delivered using our proprietary delivery technology.

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

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act enacted on April 5, 2012, referred to as the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” and “say-when-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, we will remain an emerging growth company until the earliest of:

● December 31, 2021;

● the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

● the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

● the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act, (we would qualify as a large accelerated filer as of the first day of the first fiscal year after we (i) have more than $700 million in aggregate market value of outstanding common equity held by our non-affiliates as of the last day of our second fiscal quarter of our prior fiscal year and (ii) have been public for at least 12 months).

The JOBS Act also provides that an emerging growth company may utilize the extended transition period provided for complying with new or revised accounting standards. We have irrevocably elected to take advantage of this extended transition period. Because we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with the effective dates of those accounting standards.

Recent Events

Agreement with Circassia Limited

On January 23, 2019, we and Circassia Limited (“Circassia”), a company registered in England and Wales, entered into a License, Development and Commercialization Agreement (the “Agreement”), pursuant to which the Company granted Circassia an exclusive royalty-bearing license to distribute, market and sell the Company’s nitric oxide generator and delivery system (the “Product”) in the United States and China (collectively the “Territories”). This License covers for the treatment of PPHN and related indication at concentrations of < 80 ppm in the hospital setting.

In consideration of the rights and licenses granted to Circassia by the Company, Circassia shall pay the Company the following milestone amounts in US dollars or Circassia shares (with Circassia shares being priced at a 5% discount):

●	$7.35 million upon signing;

●	$3.15 million (the “Second Milestone Payment”) payable within five (5) business days following the successful completion of a Food and Drug Administration (the “FDA”) pre-submission meeting or 5,271,844 ordinary shares of Circassia Pharmaceuticals plc;

●	$12.6 million payable on the sooner of ninety (90) days post FDA approval of the Product or the launch of the Product in the United States, subject to certain requirements;

●	$8.4 million payable within five (5) business days following the approval by the FDA of the Product in certain hospital and clinic settings for use in cardiac surgery; and

●	$1.05 million payable within five (5) business days following approval by the FDA equivalent in China for marketing and sale of the Product.

The Company satisfied the first two milestone conditions and received 17,267,815 Circassia shares.

In addition, Circassia shall pay the Company the following royalty amounts until expiration of all of the applicable patents:

●	A one-time 5% royalty on the first cumulative $50 million in gross profit in the United States;

●	A one-time 5% royalty on the first cumulative $20 million in gross profit in China;

●	Thereafter, running royalty amounts of 15% of annual gross profit (United States & China combined) up to and including $100 million and 20% of annual gross profit (United States & China combined) exceeding $100 million.

Gross Profit is defined as Net Sales less Cost of Goods. Cost of Goods is defined as only what Circassia pays to Beyond Air for the supply of the product and its components.

Following expiration of the patents, Circassia shall pay for the continued of Company technology a 14% royalty on annual gross profits up to and including $100 million and a 19% royalty on annual gross profits exceeding $100 million.

All milestone payments shall be in cash or ordinary shares of Circassia (the “Circassia Shares”), at Circassia’s option. Circassia Shares shall be valued at a 5% discount to the average weighted market price prior to the triggering event. Payment in cash of the milestone payments shall result in a reduction of the milestone payments by 4.7619%.

The Agreement shall continue until the Company’s last patents or improvement patents expire (the “Initial Term”). Commencing on the first day following the Initial Term, and on each day thereafter, the term shall automatically be extended for one additional day so that a constant three (3) year term will always be in effect. Notwithstanding the foregoing, either party may terminate the Agreement upon the occurrence of certain events, including (i) material default or breach that is not or cannot be reasonably cured within sixty (60) days of the notification of such material default or breach or (ii) certain bankruptcy, insolvency, reorganization, dissolution or liquidation events.

Uplisting to The Nasdaq Capital Market

On May 3, 2019, the Company announced that its shares of common stock were approved for listing on The Nasdaq Capital Market under its existing symbol “AITB”. Trading commenced on May 7, 2019.

Private Placement

On June 3, 2019, the Company entered into subscription agreements with several accredited investors for the sale of an aggregate of 1,583,743 shares of common stock at a price of $5.00 per share to outside investors and $5.15 per share to employees, directors and officers. The Company raised gross proceeds of $7,960,635. The Offering closed on June 3, 2019. The Offering was made directly by the Company without an underwriter or placement agent.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.beyondair.net free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only

Employees

As of June 19, 2019, we had 18 full-time employees, 10 of whom were primarily engaged in research and development activities. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These are not the only risks we face. These risks include, among others, that:

●	we are a development-stage medical device and biopharmaceutical company and have a limited operating history on which to assess our business, have incurred significant losses since our inception, including a net loss of $6,558,450 for the year ended March 31, 2019, and an accumulated deficit of approximately $37,644,572 as of March 31, 2019, and anticipate that we will continue to incur significant losses for the foreseeable future

●	we are unable to predict the extent of future losses or when we will become profitable based on the sale of any product, if at all. Even if we succeed in developing and commercializing our product candidates, we may never generate revenue to sustain profitability;

●	we do not have an approved FDA product in the market, and we expect that we will need to raise additional funding before we can expect to become profitable from sales of our products;

●	we are heavily dependent upon the success of our product candidates, which are in various stages of clinical development, and we cannot provide any assurance that the FDA or other regulatory agencies will allow us to conduct further clinical trials;

●	we are in the process of developing our proprietary NO delivery system, and unexpected delays will adversely impact the timing of our U.S.-based clinical trials and approvals;

●	we might be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever;

●	our competitors may develop or commercialize products faster or more successfully than us;

●	because some of the target patient populations of our product candidates are small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth;

●	our reliance on third parties to help conduct our pre-clinical studies, clinical trials and commercial scale manufacturing;

●	we do not have any products approved for sale by the FDA or any other regulatory agencies, and we cannot provide any assurance that any of our product candidates will receive regulatory approval;

●	if we are unable to obtain and maintain effective intellectual property rights for our technologies, product candidates or any future product candidates, we may not be able to compete effectively in our markets; and

●	our future success depends in part upon our ability to retain our executive and scientific teams, and to attract, retain and motivate other qualified personnel.

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

The value of our shares of Circassia is volatile.

We granted Circassia an exclusive royalty-bearing license to distribute, market and sell certain rights and licenses held by the Company. Circassia shall pay the Company an aggregate of $32.55 milestone payments and a significant amount of royalties. The milestone payments shall be in cash or Circassia Shares, at Circassia’s option. Royalty payments shall be made in cash. Circassia Shares are traded on the AIM (a sub-market of the London Stock Exchange). The trading price of Circassia Shares could be volatile and could fluctuate widely in response to a variety of factors, many of which are beyond our control. If we receive Circassia Shares as the payment, we may lose significant amount of value in this stock as its market price decreases. For the year ended March 31, 2019, the Company recorded an unrealized loss of approximately $3,733,400.

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

Two of our product candidates are in the early stages of development and will require additional clinical development (and in some cases additional preclinical development), management of nonclinical, clinical and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization and significant marketing efforts before we generate any revenue from product sales. To date, we have conducted a pilot clinical trial involving 43 patients with bronchiolitis (mainly caused by RSV) and a pilot clinical trial in nine patients with CF. In addition, Rambam healthcare campus in Israel conducted a compassionate treatment for two patients with CF who suffer from NTM infections (specifically M. Abscessus). All of these studies were conducted outside the U.S. and were not conducted pursuant to an FDA IND. The results of these three studies showed improvements in various endpoints and clinical outcomes. The trials were small, however, and it is likely that the FDA will view them as not significant because of their size and scope. In addition, the delivery systems were different from the one that we intend to test and market, subject to FDA approval, in the U.S., further reducing the likelihood that FDA would view these test results as adequate or sufficient to support marketing applications. We therefore intend to conduct larger clinical trials aiming for statistically and clinically significant favorable results, or we will not be able to obtain regulatory approval to market our product candidates. It may be years before a pivotal study is initiated, if at all. Before a medical device clinical trial can be undertaken in the U.S., the sponsor of the trial must submit an IDE application for a medical device and the FDA must permit the trial to go forward. We cannot assure that we will obtain such agency acquiescence in a timely manner, or at all.

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

We as a company have never submitted marketing applications for approval of our product candidates to the FDA or comparable foreign regulatory authorities; although in 2014 the FDA granted the Company orphan drug designation for the use of NO in the treatment of CF and in 2015, the EU also granted the Company orphan drug designation for the use of NO in the treatment of CF. We are no longer pursuing the drug regulatory pathway so the orphan drug designation may have no application. We cannot be certain that any of our product candidates will be successful in clinical studies or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical studies. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we do receive FDA approval for our drug, the indications for which we are initially seeking approval are very narrow and this, as a result, may limit their commercial viability.

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

NTM Abscessus is a very rare disease and only a small number of people suffer from this condition. As a result of these small numbers, we may not be able to complete the study related to NTM Abscessus or, even if approved, the device for that indication may never be profitable. In addition, there are many strains of NTM but our study is only on one of them, Abscessus. Therefore, we may face a situation that this strain will disappear or there will be no candidates with this strain, so the FDA may not grant us approval to treat other NTM strains without further validation and trials, or possibly ever, and/or the FDA may not allow us to work on NTM in patients who do not have CF.

We are working on bronchiolitis in infants that usually is caused by the RSV virus.

RSV is a seasonal virus (only in the winter). In our trial, we are heavily dependent on the occurrence and the severity of this virus. Treating for RSV is highly reliant on the weather conditions in winter. The weather in the winter is not predictable. For example, if the winter is warm or short, or the RSV infection was not severe enough when we conducted our trial, or the length of stay in the hospital at the year that trial was conducted was different from previous seasons, then we might miss the season or the results can be significantly different between two seasons or between different countries or even between different sites.

We are working on PPHN which is a highly competitive market and regulatory approval may not be easily obtained.

Our NO Delivery System has not yet been manufactured for use with a ventilator and this process has significant risks. Additionally, a delivery system with a generator of NO has never been approved anywhere in the world and this may cause significant delays in the approval process.

We are heavily dependent on the Aeronox system to conduct our trial outside the U.S., and we may be required to seek an alternative delivery system for our proprietary NO formulations above 80 ppm if we were to conduct a clinical trial within the U.S.

We are heavily dependent on the Aeronox system, which is a portable titration and monitoring system that delivers nitric oxide gas and measures nitric oxide and nitro dioxide gas concentrations in parts per million (ppm). The company that manufactures it is International Biomedical, located in Texas. If International Biomedical decides not to continue to support the Aeronox system (for example, selling parts and providing repair services for the device), then we might not be able to conduct our U.S. trial. This system is not manufactured specifically for us, and we have no agreement with International Biomedical for the continued manufacture or support of this Aeronox system. Additionally, the Aeronox system is not currently approved for use in the U.S. above 80 ppm concentration required by our proprietary NO formulations, and we currently engage a third-party contractor to modify the Aeronox system in order for it to monitor our NO formulations above 80 ppm. Unless the Aeronox system obtains such approval, of which we have no current expectation, we would be required to seek an alternative delivery system in order to conduct a clinical trial of our formulation within the U.S.

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

We will rely on third parties to manufacture our NO generator and delivery system. Our business could be harmed if those third parties fail to provide us with sufficient quantities of our needed supplies, or fail to do so at acceptable quality levels or prices.

We do not currently have the infrastructure or capability internally to manufacture the components of our NO generator and delivery system, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We plan to rely on third parties for such supplies. There are a limited number of manufacturers who have the ability to produce our delivery system, and there may be a need to identify alternate manufacturers to prevent a possible disruption of our clinical studies. Any significant delay or discontinuity in the supply of these components could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

The medical device, biotechnology and pharmaceutical industries are highly competitive. There are many medical device companies, pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. We are aware of several companies currently developing and/or selling NO therapies for various indications such as PPHN. For example, Mallinckrodt commercializes INOMAX® (nitric oxide) for inhalation, which is approved for use to treat newborns suffering from HRF-PPHN, in the U.S., Canada, Australia, Mexico and Japan. The Linde Group has marketing rights to INOMAX® in Europe. Air Liquide sells a similar product in Europe, called VasoKINOX™, together with their delivery platform called OptiKINOX™, for the treatment of pulmonary hypertension that occurs during or after heart surgery. In Europe, Bedfont Scientific Ltd. has a delivery system called NOxBOX® and Air Products PLC has a gas product called NOXAP®, each used in delivering inhaled NO formulations. Bellepheron Therapeutics is developing NO-based products for persistent arterial hypertension and pulmonary hypertension associated with chronic obstructive pulmonary disease. Geno LLC is developing NO-based products for the treatment of a variety of pulmonary and cardiac diseases such as acute vasoreactivity testing, pulmonary arterial hypertension and pulmonary hypertension associated with idiopathic pulmonary fibrosis. In addition, other companies may be developing generic NO formulation delivery systems for various dosages. Ceretec, Inc., a company affiliated with 12th Man Technologies Inc., recently obtained clearance from the FDA to market a NO gas product for use in membrane diffusing capacity testing in pulmonary function laboratories in the U.S. Novoteris, LLC previously received orphan drug designation from the FDA and EMA for the use of inhaled NO-based treatments in treating CF. In January 2015, Mallinckrodt entered into an agreement with Novoteris to collaborate on the development of an outpatient program for treating bacterial infections associated with CF. Recently, we have become aware that Mallinckrodt and Novoteris are planning a Phase 2 clinical trial using a 160 ppm NO formulation to treat patients with CF.

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

Given the number of companies developing various types of NO devices, it is difficult to conclusively assess our freedom to operate without infringing on third party rights. There are numerous companies that have pending patent applications and issued patents in the field of therapeutic NO delivery. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or our product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be pending patent applications of which we are not aware, that if they result in issued patents, could be alleged to be infringed by our product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidate or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our product candidate or the use of our product candidate. Third party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing our product candidate. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our product candidate that is held to be infringing. We might, if possible, also be forced to redesign our product candidate so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

We have a total of 18 full-time employees and a number of dedicated consultants, of whom work for us on a part-time basis. In addition, any of our employees and consultants may leave our company at any time, subject to certain notice periods. The loss of the services of any of our executive officers or any key employees or consultants would adversely affect our ability to execute our business plan and harm our operating results.

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

Other than our operations that are located in Israel (as further described below), we currently have limited international operations, but our business strategy incorporates potentially significant international expansion, particularly in anticipation of approval of our product candidates. We plan to maintain sales representatives and conduct physician and patient association outreach activities, as well as clinical trials, outside of the U.S. and Israel. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

●	failure by us to obtain regulatory approvals for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

●	limits on our ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation and insurance; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions.

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

Risks Related to the Ownership of our Common Stock

The trading market in our common stock has been limited and substantially less liquid than the average trading market for a stock quoted on the Nasdaq Markets.

Since our listing on the Nasdaq Capital Market in May 2019, the trading market in our common stock has been limited and less liquid than the average trading market for companies listed on the Nasdaq exchange. The listing of our common stock on the Nasdaq Capital Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock.

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

The trading price of our common stock is likely to be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

●	the product candidates we seek to pursue, and our ability to obtain rights to develop, commercialize and market those product candidates;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	actual or anticipated adverse results or delays in our clinical trials;

●	our failure to commercialize our product candidates, if approved;

●	unanticipated serious safety concerns related to the use of any of our product candidates;

●	adverse regulatory decisions;

●	additions or departures of key scientific or management personnel;

●	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;

●	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our product candidates;

●	our dependence on third parties, including CROs as well as our potential partners that provide us with companion diagnostic products; failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;

●	actual or anticipated variations in quarterly operating results;

●	failure to meet or exceed the estimates and projections of the investment community;

●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

●	conditions or trends in the biotechnology and biopharmaceutical industries;

●	introduction of new products offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to maintain an adequate rate of growth and manage such growth;

●	issuances of debt or equity securities;

●	sales of our common stock by us or our stockholders in the future, or the perception that such sales could occur;

●	trading volume of our common stock; ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;

●	general political and economic conditions;

●	effects of natural or man- made catastrophic events; and

●	the market value of the Circassia shares; and

●	other events or factors, many of which are beyond our control.

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

We incur increased costs associated with, and our management currently do and, in the future, will need to devote substantial time and effort to, compliance with public company reporting and other requirements.

As a public company, and particularly if and after we cease to be an “emerging growth company” or a “smaller reporting company,” we incur significant legal, accounting and other expenses that AIT Ltd. did not incur as a private company. In addition, the rules and regulations of the SEC and national securities exchanges impose numerous requirements on public companies, including requirements relating to our corporate governance practices, with which we now need to comply. Since becoming subject to the Exchange Act, we have been required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel currently do and, in the future, will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations, and our efforts and initiatives to comply with those requirements could be expensive.

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

Other than the cash dividend paid in connection with the Merger, we have never declared or paid any dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future. Any future payment of cash dividends in the future would depend on our financial condition, contractual restrictions, solvency tests imposed by applicable corporate laws, results of operations, anticipated cash requirements and other factors and will be at the discretion of our Board of Directors. Our stockholders should not expect that we will ever pay cash or other dividends on our outstanding capital stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office is located at 825 East Gate Boulevard, Suite 320, Garden City, New York 11530 under a lease that expires in June 2023. We also lease office space at 12 Eli Horovitz Street, Rehovot, 7414002 Israel and that lease expires on March 31, 2020. The Company has a research and development facility in Madison, Wisconsin under a lease that expires on April 2021.

ITEM 3. LEGAL PROCEEDINGS

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”), filed a complaint in the Supreme Court of the State of New York, relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. The Empery Suit alleges that, as a result of certain circumstances in connection with our February 2018 offering, warrants issued to Empery in January 2017 provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise. Empery seeks monetary damages and declaratory relief under theories of breach of contract or contract reformation predicated on mutual mistake. The Company intends to vigorously defend all claims. Given the early stage of the litigation, it is not possible to determine or assess the probability of any particular outcome. The Company believes they met the contractual requirements of the contract and properly adjusted the applicable warrants in accordance with the protection features.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed under the symbol “AITB” on the Nasdaq Capital Market since May 7, 2019. From August 28, 2018 until May 6, 2019, our common stock was quoted on the OTC Pink.

Stockholders

As of June 19, 2019, there were approximately 161 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in “street” or nominee name through brokerage firms.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under the Company’s equity compensation plans is contained in Part III, Item 11 of this Annual Report.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Unregistered Sales of Equity Securities

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

Introduction

We are an emerging medical device company developing a nitric oxide generator and delivery system (the “Beyond Air NOGDS”) that is capable of generating NO from ambient air. The Beyond Air NOGDS can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs. The Beyond Air NOGDS can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. We believe that the Beyond Air NOGDS can be used to treat patients on ventilators that require NO, as well as patients with chronic lung disease or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that our Beyond Air NOGDS can potentially address. Our initial areas of focus are persistent pulmonary hypertension of the newborn bronchiolitis and nontuberculous mycobacteria. Our current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our System will be marketed as a medical device in the U.S.

With respect to PPHN, our novel Beyond Air NOGDS is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low-concentration NO). We believe our Beyond Air NOGDS has many competitive advantages over the current approved NO delivery systems in the U.S., European Union, Japan and other markets. For example, our Beyond Air NOGDS does not require the use of a high-pressure cylinder, utilizes less space than other similar devices, does not require cumbersome purging procedures and places less burden on hospital staff in carrying out safety procedures.

Our novel Beyond Air NOGDS can also deliver a high concentration of NO to the lungs, which we believe has the potential to eliminate microbial infections, including bacteria, fungi and viruses, among other benefits. We believe current FDA approved NO vasodilation treatments would have limited success in treating microbial infections given the low c concentrations of NO being delivered. Given that NO is produced naturally by the body as an innate immunity mechanism at a concentration of 200 ppm, supplemental high dose NO should aid in the body’s fight against infection. Based on our clinical studies, we believe that 160 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, neither the FDA nor equivalent regulatory agencies in other countries or regions have approved any NO formulation and/or delivery system for the delivery of a dosage of NO at 160 ppm or higher to the lungs.

To date, we had $7,724,001 from license revenue from the Circassia license agreement. We have not generated revenues from royalties or sales of any product and will not until we obtain marketing approval of, and commercialize, our product candidates. As of March 31, 2019, we had an accumulated deficit of $37,644,572. Our financing activities are described below under “Liquidity and Capital Resources.”

Financial Operations Overview

Critical Accounting Estimates and Policies

We describe our significant accounting policies more fully in Note 2 to our consolidated financial statements for the year ended March 31, 2019, three months ended March 31, 2018 and for the year ended December 31, 2017.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of the Company’s stock on the date of grant. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model adjusted for the unique characteristics of those instruments. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The Company does not have enough history to establish volatility based upon its own stock trading. Therefore, the expected volatility was based upon similar publicly traded peer companies. The Company routinely reviews its calculation of volatility changes in future volatility, the Company’s life cycle, its peer group, and other factors. The Company uses the simplified method for share-based compensation to estimate the expected term Compensation expense for options and warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured, and is recognized over the service period. The expense was previously adjusted to fair value at the end of each reporting period until such awards vested, and the fair value of such instruments, as adjusted, is expensed over the related vesting period. Adjustments to fair value at each reporting date resulted in income or expense, depending upon the estimate of fair value and the amount of expense recorded prior to the adjustment. In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The Company’s significant estimates are accrual of expenses under consulting and licensing agreements, stock-based compensation, and warrant liabilities valuation assumptions used in revenue recognition, and the determination of deferred tax attributes and the valuation of allowance thereon.

Licensing Right to Use Technology

Licensing right to use technology is an intangible asset resulting from the NitricGen transaction. The intangible asset was valued based upon the fair value of the options issued to NitricGen and the cash paid for this transaction. The Company reversed a prior period expense of $200,000 and recorded a licensing right to use asset related to acquired technology. This adjustment was due to the Company’s re-assessment of the acquired technology and the conclusion that it has alternative future use. The license contains two milestone payments aggregating $1,800,000.

Impairment of Long-Lived Assets

The Company assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s impairment review process is based upon an estimate of future undiscounted cash flow. Factors we consider that could trigger an impairment review include the following:

●	significant underperformance relative to expected historical or projected future operating results,

●	significant changes in the manner of our use of the acquired assets or the strategy for our overall business,

●	significant negative industry or economic trends, and

●	significant technological changes, which would render equipment and manufacturing processes obsolete.

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs.

Revenue Recognition

During the year ended March 31, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the modified retrospective method which consisted of applying and recognizing the cumulative effect of Topic 606 at the date of initial application. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”). There was no impact on adoption to the Company’s consolidated financial statements related to the adoption of ASC 606 since there was no historical revenue at such time.

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

The Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on an estimated stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a license arrangement, they are recorded as contract liabilities or deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2019, and March 31, 2018, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal, various state, and International income tax returns. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances. Such adjustment is reflected in the tax provision when appropriate. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of operations and comprehensive loss. The Company has recorded a liability in accrued expenses of $154,300 for certain tax position as of March 31, 2019 and 2018. Tax returns that are open for examination for the Company is since 2015 for AIT is from 2013 to 2017.

Investment in Marketable Securities

Investments in marketable securities classified available for sale are carried at fair value with the changes in unrealized gains and losses recognized in the Company’s results in income or (loss). Realized gains and (loss) from the sale of marketable securities are recognized in the statement of operations. using the specific identification method on a trade date basis. Additionally, we assess our marketable equity securities for potential other-than-temporary impairment. The Company employ a methodology that considers available evidence in evaluating potential other-than-temporary impairment of our marketable equity securities classified as available-for-sale. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and, for securities classified as available-for-sale, our intent and ability to hold the investment.

Derivative Instrument Liabilities

The Company had measured the warrants that had down round protection at fair value in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company’s statements of loss and comprehensive loss. During the fiscal third quarter of 2018, the Company adopted ASU 2017-11 retrospectively to outstanding financial instruments with a down round feature by means of cumulative-effect adjustment. The balance as of April 1, 2018 for additional paid-in capital was increased by $6,194,292 and accumulated deficit was decreased by $516,358 and therefore are classified in stockholders’ equity.

Commitment and Contingencies

On October 22, 2013, The Company entered into a patent license agreement with a third party, pursuant to which Beyond Air agreed to pay to the third party a non-refundable upfront fee of $150,000 and is obligated to pay 5% royalties of any licensed product revenues, but at least $50,000 per annum through the term of the agreement and the advance is credited against future royalties payments. As of March 31, 2019, the Company did not pay any royalties since the Company did not have any revenues from this license. The term of the agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that we do not meet certain milestones.

In August 2015, Beyond Air entered into an Option Agreement (the “Option Agreement”) with a third party whereby Beyond Air acquired the Option to purchase certain intellectual property assets and rights (the “Option”) on September 7, 2016 for $25,000. On January 13, 2017 we exercised the Option and paid $500,000. Upon exercise of the Option, we became obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which we receive regulatory approval for the commercial sale of the first product candidate qualifying under the agreement. These milestone payments are almost entirely sales related and are capped at a total of $87 million across three separate and distinct indications that fall under the agreement with the majority of them, approximately $83 million, being sales related based on cumulative sales milestones for each of the three products. Beyond Air exercised the Option in January 2017. Beyond Air issued to the third party a warrant (the “Third Party Warrant”) to purchase up to 178,570 ordinary shares of Beyond Air at an exercise price of $4.80 for each share. This warrant was exchanged for a warrant to acquire the same number of shares of the Company’s common stock upon consummation of the merger. The shares exchange was at 1:1 ratio. The Company recorded stock-based compensation expense of $479,700 to research and development based upon the fair value using the Black-Scholes option pricing model. On May 10, 2018, the Company issued to the third-party additional warrants to purchase up to 29,763 shares of the Company at an exercise price of $4.80 per share for each share of common stock. The Company recorded stock-based compensation expense of $55,900 to research and development based upon the fair value using the Black-Scholes option pricing model. The warrants expire in January 2024.

On January 31, 2018 the Company entered into an agreement (“Agreement”) with NitricGen, Inc. (“NitricGen”) and acquired a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to NO delivery systems (“Delivery System”). The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2,000,000 in future payments based upon achieving certain milestones, as defined in the Agreement, and royalties on sales of the Delivery System. The Company paid NitricGen $100,000 upon the execution agreement, $100,000 upon achieving the next milestone and has an obligation to issue 100,000 options to purchase the Company’s stock upon executing the agreement. The remaining future milestone payments is $1,800,00 of which $1,500,000 in six months after the first approval of the eNOGenorator by the FDA or EMEA. The term of the options is five year and has an exercise price of $6.90 per share. On June 19, 2019, the 100,000 options to purchase common stock were issued. The Company recorded stock-based compensation of $295,000 which was the fair market value of the options Black-Scholes option pricing model. The Company used a volatility rate of 79.9%, risk-free interest rate of 2.5%, an expected term of five years and a dividend rate of 0%. The Company recorded the milestone payments and the fair market value of the options as a licensing right to use the technology which is an intangible asset, aggregating $495,000. The Company reversed a prior period expense of $200,000 and recorded a licensing right to use asset related to acquired technology. This adjustment was due to the Company’s re-assessment of the acquired technology and the conclusion that it has alternative future use.

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”), filed a complaint in the Supreme Court of the State of New York, relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. The Empery Suit alleges that, as a result of certain circumstances in connection with the February 2018 Offering, the January 2017 Warrants issued to Empery provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise. Empery seeks monetary damages and declaratory relief under theories of breach of contract or contract reformation predicated on mutual mistake. The Company intends to vigorously defend all claims. Given the early stage of the litigation, it is not possible to determine or assess the probability of any particular outcome. The Company believes they met the contractual requirements of the contract and properly adjusted the applicable warrants in accordance with the protection features.

Results of Operations

We have changed our fiscal year end from December 31 to March 31 effective for our fiscal year 2018. Accordingly, we have reported our results for the year ended March 31, 2019, for the three months ended March 31, 2018 and for the year ended December 31, 2017.

To facilitate comparisons to our Management’s Discussion and Analysis, we have presented similar audited and unaudited periods, including the audited results for the year ended March 31, 2019 as compared to the unaudited results for the year ended March 31, 2018. The following discussion should be read in conjunction with the Selected Historical Consolidated Financial Data presented above, our Consolidated Financial Statements, the notes to those statements and other financial information appearing elsewhere in this Form 10-K.

Comparison of the year ended March 31, 2019 to the year ended March 31, 2018

	Year Ended March 31, 2019	Year Ended March 31, 2018
		(Unaudited)
License revenue	$7,724,001	$-

Operating expenses
Research and development	(3,929,558)	(4,636,287)
General and administrative	(6,852,988)	(5,306,884)

Operating loss	(3,058,545)	(9,943,171)

Other income (loss)
Change in fair value of warrant liabilities	-	(794,093)
Unrealized loss on available for sale marketable securities	(3,581,193)	-
Dividend income	85,242	-
Imputed interest income with respect to loans from related parties and others and loans from bank		3,495
Foreign exchange (loss) gain	(920)	21,524
Other (expenses) income	(3,034)	(3,610)
Total other loss	(3,499,905)	(772,684)

Net loss	$(6,558,450)	$(10,715,855)

Net loss per share – basic and diluted	$(0.77)	$(1.68)

Weighted average number of common shares outstanding – basic and diluted	8,498,525	6,391,218

License Revenue

License revenue for the year ended March 31, 2019 was $7,724,001 and $0 for the year ended March 31, 2018.

On January 23, 2019, the Company entered into an agreement for commercial rights (“the License Agreement”) with Circassia Pharmaceuticals plc, (“Circassia”) (located in the United Kingdom) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. The Company may receive payments up to $32.5 million in up front and regulatory milestones, of which $31.5 million is associated with the U.S. market. All such payments are payable in cash or ordinary shares of Circassia Pharmaceuticals plc, at the discretion of Circassia Pharmaceuticals, Inc., with payments in cash discounted by approximately 5%. During the fourth quarter 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to two separate identified performance obligations, one being the transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $9,987,295, and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was valued at $2,263,394 and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. Through March 31, 2019, $607,769 of such deferred revenue associated with this second performance obligation has been recognized.

Research and Development

Research and development for the year ended March 31, 2019 was $3,929,558, as compared to $4,636,287 for the year ended March 31, 2018. The decrease of $706,729 was primarily attributed to clinical trial expenses for the year ended March 31, 2018 of $1,370,481, offset by an increase in non-cash stock-based compensation expense of $405,946 and $313,557 for the development of NO Generator and Delivery System. The Company reversed a prior period expense of $200,000 and recorded a licensing right to use asset related to acquired technology. This adjustment was due to the Company’s re-assessment of the acquired technology and the conclusion that it has alternative future use.

General and Administrative Expenses

General and administrative expense for the year ended March 31, 2019 was $6,852,988, as compared to $5,312,884 for the year ended March 31, 2018. The increase of $1,540,104 was primarily attributed to increases in salaries and benefits of $641,957 and professional fees of $990,083 for the for the year ended March 31, 2019 as compared to the year ended March 31, 2018. This was due to the hiring of additional employees and professional fees related to the Circassia agreement and filing and maintenance of patents. This was offset by a decrease in non-cash stock-based compensation of $510,810 for the year ended March 31, 2019. In August 2018 and November 2018, the Board of Directors granted to the Directors and Officers, 810,000 options to purchase common stock. Non-cash stock-based compensation for the year ended March 31, 2019 was $1,977,403, of which $1,476,524 related to aforementioned August 2018 and November 2018 option grants.

Other Income (Loss)

Other loss for the year ended March 31, 2019 was $3,499,905, as compared to $772,684 for the year ended March 31, 2018. For the year ended March 31, 2019, $3,581,193 was primarily from for the unrealized loss on available for sale securities and realized loss on related to Circassia Pharmaceuticals plc stock. For the year ended March 31, 2018, a non-cash expense of $794,093 was due to the change in fair market value of the warrant liabilities.

Net Loss

As a result of the foregoing, our net loss for the year ended March 31, 2019, was $6,558,450 or $0.77 per share, basic and diluted, as compared to a net loss for the year ended March 31, 2018 was $10,715,855 or 1.68 per share, basic and diluted.

Liquidity and Capital Resources

Overview

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products in the next several years. Since the time the Company became public through March 31, 2019, we have funded our operations principally through the issuance of equity securities. As shown in the accompanying financial statements, the Company has incurred cash provided from operating cash flows of $1,341,052 for the year March 31, 2019 and has accumulated losses of $37,644,572 since inception through March 31, 2019. The Company has cash equivalent and marketable securities of $7,899,804 as of March 31, 2019. Included in marketable securities is Circassia Pharmaceuticals plc of $5,649,486, see (Note 9) to the consolidated financial statements and notes thereto. This stock has declined in value $3,733,437 for the year ended March 31, 2019. Based upon the Company’s business plan assumption and expected cash burn rate, including net proceeds received through June 26, 2019, from common stock sales discussed below, and excluding any proceeds from the sale of Circassia stock, the Company estimates that it has enough cash to operate its business into the third calendar quarter of 2020. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs.

In August 2018, the Company entered into a Stock Purchase Agreement with Lincoln Park Corporation for $20 million. The Company may sell and issue LPC and LPC is obligated to purchase up to $20 million in value of shares of common stock from time to time over three years. The Company may direct LPC, at its sole discretion, and subject to certain conditions, to purchase up to 10,000 to 30,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that LPC cannot make any single purchase that exceeds $750,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Stock Purchase Agreement. From the execution of the Purchase Agreement on August 10, 2018 to March 31 2019, the Company issued and sold to LPC 297,000 shares of common stock at an average price of $4.53 per shares for gross of $1,344,185 and incurred offering costs of $545,000 that was charged to additional paid in capital. Net proceeds for these transactions were $799,185. Subsequent to March 31, 2019, through May 23, 2019, the Company issued and sold to LPC 250,000 shares of common stock for proceeds of $1,173,810 at an average price of $4.70 per share. There is $17,482,005 remaining under the Purchase Agreement

On January 23, 2019, the Company entered into an agreement for commercial rights (“the License Agreement”) with Circassia (located in the United Kingdom) for persistent pulmonary hypertension of the newborn (PPHN) and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. The Company may receive payments up to $32.5 million in up front and regulatory milestones, of which $31.5 million is associated with the U.S. market. The Company met the first two milestones which resulted in the payment of $10.5 million in Circassia’s ordinary shares. The ordinary share price was predetermined as subject to a volume weighted average price that was defined in the Licensing Agreement. The Company will receive future royalties from 15-20% based upon gross profit, which is defined in the License Agreement. We received 17,572,815 ordinary shares of ordinary shares of Circassia stock and as of March 31, 2018, the Company had 16,267,815 shares. The Company incurred an unrealized and realized loss of $3,733,437 and $82,310 respectively, resulting from the decline in the market value of Circassia ordinary shares through March 31, 2019. The fair market value of the Circassia ordinary shares was discounted by approximately 4.8% based upon management’s assessment of a variety of factors including the estimated time the Company plans on selling these shares, its trading volume, the arm’s length negotiations if such shares were paid in cash by Circassia and if a large block of shares were sold at one time.

On June 3, 2019, the Company entered into subscription agreements with several accredited investors for the sale of an aggregate of 1,583,743 shares of common stock at a $5.00 per share and $5.15 per share to employees, directors and officers. The Company raised gross proceeds of $7,960,635 The Offering closed on June 3, 2019. The Offering was made directly by the Company without an underwriter or placement agent.

Our ability to continue to operate is dependent upon the filing of our PMA, expected timing of the Company’s launch of our product, obtaining Partners in other parts of the world, timing of future milestones and royalties, raising additional funds to finance our activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. The Company’s ability to continue to operate is dependent upon raising additional funds to finance its activities.

There are numerous risks and uncertainties associated with the development of our NO delivery system, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate.

Our future capital requirements will depend on many factors, including:

●	the progress and costs of our preclinical studies, clinical trials and other research and development activities;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the costs and timing of obtaining regulatory approval for our product candidates;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs of, and timing for, strengthening our manufacturing agreements for production of sufficient clinical quantities of our product candidate;

●	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally;

●	the costs of acquiring or undertaking the development and commercialization efforts for additional, future therapeutic applications of our product candidate;

●	the magnitude of our general and administrative expenses; and

●	any cost that we may incur under current and future in-and out-licensing arrangements relating to our product candidate.

Cash Flows

For the Year Ended March 31, 2019 as compared to the Year Ended March 31, 2018 is as follows:

	For The Year Ended March 31, 2019	For The Year Ended March 31, 2018
		(Unaudited)
Net cash provided by (used in):
Operating activities	$1,341,052	$(8,692,450)
Investing activities	$(1,793,639)	$(8,523,987)
Financing activities	$1,071,490	$10,813,767
Net increase (decrease) in cash, cash equivalents and restricted stock	$618,903	$(6,402,670)

Operating Activities

For the year ended March 31, 2019, the net cash provided by operating activities was $1,341,052 which was primarily due to our net loss of $6,558,440, a decrease in prepaid expenses of $729,159 and was offset by an increase in unrealized loss in available for sale securities of $3,498,883, deferred revenue of 2,263,494, accrued expenses of $322,633,contingent liability of $250,000 and non-cash stock-based compensation expense of $2,399,321. For the year ended March 31, 2018, net cash used in operating activities $8,692,450 was primarily due to the net loss of $10,715,855, which was offset by a non-cash expense for the change in fair value of derivative liabilities of $793,956 and non-cash stock-based compensation expense of $574,395.

Investing Activities

For the year ended March 31, 2019, cash used in investing activities was $1,793,639 which was from the net purchases of available for sale marketable securities of $1,737,164 and $56,475 purchase of property and equipment. For the year ended March 31, 2018, the Company used in activities $8,523,987 which was from the net purchases of available for sales marketable of $8,304,092 and $219,595 of property and equipment.

Financing Activities

For the year ended March 31, 2019, net cash provided by financing activities was $1,071,490 which was primarily from the net proceeds of $799,156 from the sale of stock to Lincoln Park Financial Corporation and a bank loan of $292,250. For the year ended March 31, 2018, net cash provided by financing activities was $10,813,767 which was from the sale of common stock and warrants.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter for the year ended March 31:

	2020	2021	2022	2023	2024	2025	Total
Rent	$129,100	$90,100	$65,400	$64,700	$16,300	$-	$365,600
Note	263,604	-	-	-	-	-	263,604
Total	$392,704	$90,100	$65,400	$64,700	$16,300	$-	$629,204

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

We have received Circassia Shares as payment, the price will be converted into US dollars for purposes of calculating our payment. As a result, our payment will be exposed to currency exchange rate risk with respect to British Pounds. Our net payment will depend on the extent to which British Pounds strengthens or weakens against the U.S. dollar and the relative weight of Circassia Shares we receive as payment. If, taking into account such weighting, the U.S. dollar strengthens against British Pounds, the price of Circassia Shares will be adversely affected and our payment may be reduced.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report of our independent registered public accounting firm, required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those consolidated financial statements is found in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that information required to be disclosed in this annual report and filed with the SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our Company to disclose information otherwise required to be set forth in our reports. Nevertheless, our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based on our evaluation, our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this annual report are effective at such reasonable assurance level.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2019.

(c)	Attestation Report of Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm as we are not an accelerated filer or a large accelerated filer.

(d)	Changes in Internal Controls over Financial Reporting

There were no other changes in our internal control over financial reporting that occurred during the year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective June 26, 2019, the Company changed its name to “Beyond Air, Inc.” from “AIT Therapeutics” by filing a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The name change does not affect the rights of the Company’s security holders. There were no other changes to the Certificate of Incorporation in connection with the name change. The Company’s ticker symbol will continue to be “AITB.”

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth the name, age and position of each of our directors and executive officers and as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Steven A. Lisi	48	Chief Executive Officer and Chairman of the Board of Directors
Amir Avniel	45	President, Chief Operating Officer and Director
Douglas Beck, CPA	58	Chief Financial Officer
Ron Bentsur	51	Director
Erick J. Lucera	51	Director
Yoori Lee	46	Director
Dr. William Forbes	57	Director
Robert F. Carey	60	Director

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

Douglas Beck, CPA, Chief Financial Officer

Douglas Beck has been our Chief Financial Officer since November 1, 2018. He was the Chief Financial officer of JLM Couture Inc, from February 16 until October 31, 2018, the Chief Financial Officer of Relmada Therapeutics, Inc. from December 2013 and was the Chief Financial Officer for iBio, Inc. from January 2011 to March 2013. In addition, Mr. Beck serves on the New York State Society of CPAs Chief Financial Officer and SEC committee. Mr. Beck is a graduate of Fairleigh Dickinson University and is a licensed certified public accountant in New York.

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

Yoori Lee, Director

Ms. Yoori Lee joined Beyond Air’s Board of Directors in January 2018. She has served as Co-founder and President of Trio Health Advisory Group, Inc. since 2013. Trio Health’s mission is to improve the quality of care in patient outcomes through coordinating the efforts of all patient care stakeholders. Prior to Trio Health, Ms. Lee spent over 15 years at Leerink Partners LLC, a leading healthcare investment bank, where she was Managing Director, and Director of MEDACorp Services. Additionally, she helped found the MEDACorp network, a cadre of experts including more than 35,000 healthcare professionals in diverse areas of practice such as clinical medicine, biomedical research, regulatory affairs, public policy, healthcare administration and healthcare information technology. Yoori’s perspective on the industry is unique and provides Beyond Air with a distinct advantage over other companies of our size and stage of development.

Dr. William Forbes, Director

Dr. William Forbes joined Beyond Air’s board of Director in August 2018. He brings to the Beyond Air Board more than 30 years of pharmaceutical product development experience and, working with health authorities in the US and Europe, has contributed to numerous marketing approvals spanning a diverse range of therapeutic areas. Dr. Forbes currently serves as the founder, President and Chief Executive Officer of Vivelix Pharmaceuticals, Ltd., a clinical-stage pharmaceutical company focused on gastrointestinal diseases since 2016. Prior to founding Vivelix, Dr. Forbes was at Salix Pharmaceuticals as the Chief Development Officer and also Head of Medical and R&D. Prior to Salix, Dr. Forbes spent 15 years in Clinical Development & Regulatory Affairs and Clinical Research at a number of global pharmaceutical companies.

Robert F. Carey

Mr. Carey joined Beyond Air’s Board of Directors in February 2019. He has an extensive track record of accomplishment within the healthcare investment banking industry. He has assisted biotech and specialty pharma companies raise more than $10 billion in initial public offerings, follow-on offerings, debt offerings, and private placements. He has served as a financial advisor on mergers, acquisitions, and strategic alliance transactions with a total deal value of more than $10 billion. Mr. Carey continues to serve as executive vice president and chief business officer at Horizon Pharma since 2014, during which Horizon Pharma deployed in excess of $3 billion to acquire or license eight commercial products and three products in development and grew net sales from $74 million in 2013 to approximately $1.2 billion* in 2018, a compound annual growth rate of 75%. Before Horizon, he spent more than 11 years as managing director and head of the life sciences investment banking group at JMP Securities. Mr. Carey was a managing director in the healthcare groups at Dresdner Kleinwort Wasserstein and Vector Securities for a total of 14 years. He received his B.B.A. in Accounting from the University of Notre Dame. Mr. Carey currently serves on the board of Sangamo Therapeutics, Inc.

Erick J. Lucera, Director

Erick J. Lucera joined Beyond Air’s Board of Directors in August 2017 and serves on our Audit Committee. He is the Chief Financial Officer of Valeritas, a U.S. NASDAQ traded commercial stage company developing new technology for diabetes. Mr. Lucera served as Chief Financial Officer, Treasurer and Secretary of Viventia Bio. From 2012 to 2015, he was Vice President, Corporate Development at Aratana Therapeutics, a veterinary biopharmaceutical company. While at Aratana, he helped grow the company’s product pipeline through a series of acquisitions and in licensing transactions financed through five public and private offerings of nearly $250 million. Before his career as a healthcare company executive, Mr. Lucera spent over 15 years in investment management as a healthcare analyst at Eaton Vance, the portfolio manager of the Triathlon Life Sciences Fund at Intrepid Capital and as head of the healthcare research team at Independence Investments. He holds a Certificate in Public Health from Harvard University, an MS in quantitative finance from Boston College, an MBA from Indiana University Bloomington, and a BS in accounting from the University of Delaware. Mr. Lucera has obtained CFA, CMA, and CPA designations. Erick’s financial and industry background serve us well on many fronts, including our audit committee.

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

Board Committees

Our Board of Directors has established three standing committees: the audit committee, the compensation committee and the nominating committee. The current members of our audit committee are Erick Lucera, Ron Bentsur and Robert F. Carey with Erick Lucera serving as chairperson. The current members of our compensation committee are Yoori Lee, Erick J. Lucera, and Ron Bentsur with Yoori Lee serving as chairperson. The current members of our nominating committee are Erick Lucera, Yoori Lee and Dr. William Forbes.

Our Board of Directors has determined that Erick Lucera, Ron Bentsur and Robert F. Carey meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission (“SEC”) regulations and Section 5605(c)(2)(A) of the NASDAQ Stock Market listing rules and that Erick J. Lucera, Yoori Lee and Ari Raved meet the additional test for independence for compensation committee members imposed by Section 5605(d)(2)(A) of the NASDAQ Stock Market listing rules.

Audit Committee

The primary purpose of our audit committee is to assist the Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. Our audit committee met four times during the year period ended March 31, 2019. The functions of our audit committee include, among other things:

●	hiring the independent registered public accounting firm to conduct the annual audit of our consolidated financial statements and monitoring its independence and performance;
●	reviewing and approving the planned scope of the annual audit and the results of the annual audit;
●	pre-approving all audit services and permissible non-audit services provided by our independent registered public accounting firm;
●	reviewing the significant accounting and reporting principles to understand their impact on our consolidated financial statements;
●	reviewing our internal financial, operating and accounting controls with management, our independent registered public accounting firm and our internal audit provider;
●	reviewing with management and our independent registered public accounting firm, as appropriate, our financial reports, earnings announcements and our compliance with legal and regulatory requirements;
●	periodically reviewing and discussing with management the effectiveness and adequacy of our system of internal controls;
●	in consultation with management and the independent auditors, reviewing the integrity of our financial reporting process and adequacy of disclosure controls;

●	reviewing potential conflicts of interest under and violations of our code of conduct;
●	establishing procedures for the treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and confidential submissions by our employees of concerns regarding questionable accounting or auditing matters;
●	reviewing and approving related-party transactions; and
●	reviewing and evaluating, at least annually, our audit committee’s charter.

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

Compensation Committee

The primary purpose of our compensation committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. The functions of our compensation committee include, among other things:

●	designing and implementing competitive compensation, retention and severance policies to attract and retain key personnel;
●	reviewing and formulating policy and determining the compensation of our Chief Executive Officer, our other executive officers and employees;
●	reviewing and recommending to our Board of Directors the compensation of our non-employee directors;
●	reviewing and evaluating our compensation risk policies and procedures;
●	administering our equity incentive plans and granting equity awards to our employees, consultants and directors under these plans;
●	administering our performance bonus plans and granting bonus opportunities to our employees, consultants and non-employee directors under these plans;

●	if required from time to time, preparing the analysis or reports on executive officer compensation required to be included in our annual proxy statement;
●	engaging compensation consultants or other advisors it deems appropriate to assist with its duties; and
●	reviewing and evaluating, at least annually, our compensation committee’s charter.

The compensation committee retains sole authority to hire any compensation consultant, approve such consultant’s compensation, determine the nature and scope of its services, evaluate its performance, and terminate its engagement.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides information regarding the compensation earned by our named executive officers for the year ended March 31, 2019, three months ended March 31, 2018 and for the year ended December 31, 2017.

Name and Principal Position	Year	Salary Cost	Restricted Stock Awards (A)		Option Awards (A)	Bonus		Total

Steven A. Lisi. (1)	2019	$450,000		$462,007	$1,927,657	$		$2,839,657
Chief Executive Officer and Chairman of the Board	2018	$130,000		$-	$-		$-	$130,000
	2017	$163,000		$-	$-		$-	$163,000

Amir Avniel (2)	2019	$400,000		$220,200	$727,790		$-	$1,347,990
President, Chief Operating Officer and Director	2018	$85,000		$27,000	$-		$-	$112,000
	2017	$286,000		$89,000	$-		$50,000	$425,000

Douglas Beck, CPA
Chief Financial Officer (3)	2019	$104,167		$-	$300,012		$-	$404,179

Hai Aviv
Chief Financial Officer (4)	2017	$160,000		$-	$39,000			$199,000

Adam Newman Inhouse Counsel (5)	2019	$250,000		$229,500	$492,493			$971,993
	2018	$62,500	$		$-		$-	$62,500

Duncan Fatkin (6)	2019	$104,167			$312,934	$		$417,101

(A)	This column represents the grant date fair value of the award in accordance with stock-based compensation rules under Accounting Standards Codification Topic 718

(1)	Mr. Lisi was appointed as the Company’s CEO on June 14, 2017. Presented in the above table include payments which were paid to Mr. Lisi since his appointment as the Company’s CEO.

(2)

In February, 2017, the Board of Directors approved a salary to Mr. Avniel of $260,000 per annum, which was thereafter confirmed by the Board of Directors in June 2017 when Mr. Avniel resigned from the position of CEO and assumed the position of COO. In March 2018, the board of directors increased Mr. Avniel’s annual salary to $400,000.

(3)	Mr. Beck was appointed as the Company’s Chief Financial Officer on November 1, 2018.

(4)	Mr. Aviv resigned as Chief Financial Officer on April 30, 2018. Mr. Steve DiPalma replaced Mr. Aviv as Chief Financial Officer until the hiring of Mr. Beck.

(5)	Mr. Newman was appointed as the Company’s Chief Legal Officer and General Counsel effective March 1, 2018. Prior to this date, Mr. Newman was engaged by Beyond Air for attorney services through his Company.

(6)	Mr. Fatkin was appointed as the Company’s Chief Commercial Officer on January 14, 2019.

Employment and Service Agreements with Executive Officers; Consulting and Directorship Services with Directors

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

In January 2017, the board of directors approved a consulting fee payable to Mr. Lisi in an amount equal to $18,000 per month which terminated upon his acceptance of the CEO position in June, 2017 at which time, the Board of Directors approved a salary of $260,000 per annum to Mr. Lisi. In March 2018, the board of directors approved a salary of $450,000 per annum to Mr. Lisi pursuant to an employment agreement.

Effective March 1, 2018, we entered into an employment agreement with Mr. Lisi with an annual salary of $450,000. Pursuant to the terms and conditions of employment, Mr. Lisi will receive 400,000 options to purchase common stock vesting over a period of three years. In the event of termination without cause, Mr. Lisi will be entitled to severance equal to twenty-four months of base salary, a lump sum payment 1.5 times that of the most recent earned short term incentive award and all outstanding options would automatically vest.

Employment Agreement with Amir Avniel

On October 1, 2014, we entered into a service agreement with Amir Avniel, employing him to provide the Company with professional Chief Executive Officer services, effective as of October 1, 2014. As thereafter amended in September, 2015, Mr. Avniel was entitled to a base salary of $15,800 per month. If Mr. Avniel is terminated without cause, he shall be entitled to a salary continuation at the rate then in effect for a period of 90 days from the effective date of termination. In the event Mr. Avniel is terminated within two (2) years following the closing of a change of control of the Company, he shall be entitled to a salary continuation at the rate then in effect for a period of seven (7) months following the effective date of termination.

On October 31, 2016, Mr. Avniel waived the accrued but unpaid salary owed by the Company to him in the total aggregate amount of $304,000.

In February, 2017, the Board of Directors approved a salary to Mr. Avniel of $260,000 per annum, which was thereafter confirmed by the Board of Directors in June 2017 when Mr. Avniel resigned from the position of CEO and assumed the position of COO. In March 2018, the board of directors increased Mr. Avniel’s annual salary to $400,000.

Effective March 1, 2018, we entered into an employment agreement with Mr. Avniel with an annual salary of $400,000. Pursuant to the terms and conditions of employment, Mr. Avniel will receive 250,000 options to purchase common stock vesting over a period of three years. In the event of termination without cause, Mr. Avniel will be entitled to severance equal to twenty-four months of base salary, a lump sum payment equal to 1.5 times that of the most recent earned short term incentive award and all outstanding options would automatically vest.

Offer Letter Agreement with Douglas Beck

Pursuant to the terms of an employment offer letter agreement between the Company and Mr. Beck dated October 17, 2018. Mr. Beck will be paid an annual salary of $250,000 per year. The Company issued Mr. Beck options to purchase 85,000 shares of common stock of the Company at an exercise price of $4.25 per share. Under Mr. Beck’s offer letter his employment is at will. In the event of termination without cause he will be entitled to a severance equal to one month’s base salary for every six months employed by the Company not to exceed six months of base salary and the options will automatically vest.

Employment Agreement with Adam Newman

Effective March 1, 2018 we entered into an employment agreement with Mr. Newman with an annual salary of $450,000. Pursuant to the terms and conditions of employment, Mr. Newman will receive 150,000 options to purchase common stock vesting over a period of three years. In the event of termination without cause, Mr. Newman will be entitled to severance equal to twenty-four months of base salary, a lump sum payment equal to 1.5 times that of the most recent earned short term incentive award and all outstanding options would automatically vest.

Offer Letter Agreement with Duncan Fatkin

Pursuant to the terms of an employment offer letter agreement between the Company and Mr. Fatkin December 20, 2018, Mr. Fatkin will be paid an annual salary of $250,000 per year. The Company issued Mr. Fatkin options to purchase 85,000 shares of common stock of the Company at an exercise price of $4.25 per share. Under Mr. Fatkin’s offer letter his employment is at will. In the event of termination without cause he will be entitled to a severance equal to one month’s base salary for every six months employed by the Company not to exceed six months of base salary. In the event of a change of control of the Company, he will receive severance payments equal to six (6) months’ base salary and the options will automatically vest.

Equity Compensation Plan Information

On August 13, 2018, the Board approved the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance share awards, and other stock-based awards (collectively, the “stock awards”). Stock awards may be granted under the 2013 Plan to our employees, directors and consultants, other than incentive stock options which may only be granted to employees of the Company.

The maximum number of shares of common stock available for issuance under the 2013 Plan is 3,100,000 shares.

The 2013 Plan is scheduled to terminate on August 13, 2028. No stock awards shall be granted pursuant to the 2013 Plan after such date, but Awards theretofore granted may extend beyond that date. The Board may suspend or terminate the Plan at any earlier date pursuant to the 2013 Plan. No stock awards may be granted under the Plan while the Plan is suspended or after it is terminated.

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under the 2013 Plan as of March 31, 2019.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders -	-	$	-
Equity compensation plans not approved by stockholders	2,715,812	$4.48	310,525
Total	2,715,812	$4.48	310,525

Outstanding Equity Awards as of March 31, 2019

	Equity awards
Name	Date of Grant	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexcercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)
Steven A. Lisi	08/31/2018	200,000	200,000	-	4.25	08/13/2029	-
	03/31/2019	-	250,000		4.80	03/31/2029
	12/31/2018						88,000
	01/01/2019						12,000
Amir Avniel	08/31/2018	125,000	125,000	-	4.25	08/13/2029	-
	03/31/2019	-	140,000		4.80	03/31/2029
	12/31/2018						45,000
	01/01/2019						12,000
	02/20/2017	66,667	33,333		4.25	02/20/2027
Douglas Beck, CPA	11/01/2018	-	85,000		4.25	11/01/2028
	03/31/2019	-	15,000		4.80	03/31/2029
Adam Newman	08/31/2018	75,000	75,000	-	4.25	08/13/2029	-
	03/31/2019	-	140,000		4.80	03/31/2029
	12/31/2018						38,000
	01/01/2019						12,000
	06/30/2017 (1)	66,667	33,333		4.25	02/20/2027
Duncan Fatkin	02/14/2019	-	85,000		5.05	02/14/2029

(1)	Received for performing legal services for the Company

Director Compensation

Persons serving as both an Officer and a Director of the Company are only included in the Executive Compensation Table above for the year ended March 31, 2019.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Dr, William Forbes (1)	-	-	99,190	-	-	-	99,190
Ron Bentsur (3)	-	-	83,730	-	-	-	83,730
David Grossman (1)	-	-	-	-	-	-	-
Erick J. Lucera (4)	-	-	95,380	-	-	-	95,380
Ari Raved (2) (5)	-	-	83,730	-	-	-	83,730
Yoori Lee (6)	-	-	83,730	-	-	-	83,730
Robert F. Carey (2)	-	-	90,271	-	-	-	90,271

(1)	Dr. Forbes was appointed to the Board on August 13, 2018 effective upon Mr. Grossman’s resignation on such date. During the year ended March 31, 2019, Dr. Forbes received options to purchase 25,000 and 8,000 shares of stock at $4.25 and $4.80 per share, respectively and which option expire in ten years.

(2)	Mr. Carey was appointed to the Board on February 13, 2019 effective upon Mr. Raved’s resignation on such date. During the year ended March 31, 2019, Mr. Carey received options to purchase 25,000 and 1,000 shares of stock at $4.95 and $4.80 per share, respectively and which option expire in ten years.

(3)	During the year ended March 31, 2019, Mr. Benstur received options to purchase 24,000 shares of stock at $4.80 per share, respectively and which option expire in ten years.

(4)	During the year ended March 31, 2019, Mr. Lucera received options to purchase 25,000 and 20,000 shares of stock at $4.25 and $4.80 per share, respectively and which option expire in ten years.

(5)	During the year ended March 31, 2019, Mr. Raved received options to purchase 24,000 shares of stock at $4.80 $4.80 per share, respectively and which option expire in ten years. This option grant was issued after his resignation from the Board of Directors.

(6)	During the year ended March 31, 2019, Ms. Lee received options to purchase 25,000 and 15,000 shares of stock at $4.25 and $4.80 per share, respectively and which option expire in ten years.

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

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. Percentage computations are based on 10,580,680 shares of our common stock outstanding as of June 19, 2019.

Under the terms of the warrants issued by the Company to the holders listed below, no holder may exercise a warrant to the extent such exercise would cause such holder, together with its affiliates and any other persons acting as a group with such holder or any of its affiliates, to have acquired a number of shares of common stock which would exceed 4.99%, or, in the case of certain holders indicated below, 9.985%, (subject to an increase of such percentage to 9.99% on 61 days’ notice by the holder to the Company) of our then outstanding common stock, excluding for purposes of such determination shares of common stock issuable upon exercise of warrants that have not been exercised. We refer to the foregoing limitation applicable to each individual holder or group as the “Ownership Cap.” The share numbers in the table below do not reflect the Ownership Cap, but the figures contained in the “Percentage of Outstanding Shares” column reflect the Ownership Cap applicable to each holder.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Outstanding Shares (2)
5% Owners
Deerfield Special Situations Fund, L.P.	856,863	(3)	7.17	%(4)
Pulmonox Technologies Corporation	1,012,496	(5)	4.99	%(4)
Allianz Global Investor U.S Holdings LLC	889,863	(6)	7.98	%(4)
Ari Raved	768,260	(7)	7.17	%(4)
Executive Officers and Directors
Steven A. Lisi	981,764	(8)	7.25	%(4)
Amir Avniel	699,667	(9)	6.07	%(4)
Ron Bentsur	356,918	(10)	3.35%
Dr. William Forbes	0		0%
Robert F, Carey	19,418		*	%
Erick Lucera	8,892	(11)	*
Yoori Lee	10,934	(12)	*
Douglas Beck, CPA	9,710		*
Executive Officers and Directors as a Group (Eight persons)	2,096,712		17.22%

*	Less than one percent (1.0%).

(1)	The address of these persons, unless otherwise noted, is c/o Beyond Air, Inc., 825 East Gate Boulevard, Suite 320 Garden City, New York, 11530.

(2)	Shares of common stock beneficially owned and, except as limited by the Ownership Cap, the respective percentages of beneficial ownership of common stock includes for each person or entity shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person or entity that are currently exercisable or will become exercisable or convertible within 60 days following March 31, 2019. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.

(3)	Based, in part, on information provided on Schedule 13G/A filed with the SEC on December 31, 2018 by Deerfield Mgmt, L.P. Deerfield Management Company, L.P., Deerfield Special Situations Fund, L.P. and James E. Flynn. Includes 856,863 shares of common stock issuable upon exercise of the warrants issued to Deerfield Special Situations Fund, L.P. in the Company’s 2017 and 2018 offerings. James E. Flynn is the President of J.E. Flynn Capital, LLC, which is the general partner of Deerfield Mgmt, L.P., which is the general partner of Deerfield Special Situations Fund, L.P. Flynn Management LLC is the general partner of Deerfield Management Company, L.P., which is the investment advisor to Deerfield Special Situation Fund, L.P. The reporting persons’ business address is 780 Third Avenue, 37th Floor, New York, NY 10017.

(4)	The provisions of the warrants beneficially owned by the holder restrict the exercise of such warrants to the extent that, upon such exercise, the number of shares then beneficially owned by the holder and any other person or entities with which such holder would constitute a Section 13(d) “group” would exceed 4.99% (subject to an increase of such percentage to 9.99%) of the total number of our then-outstanding shares of common stock

(5)	Includes 705,415 shares of common stock issuable upon exercise of the warrants issued to Pulmonox Technologies Corporation in the Company’s 2017 and 2018 offerings.

(6)

Based, in part, on information provided on Schedule 13G filed with the SEC on December 31, 2018 by Allianz Global Investors U.S. Holdings LLC and Allianz Global Investors GmbH. Includes 560,723 shares of common stock issuable upon exercise of the warrants issued to Allianz Global Investor U.S Holdings LLC in the Company’s 2017 and 2018 offerings. Allianz Global Investors U.S. Holdings LLC and Allianz Global Investors GmbH are investment advisors to Allianz Biotechnologie. The business address for Allianz Global Investors U.S. Holdings LLC is 1633 Broadway, New York, NY 10019. The business address for Allianz Global Investors GmbH is Bockenheimer Landstrasse 42-44, Frankfurt, 2M 60323 Germany.

(7)	Excludes 128,375 shares of common stock issuable upon exercise of the warrants issued to Mr. Raved in the Company’s 2017 and 2018 offerings, see footnote 4.

(8)	Excludes 200,446 shares of common stock issuable upon exercise of the warrants issued to Mr. Lisi in the Company’s 2017 and 2018 offerings, see footnote 4. Includes 200,000 vested options to purchase shares of common stock.

(9)	Excludes 45,676 shares of common stock issuable upon exercise of the warrants issued to Mr. Avniel in the Company’s 2017 and 2018 offerings, see footnote 4. Includes 191,667 vested options to purchase common stock and 32,666 shares of common stock held by Dandelion Investments Ltd., over which Mr. Avniel has sole voting and dispositive power.

(10)	Includes 73,419 shares of common stock issuable upon exercise of the warrants issued to Mr. Bentsur in the Company’s 2017 and 2018 offerings.

(11)	Includes 1,171 shares of common stock issuable upon exercise of the warrants issued to Mr. Lucera in the Company’s 2018 offering, and 6,250 vested options to purchase common stock.

(12)	Includes 2,342 shares of common stock issuable upon exercise of the warrants issued to Mr. Lee in the Company’s 2018 offering and 6,250 vested options to purchase common stock.

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

Director Independence

Our board of directors has determined that each of Ron Bentsur, Erick Lucera, Yoori Lee, William Forbes and Robert F. Carey is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the SEC. In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances related to any relationship between a director, his immediate family and our company and our affiliates and did not rely on categorical standards other than those contained in the NASDAQ rule referenced above.

Purchases of Our Securities

On June 3, 2019, Steven Lisi purchased 58,252 shares of our common stock at a purchase price of $5.15 per share, or $300,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the three months ended March 31, 2018 and for the fiscal year ended December 31, 2017 for professional services rendered by Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2019	Three Months Ended March 31, 2018	Year Ended December 31, 2017

Audit Fees	$8,000	$36,000	$82,000
Audit Related Fees		$-	$10,000
Tax Fees	12,870	$-	$32,000
All Other Fees		$-	$-
Total	$20,870	$36,000	$124,000

The aggregate fees billed for the fiscal year ended March 31, 2019 for professional services rendered by Marcum LLP for quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for this fiscal period were as follows:

Year Ended March 31, 2019

Audit Fees	$42,900
Audit Related Fees	$-
Tax Fees	$-
All Other Fees	$-
Total	$42,900

The aggregate fees billed for the fiscal year ended March 31, 2019 for professional services rendered by Friedman LLP for the audit of our annual financial statements provided by the independent accountant in connection with statutory and regulatory filings or engagements for this fiscal period were as follows:

Year Ended March 31, 2019

Audit Fees	$75,000
Audit Related Fees	$-
Tax Fees	$-
All Other Fees	$-
Total	$75,000

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

The board of directors has considered the nature and amount of fees billed by each of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global, Marcum LLP and Friedman LLP, respectively, and believes that the provision of services for activities unrelated to the audit, if any, is compatible with maintaining such auditors’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

2. Finance Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

2.1		Agreement and Plan of Merger and Reorganization, dated as of December 29, 2016, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 2.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

2.2		First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 12, 2017, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 2.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

2.3		Merger Completion Certificate, dated December 29, 2016, by and among Red Maple Ltd. and Advance Inhalation (AIT) Ltd., filed as Exhibit 2.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.1		Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.2		Amended and Restated Bylaws of AIT Therapeutics, Inc. filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.3	*	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 25, 2019.

4.1		Form of Common Stock certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

4.2

Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 10.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

4.3

Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on April 4, 2017 and incorporated herein by reference.

4.4

Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on February 22, 2018 and incorporated herein by reference.

4.5

AIT Therapeutics, Inc. Amended and Restated 2013 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2018).

10.1	Amended and Restated Agreement for the Transfer and Assumption of Obligations Under the Securities Purchase and Registration Rights Agreements, dated as of January 12, 2017, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.2	Securities Purchase and Registration Rights Agreement, by and among Advanced Inhalation Therapies Ltd. and the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.3	Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 10.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.4+	Personal Employment Agreement, dated as of September 9, 2012, by and between Advanced Inhalation Therapies Ltd. and Mrs. Racheli Vizman, filed as Exhibit 10.6 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.5+	Addendum to Personal Employment Agreement, dated as of May 30, 2013, by and between Advanced Inhalation Therapies Ltd. and Mrs. Racheli Vizman, filed as Exhibit 10.7 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.6	Addendum #2 to Personal Employment Agreement, dated as of April 8, 2014, by and between Advanced Inhalation Therapies Ltd. and Mrs. Racheli Vizman, filed as Exhibit 10.8 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.7+	Addendum #3 to Personal Employment Agreement, dated as of July 12, 2015, by and between Advanced Inhalation Therapies Ltd. and Mrs. Racheli Vizman, filed as Exhibit 10.9 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.8	License Agreement, dated as of November 1, 2011, by and between Advanced Inhalation Therapies Ltd. and The UBC, filed as Exhibit 10.10 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.9^	Non-Exclusive Patent License Agreement, dated as of October 22, 2013, by and between Advanced Inhalation Therapies Ltd. and SensorMedics Corporation, filed as Exhibit 10.9 to our Registration Statement on Form S-1(File No. 333-216287), and incorporated herein by reference.

10.10	Option Agreement, dated as of August 31, 2015, by and between Advanced Inhalation Therapies Ltd. and Pulmonox Technologies Corporation, filed as Exhibit 10.13 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.11	Tenth Amendment to Option Agreement, dated as of December 31, 2016, by and between Advanced Inhalation Therapies Ltd. and Pulmonox Technologies Corporation, filed as Exhibit 10.14 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.12+	Employment Agreement, dated as of June 24, 2016, by and between Advanced Inhalation Therapies Ltd. and Steven Lisi, filed as Exhibit 10.15 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.13+	Employment Agreement, effective as of February 28, 2017 by and between Advanced Inhalation Therapies Ltd. and Hai Aviv, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 31, 2017 and incorporated herein by reference

10.14+	Consulting Agreement, dated as of December 15, 2012, by and between Advanced Inhalation Therapies Ltd. and Yossef Av-Gay, filed as Exhibit 10.15 to our Registration Statement on Form S-1 (File No. 333-216287), and incorporated herein by reference.

10.15+		Amendment to Consulting Agreement, dated as of October 21, 2014, by and between Advanced Inhalation Therapies Ltd. and Yossef Av-Gay, filed as Exhibit 10.16 to our Registration Statement on Form S-1 (File No. 333-216287), and incorporated herein by reference.

10.16+		Employment Agreement, dated as of October 1, 2014, by and between Advanced Inhalation Therapies Ltd. and Amir Avniel, filed as Exhibit 10.17 to our Registration Statement on Form S-1 (File No. 333-216287), and incorporated herein by reference.

10.17+		Employment Agreement, dated as of September 17, 2015, by and between Advanced Inhalation Therapies Ltd. and Amir Avniel, filed as Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333-216287), and incorporated herein by reference.

10.18+		Waiver of the back salary, dated as of October 31, 2016, by and between Advanced inhalation Therapies Ltd. and Amir Avniel, filed as Exhibit 10.19 to our Registration Statement on Form S-1 (File No. 333-216287), and incorporated herein by reference.

10.19		Advanced Inhalation Therapies (AIT) Ltd. 2013 Share Option Plan, as amended and restated as of the closing of the Merger as a Stock Incentive Plan of AIT Therapeutics, Inc., filed as Exhibit 10.4 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.20		Stock Purchase and Registration Rights Agreement, dated March 31, 2017, by and among the Company and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.21		Form of Subscription Agreement, dated March 31, 2017, by and among the Company and the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.22		Form of loan agreement between the Company and Ari Raved, filed with our Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on May 2, 2017 and incorporated herein by reference.

10.23

Securities Purchase Agreement, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as amended and filed with the SEC on February 22, 2018 and incorporated herein by reference.

10.24		Registration Rights Agreement, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as amended and filed with the SEC on February 22, 2018 and incorporated herein by reference.

10.25

Securities Purchase Agreement, dated as of August 10, 2018, by and between AIT Therapeutics, Inc. and Lincoln Park Capital Fund, LLC., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 13, 2018 and incorporated herein by reference.

10.26

Registration Rights Agreement, dated as of August 10, 2018, by and between AIT Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 13, 2018 and incorporated herein by reference.

10.27		Offer letter between AIT Therapeutics, Inc. and Douglas J. Beck, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on November 1, 2018 and incorporated herein by reference.

10.28		Form of Subscription Agreement, dated as of June 3, 2019, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 7, 2019 and incorporated herein by reference.

10.29^

License, Development and Commercialization Agreement, dated January 23, 2019, by and between AIT Therapeutics, Inc. and Circassia Limited, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on February 14, 2019 and incorporated herein by reference.

21.1		List of AIT Therapeutics, Inc. Subsidiaries, filed as Exhibit 21.1 to our Current Report on Form 8-K, filed with the SEC on January 20, 2017 and incorporated herein by reference.

23.1	*	Consent of Friedman LLP

23.2	*	Consent of Kost, Forer, Gabbay & Kasierer, a Member of Ernst & Young Global

31.1	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	****	Section 1350 Certification of Chief Executive Officer

32.2	****	Section 1350 Certification of Chief Financial Officer

+ Management contract or compensation plan arrangement

^ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

* Filed herewith.

**** Furnished herewith.

Item 16. Form 10-K Summary

Information with respect to this item is not required and has been omitted at the Company’s option.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 27, 2019

BEYOND AIR, INC.

By:	/s/ Steven Lisi
Steven Lisi Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Lisi	Chairman and Chief Executive Officer (Principal Executive Officer)	June 27, 2019
Steven Lisi

/s/ Douglas Beck	Chief Financial Officer (Principal Financial Officer)	June 27, 2019
Douglas Beck

/s/ Amir Avniel	Chief Operating Officer and Director	June 27, 2019
Amir Avniel

/s/ Erick Lucera	Director	June 27, 2019
Erick Lucera

/s/ Yoori Lee	Director	June 27, 2019
Yoori Lee

/s/ William Forbes	Director	June 27, 2019
William Forbes

/s/ Ron Bentsur	Director	June 27, 2019
Ron Bentsur

/s/ Robert Carey	Director	June 27, 2019
Robert Carey

BEYOND AIR, INC. AND ITS SUBSDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

- - - - - - - - - - - - - -

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Beyond Air, Inc. (formerly: AIT Therapeutics, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beyond Air, Inc. (formerly: AIT Therapeutics, Inc.) and its subsidiaries (the Company) as of March 31, 2018 and December 31, 2017, the related consolidated statements of comprehensive loss, changes in shareholders’ equity (deficiency) and cash flows for the period from January 1, 2018 to March 31, 2018, and of the fiscal year in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for the period from January 1, 2018 to March 31, 2018, and of the fiscal year in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

June 15, 2018

Tel-Aviv, Israel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Beyond Air, Inc. (formerly: AIT Therapeutics, Inc.) and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Beyond Air, Inc. (formerly: AIT Therapeutics, Inc.) and Subsidiaries (the “Company”) as of March 31, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency), and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

East Hanover, New Jersey
June 27, 2019

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$1,340,203	$732,542
Restricted cash	16,934	5,692
Marketable securities	6,542,667	8,304,392
Other current assets and prepaid expenses	788,409	59,249
Total current assets	8,688,213	9,101,875
Licensing right to use technology	495,000	-
Property and equipment, net	244,872	253,184
TOTAL ASSETS	$9,428,085	$9,355,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,164,672	$842,039
Accrued expenses	1,533,102	1,257,762
Deferred revenue	2,263,294	-
Stock to be issued to a vendor	144,000	-
Loans from related parties and others	34,536	33,124
Loan payable	263,604	-
Total current liabilities	5,403,208	2,132,925

Liabilities related to warrants	-	5,677,934
Total long-term liabilities	-	5,677,934

Commitments and contingencies

Shareholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 8,714,815 and 8,397,056 shares issued and outstanding as of March 31, 2019 and March 31, 2018, respectively	871	840
Treasury stock	(25,000)	(25,000)
Additional paid-in capital	41,693,578	32,141,110
Accumulated deficit	(37,644,572)	(30,569,764)
Accumulated other comprehensive loss	-	(2,986)
Total shareholders’ equity	4,024,877	1,544,200
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,428,085	$9,355,059

The accompanying notes are an integral part of these consolidated financial statements

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended March 31, 2019	Three Months Ended March 31, 2018	Year Ended December 31, 2017

License revenue	$7,724,001	$-	$-

Operating expenses
Research and development	(3,929,558)	(1,637,387)	(4,438,264)
General and administrative	(6,852,988)	(803,069)	(6,629,344)

Operating loss	(3,058,545)	(2,440,456)	(11,067,608)

Other income (loss)
Change in fair value of warrant liabilities	-	3,493,664	(5,411,551)
Realized and unrealized loss on available for sale marketable securities	(3,581,193)
Dividend income	85,242	-	-
Amortization of beneficial conversion feature and debt issuance costs related to convertible note	-	-	(1,031,360)
Issuance cost related to warrants to investors and placement agent	-	-	(457,250)
Imputed interest with respect to convertible notes			(14,878)
Amortization of debt issuance cost			(14,273)
Foreign exchange loss	(920)	(5,521)	-
Issuance of common stock to finder fee upon the conversion of convertible notes			(18,000)

Other expenses	(3,034)	-	(29,426)
Total other income (loss)	(3,499,905)	3,488,143	(6,976,738)

Provision for income taxes	-	-	-

Net (loss) income	$(6,558,450)	$1,047,687	$(18,044,346)

Unrealized income (loss) on marketable securities		(5,135)	2,149

Total other comprehensive (loss) income	$(6,558,450)	$1,042,552	$(18,042,197)

Net (loss) income (loss) per share - basic	$(0.77)	$0.15	$(3.01)

Net (loss) income per share – diluted	$(0.77)	$0.14	$(3.01)
Weighted average number of common shares outstanding – basic	8,498,525	7,196,048	6,002,052

Weighted average number of common shares outstanding - diluted	8,498,525	7,250,194	6,002,052

The accompanying notes are an integral part of these consolidated financial statements

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCEY)

FOR THE FROM JANUARY 1, 2017 TO MARCH 31, 2019

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Income (loss)	Equity (Deficiency)
Balance January 1, 2017	2,207,450	$221	$-	$8,873,110	$(13,573,105)	$-	$(4,699,774)
Stock issued with respect to merger of Beyond Air	103,200	10		(295,000)			(294,990)
Purchase of treasury stock	(90,000)	(9)	(25,000)				(25,009)
Stock-based compensation- employees and non-employees				537,000			537,000
Stock-based compensation related to restricted stock issuance of shares to members of board of directors	856,909	86		2,521,000			2,521,086
Cancellation of restricted stock granted to a member of the board of directors	(246,312)	(25)		844,000			843,975
Issuance of warrants to service provider				480,000			480,000
Stock-based compensation related to restricted stock issuance of shares to members of board of directors	3,927	1		4,000			4,001
Issuance of common stock, net of issuance costs	1,812,110	181		6,322,000			6,322,181
Conversion of convertible notes into common stock upon merger	1,397,068	140		3,973,000			3,973,140
Issuance of stock upon exercise of stock options	52,902	5		1,000			1,005
Net unrealized gains on available-for-sale investments						2,149	2,149
Net loss					(18,044,346)		(18,044,346)
Balance December 31, 2017	6,097,254	610	(25,000)	23,260,110	(31,617,451)	2,149	(8,379,582)
Stock-based compensation – employees and non-employees				130,000			130,000
Stock-based compensation related to restricted stock issuance of shares to members of board of directors				17,000			17,000
Issuance of common stock, net of issuance costs	2,299,802	230		8,734,000			8,734,230
Net unrealized loss on available-for-sale-investments						(5,135)	(5,135)
Net income					1,047,687		1,047,687
Balance as of March 31, 2018	8,397,056	$840	$(25,000)	$32,141,110	$(30,569,764)	$(2,986)	$1,544,200

The accompanying notes are an integral part of these consolidated financial statements

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE FROM JANUARY 1, 2017 TO MARCH 31, 2019

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Income (loss)	Equity (Deficiency)
Balance as of April 1, 2018	8,397,056	$840	$(25,000)	$32,141,110	$(30,569,764)	$(2,986)	$1,544,200
Adjustment due to the adoption of ASU- 2017-11 (1)				6,194,292	(516,358)		5,677,934
At the market stock sales, net	297,000	29	-	799,156	-	-	799,185
Issuance of common stock upon the exercise of stock options	20,759	2	-	8,699	-	-	8,701
Stock-based compensation	-	-	-	2,550,321	-	-	2,550,321
Adjustment due to adoption of ASU 2016-01 (Note 2)	-	-	-	-	-	2,986	2,986
Net loss	-	-	-	-	(6,558,450)		(6,558,450)
Balance as of March 31, 2019	8,714,815	$871	$(25,000)	$41,693,578	$(37,644,572)	$0	$4,024,877

(1)	The Company elected to adopt Accounting Standards Update 2017-11 retrospective to outstanding financial instruments with down round feature by means of cumulative-effect adjustment to the beginning additional paid-in capital of $6,194,292 and accumulated deficit of $(516,358) as of April 1, 2018. This ASU affects all entities that issue financial instruments (for example, warrants or convertible instruments) that include down round features.

The accompanying notes are an integral part of these consolidated financial statements

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended March 31, 2019	For The Three Months Ended March 31, 2018	For The Year Ended December 31, 2017
Cash flows from operating activities
Net (loss) income	$(6,558,450)	$1,047,687	$(18,044,346)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	64,787	14,603	38,137
Stock-based compensation	2,399,321	146,429	4,384,844
Unrealized loss on marketable securities to available for sale marketable securities	3,498,883
Change in fair value of warrant liabilities		(3,493,664)	5,412,341
Change of management’s assessment of prior year research and development to licensing right to use technology	(200,000)
Adoption of ASU 2016-01	2,986
Amortization of beneficial conversion feature and debt discount related to convertible notes upon merger	-	-	1,045,633
Issuance cost related to warrants liability	-	-	457,250
Imputed interest on convertible notes and others	-	-	33,097
Issuance of common stock to finder upon the conversion of convertible notes	-	-	18,000
Changes in:
Other current assets and prepaid expenses	(729,159)	49,567	(31,252)
Accounts payable	322,633	173,347	141,583
Accrued expenses	276,757	312,495	(573,624)
Deferred revenue	2,263,294	-	-
Net cash provided by (used) in operating activities	1,341,052	(1,749,536)	(7,118,337)
Cash flows from investing activities
Purchase price paid for the merger			(294,862)
Investment in available for sale marketable securities	(12,222,774)	(9,403,543)	(2,000,000)
Proceeds from redemption of marketable securities	10,485,610	1,700,050	1,396,143
Purchase of property and equipment	(56,475)	(1,000)	(244,461)
Net cash provided by (used in) investing activities	(1,793,639)	(7,704,493)	(1,143,180)
Cash flows (used in) from financing activities
Proceeds from the issuance of units consisting of common stock and warrants, net of offering cost	-	-	9,888,335
Purchase of treasury stock	-	-	(25,000)
Maturity of loan and interest from related parties and others	-		(418,000)
Proceeds from issuance of convertible notes, net of issuance cost		8,984,917
Issuance of common stock, net of offering cost	799,185	-	-
Proceeds from loan	292,250
Payment of loans	(28,646)	-	(41,828)
Proceeds from loan from related parties and others		-	56,957
Cash received for the exercise of stock options	8,701		1,199
Net cash provided by financing activities	1,071,490	8,984,917	9,461,663
Increase (decrease) in cash, cash equivalents and restricted cash	618,903	(469,112)	1,200,346
Cash, cash equivalents and restricted cash at beginning of period	738,234	1,207,346	7,201
Cash, cash equivalents and restricted cash at end of period	$1,357,137	$738,234	$1,207,346
Supplemental disclosure of non-cash investing activities:
Conversion of convertible notes to common stock	$-	$-	$3,955,000
Issuance cost related to warrants	$-	$250,000	$-
Fair market value of options issued to NitricGen for the licensing right to use technology	$295,000	$-	$-
Fair market value of stock to be issued to vendor	$144,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND BUSINESS

Beyond Air, Inc. (“Beyond Air” or the “Company”) was incorporated on April 24, 2015 as KokiCare, Inc. under the laws of the State of Delaware. On January 9, 2017, the name of the Company was changed to AIT Therapeutics, Inc. On June 25, 2019, the Company filed an Amendment to its Certificate of Incorporation to change its name from AIT Therapeutics, Inc. to Beyond Air, Inc., effective June 26, 2019.

Advanced Inhalation Therapies (AIT) Ltd. (“AIT”) was incorporated in Israel on May 1, 2011 and is a wholly-owned subsidiary of the Company. On August 29, 2014, AIT established a wholly-owned subsidiary, Advanced Inhalation Therapies (AIT) Inc. (“Inc.”), a Delaware corporation. Its principal business activity is to provide executive management and administrative support functions to AIT.

In December 2016, the Company consummated a reverse merger with KokiCare, Inc. and it was accounted as a reverse recapitalization which is outside the scope of Accounting Standards Codification “ASC” 805, “Business Combinations”. Under reverse capitalization accounting, AIT was considered the acquirer for accounting and financial reporting purposes and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. Consequently, the consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. These consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of AIT since inception.

The Company is an emerging medical device company that is developing a Nitric Oxide (“NO”) delivery system that generates NO from ambient air. Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development.

Liquidity Risks and Uncertainty

As shown in the accompanying financial statements, the Company has incurred cash provided from operating cash flows of $1,341,052 for the year March 31, 2019 and has accumulated losses of $37,644,572 since inception through March 31, 2019. The Company has cash equivalents and marketable securities of $7,899,804 as of March 31, 2019. Included in marketable securities are shares of Circassia Pharmaceuticals plc (Circassia) of $5.6 million (Note 9). Based upon the Company’s current business plan and expected cash burn rate, including net proceeds received from the sales of common stock through the financial statement filing date (Note 13) and excluding any proceeds from the sale of Circassia stock, the Company estimates that it has enough cash to operate its business into the third calendar quarter of 2020.

The Company’s future capital needs and the adequacy of its available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our medical devices in development. The Company will be required to raise additional funds through sale of equity or debt securities or through strategic collaboration and/or licensing agreements, to fund operations and continue our clinical trials until the Company is able to generate enough product or royalty revenues, if any. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could have a material adverse effect on our growth plans, our results of operations and our financial condition.

On June 3, 2019, the Company entered into a Stock Purchase Agreements with investors for the issuance of 1,583,743 unregistered shares of common stock. The Company raised gross proceeds of $7,960,635, see Note 13.

In addition, the Company has a $20 million purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), providing for the issuance of up to $20 million of the Company’s common stock over 36 months at the Company’s discretion (Note 5). Subsequent to March 31, 2019, the Company issued and sold to LPC 250,000 shares of common stock for proceeds of $1,173,810 at an average price of $4.70 per share. There is $17,482,005 remaining on the Purchase Agreement.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and the accounts of AIT. All intercompany balances and transactions have been eliminated in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The Company’s significant estimates are accrual of expenses under consulting and licensing agreements, stock-based compensation, warrant liabilities valuation for fiscal years to March 31, 2019, assumptions associated with revenue recognition, and the determination of deferred tax attributes and the valuation allowance thereon.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Risks and Uncertainties

The Company is subject to risks common to medical device companies including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of products and the potential need to obtain additional financing. The Company is dependent on third party suppliers, in some cases single-source suppliers.

There can be no assurance that the Company’s products will continue to be accepted in the marketplace, nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all.

The Company’s product requires approval or clearance from the U.S. Food and Drug Administration prior to commencing commercial sales in the United States. The Company will be filing a Premarketing (PMA) Approval application during the third calendar quarter of 2019.There can be no assurance that the Company’s products will receive all of the required approvals or clearances. Approvals or clearances are also required in foreign jurisdictions in which the Company may license or sell its products. If the Company is denied such approvals or clearances or such approvals or clearances are delayed, it may have a material adverse impact on the Company’s results of operations, financial position and liquidity.

Concentrations

The Company’s license revenue was from two milestone payments from one customer. The Company is seeking additional Partners outside of the United States and China.

We are heavily dependent on the Aeronox system, which is a portable titration and monitoring system that delivers nitric oxide gas and measures nitric oxide and nitro dioxide gas concentrations in parts per million (ppm). The company that manufactures it is International Biomedical, located in Texas. If International Biomedical decides not to continue to support the Aeronox system (for example, selling parts and providing repair services for the device), then we might not be able to conduct our U.S. trial. This system is not manufactured specifically for us, and we have no agreement with International Biomedical for the continued manufacture or support of this Aeronox system. Additionally, the Aeronox system is not currently approved for use in the U.S. above 80 ppm concentration required by our proprietary NO formulations, and we currently engage a third-party contractor to modify the Aeronox system in order for it to monitor our NO formulations above 80 ppm. Unless the Aeronox system obtains such approval, of which we have no current expectation, we would be required to seek an alternative delivery system in order to conduct a clinical trial of our formulation within the U.S.

The Company relies on two vendors to manufacture its delivery system. The Company is reliant on the vendors for commercial manufacturing of our delivery systems for both clinical studies and commercial supply, if regulatory approval is received.

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and marketable securities. The Company maintains its cash and cash equivalents in bank deposit and other interest-bearing accounts in major banks in Israel and the U.S., the balances of which, at times, may exceed federally insured limits.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition. Restricted cash is collateral for vehicle leases and invested in bank deposit accounts.

The following table is the reconciliation of the recently adopted new accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s consolidated statement of cash flows:

	For The Year Ended March 31, 2019	For The Three Months March 31, 2018	For The Year Ended December 31, 2017
Cash and cash equivalents	$1,340,203	$732,542	$1,201,654
Restricted cash	16,934	5,692	5,692
Cash and cash equivalents and restricted cash	$1,357,137	$738,234	$1,207,346

Research and Development

Research and development expenses are charged to the statement of operations and comprehensive loss as incurred. Research and development expenses include salaries, costs incurred by outside laboratories, manufacturer’s, consultants, accredited facilities in connection with clinical trials and preclinical studies and stock based-compensation.

Foreign Exchange Transactions

AIT’s operations are in Israel and Beyond Air’s operations are in the United States. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. dollar. The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to U.S. dollars in accordance with the Accounting Standards Board Codification Topic 830, “Foreign Currency Matter”.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of the Company’s stock on the date of grant. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model adjusted for the unique characteristics of those instruments. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The Company does not have enough history to establish volatility based upon its own stock trading. Therefore, the expected volatility was based similar publicly traded peer companies. The Company routinely reviews its calculation of volatility changes in future volatility, the Company’s life cycle, its peer group, and other factors. The Company uses the simplified method for share-based compensation to estimate the expected term Compensation expense for options and warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured, and is recognized over the service period. The expense was previously adjusted to fair value at the end of each reporting period until such awards vested, and the fair value of such instruments, as adjusted, was expensed over the related vesting period. Adjustments to fair value at each reporting date resulted in income or expense, depending upon the estimate of fair value and the amount of expense recorded prior to the adjustment. In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. We adopted this ASU the fourth quarter of fiscal 2019, and as a result, the fair value of all non-employee awards became fixed at the start of the fourth quarter.

Investment in Marketable Securities

Investments in marketable securities classified available for sale are carried at fair value with the changes in unrealized gains and losses recognized in the Company’s results in income or (loss). Realized gains and (loss) from the sale of marketable securities are recognized in the statement of operations. using the specific identification method on a trade date basis. Additionally, we assess our marketable equity securities for potential other-than-temporary impairment. The Company employ a methodology that considers available evidence in evaluating potential other-than-temporary impairment of our marketable equity securities classified as available-for-sale. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and, for securities classified as available-for-sale, our intent and ability to hold the investment.

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

Licensing Right to Use Technology

Licensing right to use technology is an intangible asset resulting from the NitricGen transaction. The intangible asset was valued based upon the fair value of the options issued to NitricGen and the cash paid for this transaction. The Company reversed a prior period expense of $200,000 and recorded a licensing right to use asset related to acquired technology. This adjustment was due to the Company’s re-assessment of the acquired technology and the conclusion that it has alternative future use. The license contains two milestone payments aggregating $1,800,000.

Impairment of Long-Lived Assets

The Company assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s impairment review process is based upon an estimate of future undiscounted cash flow. Factors we consider that could trigger an impairment review include the following:

●	significant underperformance relative to expected historical or projected future operating results,

●	significant changes in the manner of our use of the acquired assets or the strategy for our overall business,

●	significant negative industry or economic trends, and

●	significant technological changes, which would render equipment and manufacturing processes obsolete.

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs.

Revenue Recognition

During the year ended March 31, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the modified retrospective method which consisted of applying and recognizing the cumulative effect of Topic 606 at the date of initial application. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”). There was no impact on adoption to the Company’s consolidated financial statements related to the adoption of ASC 606 since there was no revenue at such time.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

The Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on an estimated stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied, see (Note 9) for the performance obligations.

Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a license arrangement, they are recorded as contract liabilities and recognized as revenue when (or as) the underlying performance obligation is satisfied.

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and managed our business as one segment.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2019, and March 31, 2018, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal, various state, and International income tax returns. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances. Such adjustment is reflected in the tax provision when appropriate. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of operations and comprehensive loss. The Company has recorded a liability in accrued expenses of $154,300 and $154,300 for uncertain tax positions as of March 31, 2019 and 2018, respectively. Tax returns that are open for examination for Beyond Air since to 2015 and for AIT is from 2013 to 2017.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Issued and Adopted Accounting Standards

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted this standard during the fourth quarter of fiscal year ended March 31, 2019 which resulted in $3,498,833 being expensed to the statement of operations as opposed to being recorded as a component of accumulated other comprehensive income (loss).

In January 2017, the Financial Accounting Standards Board (“FASB”) FASB released Accounting Standards Update “ASU” 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this ASU should be applied prospectively and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. No disclosures are required at transition. The Company adopted this standard during the third quarter December 31, 2018 and this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The Company adopted the standard commencing January 1, 2019. The impact of the adoption had no effect to the Company’s consolidated financial statement

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815) Accounting for Certain Financial Instruments with Down Round Features. This ASU affects all entities that issue financial instruments (for example, warrants or convertible instruments) that include down round features. This ASU relates to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260. The Company elected to adopt Update ASU 2017-11during the third quarter of 2018, retrospective to outstanding financial instruments with down round feature by means of cumulative-effect adjustment by increasing beginning additional paid-in capital by $6,194,292 and decreasing accumulated deficit by $516,358 as of April 1, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the standard commencing January 1, 2018. The impact of the adoption was immaterial to the Company’s consolidated financial statements.

During the year ended March 31, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the modified retrospective method which consisted of applying and recognizing the cumulative effect of Topic 606 at the date of initial application. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”). There was no impact on adoption to the Company’s consolidated financial statements related to the adoption of ASC 606 since there was no revenue at such time.

In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective for fiscal years beginning after December 15, 2018 and early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company adopted this standard during the fourth quarter for fiscal year March 31, 2019, and as a result of such adoption, the fair value of the unvested non-employee stock options became fixed as of the date of adoption.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued and not Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board, or FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight-line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in “Leases (Topic 840).” Subsequent to ASU 2016-02, the FASB has issued ASU No. 2018-01 (“ASU 2018-01”) Leases (Topic 842): Land Easement Practical Expedient for Transition which clarifies the application of lease easements and eases adoption efforts for some land easements. The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-10 and No. 2018-11, Leases (ASC 842). ASU 2018-10 provides narrow amendments that clarify how to apply certain aspects of the guidance in ASU 2016-02. ASU 2018-11 provides entities with an option of an additional transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if necessary. The Company elected the available practical expedients on adoption. In preparation for adoption of the standard, the Company implemented internal controls to enable the preparation of financial information. The standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated statements of operations. The most significant impact will be the recognition of right of use assets and lease liabilities for operating leases, while our accounting for capital leases remains substantially unchanged. The Company has evaluated the effect of the impact of the adoption of this standard and has determined the adoption will result in the recognition of additional right of use assets and lease liabilities of approximately $360,000 for operating leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“ECL”). Under the new model, an entity is required to estimate ECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. The new model also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the ECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. The ASU will be effective for public entities in fiscal years beginning after December 15, 2019 (fiscal 2021 for the Company), including interim periods within those fiscal years. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company does not believe the adoption of this new guidance will have a material impact on its consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its financial statements. The Company implemented this release as of April 1, 2019 and it did not have an effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for the Company’s interim and annual reporting periods beginning with the Company’s fiscal year ended March 31, 2021, and early adoption is permitted. The Company is evaluating the impact of this accounting standard update on the Company’s consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 FAIR VALUE MEASUREMENT

The Company’s financial instruments primarily include cash, cash equivalents, restricted cash, marketable securities and accounts payable. Due to the short-term nature of cash and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The Company accounted for the warrants issued to accredited shareholders included, among others, down round protective provisions as a non-current liability according to provisions of ASC 815. The Company had measured the warrants at fair value in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company’s statements of operations and comprehensive loss. Under ASC 820, the warrants and option liability are classified as Level 3, cash, cash equivalents, restricted cash and marketable securities invested in mutual funds are classified as Level 1. The Company considered its investment in Circassia Pharmaceuticals, Inc. as Level 3 and based upon its evaluation, a discount of 4.76% was taken to the quoted market value. This was based upon the Company ability its current cash position, the size the number of shares it owns at March 31, 2019, the trading volume in the stock, and other factors. There has been no transfer between any levels during the year. During the three and nine months ended December 31, 2018, the Company adopted ASU 2017-11 retrospectively to outstanding financial instruments with a down round feature by means of cumulative-effect adjustment. The balance as of April 1, 2018 for additional paid-in capital was increased by $6,194,292 and accumulated deficit was decreased by $516,358 and therefore are classified in stockholders; equity.

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities -		-	-
Circassia Pharmaceuticals plc (Note 9)	$-		5,649,486	5,649,486
Mutual funds	893,181	-	-	893,181
	$893,181	$-	$5,649,486	$6,542,667

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Mutual funds	$8,304,392	-	-	8,304,392

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Liabilities related to warrants	$-	$-	$5,677,934	$5,677,934

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2019 and 2018, respectively:

	As of	As of
	March 31, 2019	March 31, 2018

Clinical and medical equipment	$357,795	$357,795
Computer equipment	42,782	28,727
Furniture and fixtures	41,464	1,889
Leasehold improvements	5,336	2,491
	447,377	390,902
Accumulated depreciation and amortization	(202,505)	(137,718)
	$244,872	$253,184

Depreciation and amortization expense for the year ended March 31, 2019, for the three months ended March 31, 2018 and for the year ended December 31, 2017 was $64,787, $14,603 and $38,137, respectively

NOTE 5 SHAREHOLDER’S EQUITY

Common Stock

In December 2016, AIT entered into a Securities Purchase and Registration Rights Agreement (the “SPA”) pursuant to which AIT agreed to issue and sell purchased units in the minimum aggregate amount of $10,000,000 and up to a maximum aggregate amount of $25,000,000. Each purchased unit (each a “Unit”) comprised one common stock, and two warrant to purchase one share of common stock per warrant. The exercise price for each warrant is $6.90 per share and are eligible to be exercised on a cashless basis in the sole discretion of the holder. The warrants expire in five years from the date of issuance. The warrants have anti-dilution price protection features including under certain circumstances the adjustment of the exercise price of the warrants and number of warrant shares.

In addition, based on the terms of the SPA, because the issuance of Units by AIT, together with issuances of Units by the Company following the Merger, failed to raise aggregate gross proceeds of at least $15,000,000 the Company issued each investor the same warrants. The Company issued 1,701,616 Units which resulted in the issuance of 1,701,616 shares of common stock and 3,403,232 warrants to purchase common stock. For the year ended December 31, 2017, the Company recorded a warrant liability of $3,760,000, and a non-cash expense for the change in the fair market value of the warrant liabilities of $2,978,000 was recognized. In addition, based on the terms of the SPA, because the issuance of Units, together with issuances of Units by the Company following the Merger, failed to raise aggregate gross proceeds of at least $15 million, the Company adjusted the number of warrants and issued an additional 1,701,616 warrants to the investors. Consequently, the Company recorded in 2017 additional finance expenses amounting to $2,434,000. During the third quarter of 2019, the Company adopted ASU 2017-11 retrospectively to outstanding financial instruments with a down round feature by means of cumulative-effect adjustment, see (Note 2). There will be no future changes for recording the change in warrant liabilities due to the adoption of ASU-2017-11 by means of cumulative-effect adjustment, see (Note 2). As a result of the adoption, down round features became excluded in determining whether the instrument was indexed to the Company’s own stock. Accordingly, the previously recorded derivative liability and changes in its fair value were reversed as of the beginning of the fiscal year, and there will be no future changes for recording the change in warrant liabilities.

The note holders elected to convert the carrying value of the convertible notes including accrued interest into converted 1,397,098 shares of common stock at the time of the reverse merger based upon the quoted market value. Following the conversion, the holder no longer had any right or claims under the note agreements. AIT accounted for this amendment to the note agreement as a modification according to ASC 470-50 “Modification and Extinguishments”. The Company received $3,342,000 from the note holders of which $892,000 were from related parties. The Company recognized a discount from the beneficial conversion feature and it was amortized over the life of the note. In addition, debt issuance costs were amortized immediately.

On January 13, 2017, the principal and accrued interest on all of the outstanding convertible notes, amounting to $3,955,140 were converted into 1,390,595 shares of common stock. In addition, the Company issued 6,473 shares of common stocks as a finders’ fee upon the conversion of the convertible notes. This resulted in the Company recording for the year ended December 31, 2017 in other expenses $18,000, for the finder’s fees.

In March 2017, the Company raised net proceeds of $663,000 through the issuance of an aggregate of 110,494 purchased units, each of which comprised one share of common stock and two warrants to acquire shares of common Stock at an exercise price of $6.90 per share. Direct and incremental costs related to this investment round amounted to $199,000. In addition, the Company incurred additional costs amounted to $15,000 with respect to warrants that the Company is obligated to issue to the placement agent. These costs were allocated between the common stock and the warrants. The warrants have anti-dilution price protection features including under certain circumstances the adjustment of the exercise price of the warrants and number of warrant shares.

During the three and nine months ended December 31, 2018, the Company adopted ASU 2017-11 retrospectively to outstanding financial instruments with a down round feature by means of cumulative-effect adjustment, see (Note). There will be no future changes for recording the change in warrant liabilities due to the adoption of ASU-2017-11.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 SHAREHOLDER’S EQUITY (continued)

On February 16, 2018, the Company entered into a Securities Purchase Agreement with several accredited shareholders. The Company issued warrants to purchase 4,599,604 shares of its common stock, par value $0.0001 per share at a purchase price of $0.01 per underlying warrant share. The warrants are comprised of an aggregate of (i) 2,299,802 Tranche A Warrants to purchase shares of common stock at an exercise price of $4.25 per share exercisable within three days from the issue date of the Tranche A Warrants and (ii) an equal amount of Tranche B Warrants to purchase shares of common stock at an exercise price of $4.25 per share for the Tranche B Warrant, exercisable within three years from the issue date of the warrants. In connection with the February 2018 stock offering, the Company’s Board of Directors approved the issuance of warrants to purchase common stock with an exercise price of $4.25 per share. Immediately following the closing, all the shareholders in this offering exercised the full amount of their Tranche A Warrants resulting in net proceeds of $9,820,000.

In February 2018, the Board of Directors repriced outstanding options to purchase common stock issued in 2017 to $4.25 per share. The Company accounted for the change in exercise price as a modification pursuant to ASC 718. Accordingly, the modification was valued at $59,507 and is being recorded over the remaining vesting period for the options based upon the incremental fair value of the modified award and the fair value of the original award on the modification date. On August 10, 2018, the Company entered into a $20 million Purchase Agreement (commonly known as At The Market Offering, or ATM) with LPC. Pursuant to the terms of the Purchase Agreement, the Company may sell and issue LPC and LPC is obligated to purchase up to $20 million in value of shares of common stock from time to time over three years. The Company also entered into a registration rights agreement with LPC whereby the Company agreed to file a registration statement with the SEC and the shares of the Company’s common stock that may be issued to LPC under the terms of the Purchase Agreement. The Company may direct LPC, at its sole discretion, and subject to certain conditions, to purchase up to 10,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that LPC cannot make any single purchase that exceeds $750,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement. The Company filed a registration statement with the SEC and it was accepted on October 12, 2018.

From the execution of the Purchase Agreement on August 10, 2018 to March 31, 2019, the Company issued and sold to LPC 297,000 shares of common stock at an average price of $4.53 per shares for net proceeds of $1,344,185 at an average price per share of $4.43 and incurred offering costs of $545,000 that was charged to additional paid in capital. Net proceeds for these transactions were $799,185. Subsequent to March 31, 2019, through June 18, 2019, the Company issued and sold to LPC 250,000 shares of common stock for proceeds of $1,173,810 at an average price of $4.70 per share. There is $17,482,005 remaining on the Purchase Agreement.

Stock to be Issued to a Vendor

During the year ended March 31, 2019, the Company is obligated to issue 30,000 shares to a vendor for services related to investor relations. The Company recorded stock-based compensation of $144,000 for the shares to be issued, or $4.80 per share, at fair market value. The Company recorded this obligation as a liability for shares to be issued.

Issuance of Restricted Shares

On January 13, 2017, the Company issued 492,624 restricted stock to one of the directors of the Company, of which 246,312 vested in July 2017. During 2017, 246,312 restricted stock were cancelled. During the year ended 2017, the Company recorded general and administrative expenses of approximately $1,961,000 in connection with the above grant, out of which $844,000 were recorded with respect to the restricted cancellation. No related expenses were recorded for the year ended March 31, 2019 and for the three months ended March 31, 2018.

On December 26, 2018, the Board of directors approved the issuance of 304,000 and 36,000 restricted stock to the board of directors, officers, employees and consultants to be granted on December 31, 2018 and January 1, 2019, respectively. The restricted stock vests annually over five years. The Company recorded stock-based compensation expense of $147,719 for the year ended March 31, 2019.

BEYOND AIR, INC. ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 SHAREHOLDERS’ EQUITY (continued)

Stock Option Plan

The Company has an amended and restated Equity Incentive Option Plan (the “2013 Plan”), that grants stock options, restricted stock units and restricted shares to officers, directors, employees, and non-employees for shares of the Company’s stock. The options vesting terms are generally between two to four years and expire up to ten years after the grant date. On August 2, 2018, the Board of Directors authorized the increase of an additional 1,033,324 shares to a total of 1,500,000 shares for issuance under the 2013 Plan. On December 26, 2018 and February 13, 2019, the Board of Directors authorized the increase of an additional 600,000 and 1,000,000 shares to a total of 3,100,000 shares for issuance under the 2013 Plan, respectively. As of March 31,2019, there are 310,525 options are available for future grants.

A summary of the Company’s options for the year ended March 31, 2019 is as follows:

	Number Of Options	Weighted Average Exercise Price - Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value

Options outstanding as of April 1, 2018	510,904	$4.32	9.0	$625,626
Granted	1,919,000	4.54		237,463
Exercised	(20,759)	0.42		(90,033)
Forfeited	(33,333)	4.25		-

Outstanding as of March 31, 2019	2,375,812	$4.48	9.2	$773,056
Exercisable as of March 31, 2019	806,397	$4.33	8.0	$426,510

BEYOND AIR, INC. ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 SHAREHOLDERS’ EQUITY (continued)

As of March 31, 2019, the Company has unrecognized stock-based compensation expense of approximately $4,299,400 related to unvested stock options and is expected to be expensed over the weighted average remaining service period of 2.3 years. The weighted average fair value of options granted during the year ended March 31, 2019, three months ended March 31, 2018 and year ended December 31, 2017 was approximately $3.11 per share, $1.88 and $1.66 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumption:

	March 31, 2019	March 31, 2018	December 31, 2017
Risk -free interest rate	2.5% - 3.2%	2.4% - 2.6%	2.1% - 3.5%
Expected volatility	80.7% - 84.5%	84.5%	75.0%
Dividend yield	0%	0%	0%
Expected terms (in years)	5-9-10	3.5-5.8	5.5-6.0

During the year ended March 31, 2019, the Company granted 340,000 restricted stock awards of which, 133,000 restricted stock awards were to officers. The fair market value of the restricted shares for stock-based expense is equal to the closing pricing of the Company’s stock at the date of grant. Stock based compensation for the year ended March 31, 2019 was $147,719. The shares vest and is expected to be issued annually over five years.

The following summarizes the components of stock-based compensation expense which includes common stock, stock options, warrants and restricted stock in the consolidated statements of operations and comprehensive loss for the year ended March 31, 2019, three months ended March 31, 2018 and year ended December 31, 2017, respectively

Stock-based Compensation

	Year Ended March 31, 2019	Three Months Ended March 31, 2018	Year Ended December 31, 2017

Research and development	$572,918	$49,875	$618,482
General and administrative	1,977,403	96,554	3,766,362

Total stock-based compensation expense	$2,550,321	$146,429	$4,384,844

Warrants

A summary of the Company’s outstanding warrants as of March 31, 2019 are as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Date Of Expiration
January 2017 offering - investors	1,701,616	$4.25	January 2022	(a)
January 2017 offering - investors	1,701,616	$4.25	February 2022	(a)
March 2017 offering - investors	220,988	$4.25	March 2021	(a)
March 2017 offering - placement agent	11,050	$4.25	March 2021	(a)
March 2018 offering - investors	2,299,802	$4.25	March 2022
Third-party license agreement	208,333	$4.80	January 2024
Total	6,143,405			(b)

(a)	These warrants have down round protection.

(b)	In August 2015, AIT entered into an Option Agreement (the “Option Agreement”) with a third party whereby AIT acquired the Option to purchase certain intellectual property assets and rights (the “Option”) on September 7, 2016 for $25,000. Upon exercise of the Option, we became obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which we receive regulatory approval for the commercial sale of the first product candidate qualifying under the agreement. These milestone payments are almost entirely sales related and are capped at a total of $87 million across three separate and distinct indications that fall under the agreement. AIT exercised the Option in January 2017 and paid an exercise price of $500,000. AIT issued to the third party a warrant (the “Third Party Warrant”) to purchase up to 178,570 ordinary shares of AIT at an exercise price of $4.80 for each share. This warrant was exchanged for a warrant to acquire the same number of shares of the Company’s common stock upon consummation of the merger. The shares exchange was at 1:1 ratio. The Company recorded stock-based compensation expense of $479,700 to research and development based upon the fair value using the Black-Scholes option pricing model. On May 10, 2018, the Company issued to the third-party additional warrants to purchase up to 29,763 shares of the Company at an exercise price of $4.80 per share for each share of common stock. The Company recorded stock-based compensation expense of $55,900 to research and development based upon the fair value using the Black-Scholes option pricing model.

There were no warrants exercised during the year ended March 31, 2019, three months ended March 31, 2018 or for the year ended December 31, 2017.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of March 31, 2019 and March 31, 2018 is as follows:

	As of March 31, 2019	As of March 31, 2018
Research and development	$324,063	$-
Insurance	297,945	-
Other	166,401	59,249
	$788,409	$59,249

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses as of March 31, 2019 and March 31, 2018 is as follows:

	As of March 31, 2019	As of March 31, 2018
Vendors – research and development	$103,320	$497,577
Professional fees	780,127	492,250
Income taxes payable	154,300	154,300
Employee salaries and benefits	183,271	104,110
Other	62,084	9,525
Total	$1,283,102	$1,257,762

BEYOND AIR, INC. ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended March 31, 2019	Three Months Ended March 31, 2018	Year Ended December 31, 2017

Common stock warrants	6,143,405	6,089,259	3,843,603
Common stock options	2,375,812	510,904	548,183
Restricted shares	340,000	-	-

Total	8,859,217	6,660,163	4,391,786

NOTE 9 LICENSE AGREEMENT

On January 23, 2019, the Company entered into an agreement for commercial rights (“the License Agreement”) with Circassia Pharmaceuticals plc, (located in the United Kingdom) for persistent pulmonary hypertension of the newborn (PPHN) and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. This License Agreement covers The Company may receive payments up to $32.5 million in up front and regulatory milestones, of which $31.5 million is associated with the U.S. market. All such payments are payable in cash or ordinary shares of Circassia Pharmaceuticals plc, at the discretion of Circassia Pharmaceuticals, Inc., with payments in cash discounted by approximately 5%. Royalties are payable in cash.

This contract was evaluated under ASC 606, which was adopted by the Company during 2019. Based upon the evaluation, it was determined that the contract consists of five performance obligations, as follows:

●	Performance Obligation 1: transfer of functional intellectual property rights to Circassia, which includes:

o	the consummation of the License, Development, and Commercialization Agreement, which included significant pre-agreement negotiation, product specification, and

o	the successful completion of the pre-submission meeting with the FDA. At this meeting the FDA reinforced their assessment of AirNOvent as a medical device and aligned with the Beyond Air pathway to approval, notably confirming that Beyond Air did not need to conduct clinical trials to be approved.

●	Performance Obligation 2: ongoing support associated with the PMA submission and regulatory approval by the FDA. This also includes development activities including manufacturing readiness process ahead of the approval.

●	Performance Obligation 3: launch of the approved product in the field in the USA upon FDA regulatory approval

●	Performance obligation 4: FDA approval of the product in the field for use in cardiac surgery

●	Performance obligation 5: regulatory approval in China for marketing and sale of the product in China for any indication

In consideration of the rights and licenses granted to Circassia by the Company, Circassia shall pay the Company the following milestone amounts in US dollars or Circassia shares (with Circassia shares being priced at a 5% discount):

●	$7.35 million upon signing;

●	$3.15 million payable within five (5) business days following the successful completion of a Food and Drug Administration (the “FDA”) pre-submission meeting or 5,271,844 ordinary shares of Circassia Pharmaceuticals plc;

●	$12.6 million payable on the sooner of ninety (90) days post FDA approval of the Product or the launch of the Product in the United States,

●	$8.4 million payable within five (5) business days following the approval by the FDA of the Product in certain hospital and clinic settings for use in cardiac surgery; and

●	$1.05 million payable within five (5) business days following approval by the FDA equivalent in China for marketing and sale of the Product.

In addition, Circassia shall pay the Company the following royalty amounts until expiration of all of the applicable patents:

●	A one-time 5% royalty on the first cumulative $50 million in gross profit in the United States;

●	A one-time 5% royalty on the first cumulative $20 million in gross profit in China;

●	Thereafter, running royalty amounts of 15% of annual gross profit (United States & China combined) up to and including $100 million and 20% of annual gross profit (United States & China combined) exceeding $100 million.

Following expiration of the patents, Circassia shall pay the Company a 14% royalty on annual gross profits up to and including $100 million and a 19% royalty on annual gross profits exceeding $100 million.

Due to the consideration constraints associated with milestones 3, 4, and 5, only the amounts associated with milestone 1 and 2 have been allocated. During the fourth quarter 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to the first two performance obligations. one being the transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $7,116,232 and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was valued at $2,871,063 and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. Through March 31, 2019, approximately $607,769 of such deferred revenue associated with this second performance obligation has been recognized.

NOTE 10 LOAN PAYABLE

In January 2019, connection with the Company’s insurance policy, a loan of $292,500 was used to finance part of the premium. There are ten monthly payments of $29,687 and the interest rate is 3.3% per annum.

BEYOND AIR, INC. ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 INCOME TAXES

The Company’s foreign subsidiary is in Israel and subject to a corporate tax rate as follow: 2019 and 2019 – 23%, 2017 - 24%. December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), which reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018. As of March 31, 2019, there is approximately a net operating loss carry forward of $12,340,000 which offset taxable income for an indefinite period of time.

As of March 31, 2019, the Company has available approximately $5,719,000 of unused NOL carryforwards for federal tax purposes of which $688,000 is subject to Section 382 limitation. Net operating loss carryforwards of approximately $1,375,000, which were generated prior to March 2018 expire through 2037. The net operating loss of approximately $4,343,000 can be carried forward indefinitely. The Company also has state net operating losses in the amount of approximately $2,644,000 expiring during the years 2035 to 2039.

The Company is subject to the NOL utilization provisions of Section 382 of the Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.

The components of net (loss) income before the provision for income taxes are as follows:

	For the Year Ended March 31, 2019	For the Three Months March 31, 2018	For the Year Ended December 31, 2017
Domestic	$(4,475,659)	$2,935,850	$(7,469,198)
Foreign	(2,082,791)	(1,888,163)	(10,575,148)
Total	$(6,558,450)	$1,047,687	$(18,044,346)

There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by approximately $3,013,000 during the year ended March 31, 2019

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	As of March 31, 2019	As of March 31, 2018
Net operating loss carry forward	$4,201,000	$2,909,000
Research and development tax credits	243,000
Other	120,000
Reserves and allowances - foreign	6,000	10,000
Stock-based compensation	608,000
Unrealized loss on available for sale investment	966,000
Research and development - foreign	550,000	762,000
Net deferred tax	6,694,000	3,681,000
Valuation allowance	(6,694,000)	(3,681,000)
Net deferred tax asset	$-	$-

A reconciliation of the statutory U.S. Federal rate to the Company’s effective tax rate is as follows for the year ended March 31, 2019.

Federal income tax at statutory rate	(21.00)%
State income tax, net of federal benefit	(6.62)
Permanent items	0.00
Change in valuation allowance	36.10
Research and development tax credits	(3.71)
Other	(4.77)
Effective income tax expense rate	0%

For the three months ended March 31, 2019 and for the year ended December 31, 2017, the main reconciling item between the effective tax rate is the recognition of valuation allowances in respect to deferred taxes related to accumulated operating net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

A reconciliation of the of unrecognized tax benefits related to uncertain tax positions for the year ended March 31, 2019, three months ended March 31, 2018 and for the year ended December 31, 2017 is as follows:

	Year ended March 31,2019	Three Months Ended March 31, 2018	Year ended December 31, 2017

Balance at beginning of period	$154,300	$154,300	$154,300
Additions for current year’s tax position	-	-	-

Balance at the end of period	$154,300	$154,300	$154,300

Tax years 2015 through 2019 remain open to examination by federal and state tax jurisdictions. The Company files tax returns in Israel for which tax years 2013 through 2019 remain open.

NOTE 12 COMMITMENTS AND CONTINGENCIES

On October 22, 2013, The Company entered into a patent license agreement with a third party, pursuant to which AIT agreed to pay to the third party a non-refundable upfront fee of $150,000 and is obligated to pay 5% royalties of any licensed product net sales, but at least $50,000 per annum through the term of the agreement and the advance is credited against future royalties payments. As of March 31, 2019, the Company did not pay any royalties since the Company did not have any revenues from this license. The term of the agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that we do not meet certain milestones.

BEYOND AIR, INC. ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 COMMITMENTS AND CONTINGENCIES (continued)

In August 2015, AIT entered into an Option Agreement (the “Option Agreement”) with a third party whereby AIT acquired the Option to purchase certain intellectual property assets and rights (the “Option”) on September 7, 2016 for $25,000. On January 13, 2017, the Company exercised the Option and paid $500,000. The Company became obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which we receive regulatory approval for the commercial sale of the first product candidate qualifying under the agreement. These milestone payments are capped at a total of $87 million across three separate and distinct indications that fall under the agreement, with the majority of them, approximately $83 million, being sales related based on cumulative sales milestones for each of the three products. AIT issued to the third party a warrant (the “Third Party Warrant”) to purchase up to 178,570 ordinary shares of AIT at an exercise price of $4.80 for each share. This warrant was exchanged for a warrant to acquire the same number of shares of the Company’s common stock upon consummation of the merger. The shares exchange was at 1:1 ratio. The Company recorded stock-based compensation expense of $479,700 to research and development based upon the fair value using the Black-Scholes option pricing model. On May 10, 2018, the Company issued to the third-party additional warrants to purchase up to 29,763 shares of the Company at an exercise price of $4.80 per share for each share of common stock. The Company recorded stock-based compensation expense of $55,900 to research and development based upon the fair value using the Black-Scholes option pricing model. The warrants expire in January 2024.

On January 31, 2018 the Company entered into an agreement (“Agreement”) with NitricGen, Inc. (“NitricGen”) acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to NO delivery systems (“Delivery System”). The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2,000,000 in future payments based upon achieving certain milestones, as defined in the Agreement, and royalties on sales of the Delivery System. The Company paid NitricGen $100,000 upon the execution agreement, $100,000 upon achieving the next milestone and has an obligation to issue 100,000 options to purchase the Company’s stock upon executing the agreement. The remaining future milestone payments are $1,800,00 of which $1,500,000 in six months after the first approval of the eNOGenorator by the FDA or EMEA. The term of the options is five year and has an exercise price of $6.90 per share. The Company issued 100,000 options to purchase common stock. The Company recorded stock-based compensation of $295,000 which was the fair market value of the options Black-Scholes option pricing model. The Company used a volatility rate of 79.9%, risk-free interest rate of 2.5%, an expected term of five years and a dividend rate of 0%. The Company recorded the milestone payments and the fair market value of the options as a licensing right to use the technology which is an intangible asset, aggregating $495,000. The Company reversed a prior period expense of $200,000 and recorded a licensing right to use asset related to acquired technology. This adjustment was due to the Company’s re-assessment of the acquired technology and the conclusion that it has alternative future uses.

The Company entered into two office lease agreements, which expire on April 2021 and June 2023. Future minimum commitments for each of the fiscal years ending March 31, are as follows:

Year Ended March 31,	Operating Leases
2020	$129,100
2021	90,100
2022	65,400
2023	64,700
2024	16,300

Total	$365,600

Rent expense for the year ended March 31, 2019, for the three months ended March 31, 2018 and for the year ended December 31, 2018 was $115,276, $25,059 and $73,013, respectively.

Litigation Contingencies

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”), filed a complaint in the Supreme Court of the State of New York, relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. The Empery Suit alleges that, as a result of certain circumstances in connection with the February 2018 Offering, the January 2017 Warrants issued to Empery provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise. Empery seeks monetary damages and declaratory relief under theories of breach of contract or contract reformation predicated on mutual mistake. The Company intends to vigorously defend all claims. The Company believes they met the contractual requirements of the contract and properly adjusted the applicable warrants in accordance with the protection features.

Given the early stage of the litigation, it is not possible to determine or assess the probability of any particular outcome.

In connection with the Licensing agreement signed with Circassia Pharmaceuticals plc, the Company is obligated to pay an investment banker, $250,000, if a future milestone is reached. The Company has accrued this obligation since it is probable that the event will occur.

Certain officer agreements contain a change of control provision for payment of severance arrangements.

BEYOND AIR, INC. ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 SUBSEQUENT EVENTS

From April 1, 2019 through June 18, 2019, the Company issued and sold 250,000 shares of common stock for proceeds of $1,173,810 at an average price of $4.70 per share to LPC, see (Note 5).

On June 3, 2019, the Company entered into a Stock Purchase Agreements with investors for the issuance of 1,583,743 unregistered shares of common stock. The Company raised gross proceeds of $7,960,635.

On June 25, 2019, the Company filed an amendment to its Amended and Restated Certificate of Incorporated whereby the Company changed its name to Beyond Air, Inc., effective June 26, 2019.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 TRANSITION PERIOD COMPARATIVE DATA

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Year Ended March 2018	Three Months Ended March 31, 2017
Operating expenses:
Research and development expenses	$(4,636,287)	$(1,438,704)
General and administrative expenses	(5,306,884)	(2,127,813)

Operating loss	(9,943,171)	(3,566,517)

Other Income (Loss)
Change in fair value of warrant liabilities	(794,093)	(1,123,814)
Amortization of beneficial conversion feature and debt issuance costs related to convertible debt	-	(1,031,360)
Amortization of debt issuance costs		(14,273)
Issuance of additional warrants granted to investors		(17,899)
Imputed interest expense respect to convertible notes		(14,878)
Imputed interest income (expense) with respect to loans from related parties and others and loan from bank	3,495	(13,286)
Issuance costs related to warrants granted		(457,366)
Foreign exchange gain (loss)	21,524	(38,064)
Other expense	(3,610)	(2,779)
Total other income (loss)	(772,684)	(2,713,719)

Net loss and other comprehensive loss	$(10,715,855)	$(6,280,236)

Net basic and diluted loss per share of common stock	$(1.68)	$(1.12)

Weighted average number of shares used in computing net basic loss per share of common stock	6,391,218	5,617,762

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 TRANSITION PERIOD COMPARATIVE DATA

STATEMENTS OF CONSOLIDATED CASHFLOWS (UNAUDITED)

	Year Ended March 31, 2018	Three Months Ended March 31, 2017
Cash flows from operating activities
Net loss	$(10,715,855)	$(6,280,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,535	6,205
Stock-based compensation	574,395	1,877,442
Adoption of ASU 2016-01	(2,986)
Changes in fair value of warrant liabilities	793,956	1,123,814
Amortization of beneficial conversion feature and debt issuance costs related to coverable notes	-	1,045,633
Issuance costs related to warrant liability	-	457,366
Issuance of common stock to finder upon the conversion of convertible notes	-	18,545
Imputed interest on convertible notes, loans from related parties and others	3,721	30,164
Change in:
Other current assets and prepaid expenses	117,163	(101,677)
Accounts payables	293,768	20,079
Accrued expenses	196,853	(409,728)
Net cash used in operating activities	(8,692,450)	(2,212,393)

Cash flows from investing activities
Investment in available for sale marketable securities	(8,304,392)	-
Purchase price paid upon reverse merger	-	(294,862)
Purchase of property and equipment	(219,595)	(25,206)
Net cash used in investing activities	(8,523,987)	(320,068)

Cash flows from financing activities
Proceeds from issuance of units consisting of common stock and warrants, net of issuance costs	10,813,767	9,889,035
Proceeds from loans from related parties and others	-	56,957
Maturity of loans and interest from related parties and others	-	(241,000)
Purchase of treasury stock	-	(25,000)
Repayment of bank loans	-	(13,828)
Net cash provided by financing activities	10,813,767	9,666,164

(Decrease) increase in cash, cash equivalents and restricted cash	(6,402,670)	7,133,103
Cash, cash equivalents and restricted cash at beginning of period	7,140,904	7,201
Cash, cash equivalents and restricted cash at end of period	$738,234	$7,140,904

Supplemental disclosure of non-cash investing activities:
Conversion of convertible notes to common stock	$-	$3,995,000
Issuance of convertible notes to common stock	$250,000	$-

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 RELATED PARITES

For the year ended December 31, 2017, the Company had the following related party transactions.

1)	On February 10, 2014, AIT signed a loan agreement with one of its stockholders for a total amount of $22,000. The loan bears an interest of 4% per annum.

2)	In 2016 and 2017, AIT entered into loan agreement with existing stockholders pursuant to which AIT received the amounts of $340,000 and $57,000 (the “Stockholder Loans”), respectively, which bears an interest rate of 16% per annum and shall be fully repaid in 12 months from the date each was funded. In the event of full payment of the stockholder loans at any time within 90 days of the funding, a minimum interest rate of 4% of the stockholder loans shall be paid along with the principal.

3)	For the year ended December 31, 2017, the Company recorded expenses regarding all aforesaid loans in the amount of approximately $13,000.

4)	On January 13, 2017, upon the closing of the reverse merger, the holdings of certain of the above stockholders were diluted, and they are no longer considered related parties as of December 31, 2017.

5)	In previous years, the Company entered into consultancy agreements with certain stockholders.

6)

Commencing December 2013, AIT issued the convertible notes for which aggregate consideration of $892,000 was received from related parties. The convertible notes bore an interest rate of 8% per annum compounded annually. Upon the closing of the merger, all of the outstanding convertible Notes were converted into 1,397,068 shares of common stock.

