Form 10-Q
period 2019-06-30
Beyond Air, Inc.
filed 2019-08-14
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number: 000-55759

BEYOND AIR, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3812456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 East Gate Boulevard, Suite 320
Garden City, NY	11530
(Address of principal executive offices)	(Zip Code)

516-665-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	XAIR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2019, there were 10,743,280 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC.

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED JUNE 30, 2019

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$636,193	$1,340,203
Restricted cash	16,827	16,934
Marketable securities	11,007,238	6,542,667
Right-of-use asset	69,271	-
Other current assets and prepaid expenses	545,151	788,409
Total current assets	12,274,680	8,688,213
Licensed right to use technology	441,320	495,000
Right-of-use lease assets	174,199	-
Property and equipment, net	230,082	244,872
TOTAL ASSETS	$13,120,281	$9,428,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,553,002	$1,164,672
Accrued expenses	1,514,549	1,567,638
Deferred revenue	1,635,825	2,263,294
Stock to be issued to a vendor	166,500	144,000
Operating lease liability	63,642	-
Loan payable	147,238	263,604
Total current liabilities	5,080,756	5,403,208

Long-term liabilities
Operating lease liability	179,270	-
Total liabilities	5,260,026	5,403,208
Commitments and contingencies

Shareholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 10,580,680 and 8,714,815 shares issued and outstanding as of June 30, 2019 and March 31, 2019, respectively	1,058	871
Treasury stock	(25,000)	(25,000)
Additional paid-in capital	51,709,590	41,693,578
Accumulated deficit	(43,825,393)	(37,644,572)
Total shareholders’ equity	7,860,255	4,024,877
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,120,281	$9,428,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended June 30,
	2019	2018

License revenues	$627,469	$-

Operating expenses
Research and development	2,323,513	1,063,145
General and administrative	2,182,558	693,005

Operating loss	(3,878,602)	(1,756,150)

Other income (loss)
Realized and unrealized loss on marketable equity securities	(2,307,319)	-
Dividend income	3,376	32,901
Foreign exchange gain	1,724	3,201
Other expenses	-	(3,702)
Total other (loss) income	(2,302,219)	32,400

Net loss	$(6,180,821)	$(1,723,750)

Unrealized gain on marketable securities	-	5,403

Total other comprehensive loss	$(6,180,821)	$(1,718,347)

Net loss per share – basic and diluted	$(0.67)	$(0.20)

Weighted average number of common shares outstanding – basic and diluted	9,201,855	8,400,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2019	8,714,815	$871	$(25,000)	$41,693,578	$(37,644,572)	$4,024,877
At the market stock issuance of common stock, net,	250,000	25	-	1,173,785	-	1,173,810
Issuance of common stock upon exercise of options	32,122	3	-	83,854	-	83,857
Issuance of common stock pursuant to a private placement, net of offering cost	1,583,743	159	-	7,839,336	-	7,839,495
Stock-based compensation				919,037		919,037
Net loss	-	-	-	-	(6,180,821)	(6,180,821)
Balance as of June 30, 2019	10,580,680	$1,058	$(25,000)	$51,709,590	$(43,825,393)	$7,860,255

				Additional		Other	Total
	Common Stock		Treasury	Paid-in	Accumulated	Comprehensive	Shareholders’
	Number	Amount	Stock	Capital	Deficit	Income (Loss)	Equity
Balance as of April 1, 2018	8,397,056	$840	$(25,000)	$32,141,110	$(30,569,764)	$(2,986)	$1,544,200
Adjustment due to the adoption of ASU-2017-11) (1)				6,194,292	(516,358)		5,677,934
Issuance of common stock upon exercise of options	9,601	1		(1)			-
Stock-based compensation				80,000			80,000
Net unrealized gain on available for sales securities						5,403	5,403
Net loss	-	-	-	-	(1,723,750)		(1,723,750)
Balance as of June 30, 2018	8,406,657	$841	$(25,000)	$38,415,401	$(32,809,872)	$2,417	$5,583,787

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended June 30,
	2019	2018

Cash flows from operating activities
Net loss	$(6,180,821)	$(1,723,750)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	90,951	13,816
Stock-based compensation	941,537	80,000
Realized and unrealized loss on marketable equity securities	2,307,319	-
Changes in:
Other current assets and prepaid expenses	243,258	(56,483)
Accounts payable	388,330	(86,636)
Accrued expenses	(53,089)	(531,036)
Lease payments	(19,927)	-
Deferred revenue	(627,469)	-
Net cash used in operating activities	(2,909,911)	(2,304,089)

Cash flows from investing activities
Investment in marketable securities	(16,459,011)	(33,000)
Proceeds from redemption of marketable securities	9,687,121	2,000,000
Purchase of property and equipment	(3,112)	-
Net cash (used in) provided by investing activities	(6,775,002)	1,967,000

Cash flows from financing activities
Issuance of common stock in private placement, net of offering cost	7,839,495	-
Issuance of common stock related to at the market offerings	1,173,810	-
Payment of loan	(116,366)	-
Proceeds from the exercise of stock options	83,857	-
Net cash provided by financing activities	8,980,796	-

Decrease in cash, cash equivalents and restricted cash	(704,117)	(337,089)
Cash, cash equivalents and restricted cash at beginning of period	1,357,137	739,234
Cash, cash equivalents and restricted cash at end of period	$653,020	$402,145
Supplemental disclosure of non-investing activities
Right-of-use assets	$258,605	$-
Operating lease liability	$266,570	$-
Supplemental disclosure of cash flow items:
Interest paid	$1676	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Advanced Inhalation Therapies Ltd. was incorporated in Israel on May 1, 2011 and is a wholly-owned subsidiary of the Company. On July 4, 2019, Advanced Inhalation Therapies Ltd name was changed to Beyond Air, Ltd (“BA Ltd.)”.

In December 2016, the Company consummated a reverse merger with KokiCare, Inc. Under reverse recapitalization accounting, BA Ltd. was considered the acquirer for accounting and financial reporting purposes. Consequently, the unaudited condensed consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. These unaudited condensed consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of BA Ltd. since inception.

The Company is an emerging medical device company that is developing a Nitric Oxide (“NO”) delivery system that generates NO from ambient air. Since its inception, the Company has devoted substantially all of its efforts to business planning and research and development.

Liquidity Risks and Uncertainties

As shown in the accompanying financial statements, the Company has incurred cash used in operating activities of $2.9 million for the three months ended June 30, 2019 and has accumulated losses of $43.8 million. The Company has cash equivalents and marketable securities of $11.7 million as of June 30, 2019. Included in marketable securities are common shares of Circassia Pharmaceuticals plc of $2.8 million (Note 3 and 9). Based upon the Company’s current business plan, and expected cash utilization, the Company estimates that it will have enough cash, including the proceeds from the sale of all its marketable securities, to operate its business until the end of the third calendar quarter of 2020.

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

On June 3, 2019, the Company entered into a Stock Purchase Agreements with investors and issued 1,583,743 unregistered shares of common stock. The Company raised net proceeds of $7,839,495.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND BUSINESS (continued)

On July 2, 2019, the SEC declared effective the Company’s Form S3 shelf registration statement which allows the Company to sell up to $100 million of equity securities.

In addition, the Company has a $20 million purchase agreement (“Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), providing for the issuance of up to $20 million of the Company’s common stock over 36 months at the Company’s discretion (Note 5). Subsequent to June 30, 2019 through August 9, 2019, the Company issued and sold to LPC 160,000 shares of common stock for proceeds of $808,184, representing at an average price of $5.05 per share.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated Balance Sheet as of March 31, 2019 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019. The unaudited condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended March 31,2019 which was filed with the United States Securities and Exchange Commission, (“SEC”), on June 28, 2019.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of BA Ltd. All intercompany balances and transactions have been eliminated in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The Company’s significant estimates are accrual of expenses under consulting and licensing agreements, stock-based compensation, assumptions associated with revenue recognition, and the determination of deferred tax attributes and the valuation allowance thereon.

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

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

There can be no assurance that the Company’s products will to be accepted in the marketplace, nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all.

The Company’s products require approval or clearance from the U.S. Food and Drug Administration prior to commencing commercial sales in the United States. The Company is expected to file a Premarketing (PMA) Approval application during the end of the third calendar quarter of 2019 for its first product. There can be no assurance that the Company’s products will receive all of the required approvals or clearances. Approvals or clearances are also required in foreign jurisdictions in which the Company may license or sell its products. If the Company is denied such approvals or clearances or such approvals or clearances are delayed, it may have a material adverse impact on the Company’s results of operations, financial position and liquidity.

Concentrations

The Company’s license revenue was from two milestone payments from one customer. The Company is seeking additional Partners outside of the United States and China.

We are heavily dependent on the Aeronox system, which is a portable titration and monitoring system that delivers nitric oxide gas and measures nitric oxide and nitro dioxide gas concentrations in parts per million (ppm). The company that manufactures it is International Biomedical, located in Texas. If International Biomedical decides not to continue to support the Aeronox system (for example, selling parts and providing repair services for the device), then we might not be able to conduct our anticipated trials. This system is not manufactured specifically for us, and we have no agreement with International Biomedical for the continued manufacture or support of this Aeronox system. Additionally, the Aeronox system is not currently approved for use in the U.S. above 80 ppm concentration required by our proprietary NO formulations, and we currently engage a third-party contractor to modify the Aeronox system in order for it to monitor our NO formulations above 80 ppm. Unless the Aeronox system obtains such approval, of which we have no current expectation, we would be required to seek an alternative delivery system in order to conduct a clinical trial of our formulation within the U.S.

In addition, the Company relies on two vendors to manufacture its delivery system. The Company is reliant on the vendors for commercial manufacturing of our delivery systems for both clinical studies and commercial supply, if regulatory approval is received.

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

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table is the reconciliation of the recently adopted new accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s unaudited condensed consolidated statements of cash flows:

	June 30, 2019	March 31, 2019
Cash and cash equivalents	$636,193	$1,340,203
Restricted cash	16,827	16,934
Cash and cash equivalents and restricted cash	$653,020	$1,357,137

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development expenses are charged to the statement of operations and comprehensive loss as incurred. Research and development expenses include salaries and stock-based compensation as well as costs incurred by outside laboratories, consultants and accredited facilities in connection with regulatory approval process, the clinical trials and preclinical studies.

Revenue

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

The Company must use judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on an estimated stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied, see (Note 9).

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2019, and March 31, 2019, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company files a U.S. Federal, various state, and International income tax returns. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances. Such adjustment is reflected in the tax provision when appropriate. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of operations and comprehensive loss. The Company has a liability in accrued expenses of $154,300 and $154,300 for uncertain tax positions as of June 30, 2019 and March 31, 2019, respectively. Tax returns that are open for examination for Beyond Air since to 2015 and for BA Ltd since 2013.

Foreign Exchange Transactions

BA Ltd. operations are in Israel and Beyond Air’s operations are in the United States. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. dollar. The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to U.S. dollars in accordance with the Accounting Standards Board Codification Topic 830, “Foreign Currency Matters”.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of the Company’s stock on the date of grant. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model adjusted for the unique characteristics of those instruments. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The Company does not have enough history to establish volatility based upon its own stock trading. Therefore, the expected volatility was based similar publicly traded peer companies. The Company routinely reviews its calculation of volatility based on, the Company’s life cycle, its peer group, and other factors. The Company uses the simplified method for share-based compensation to estimate the expected term Compensation expense for options and warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured, and is recognized over the service period. The expense was previously adjusted to fair value at the end of each reporting period until such awards vested, and the fair value of such instruments, as adjusted, was expensed over the related vesting period. Adjustments to fair value at each reporting date resulted in income or expense, depending upon the estimate of fair value and the amount of expense recorded prior to the adjustment. In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. We adopted this ASU the fourth quarter of fiscal 2019, and as a result, the fair value of all non-employee awards became fixed at the start of the fourth quarter.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Marketable Securities

Investments in equity marketable securities classified available for sale are carried at fair value with the changes in unrealized gains and losses recognized in the Company’s results in operations. Realized gains and (loss) from the sale of marketable securities are recognized in the statement of operations. using the specific identification method on a trade. date basis. Additionally, we assess our marketable debt securities for potential other-than-temporary impairment The Company employ a methodology that considers available evidence in evaluating potential other-than-temporary impairment of our marketable equity securities classified as available-for-sale. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value.

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

Licensed Right to Use Technology

Licensed right to use technology is an intangible asset resulting from the NitricGen transaction, (see Note 11). The intangible asset was valued based upon the fair value of the options issued to NitricGen and the cash paid for this transaction. The license contains two future milestone payments aggregating $1,800,000. The intangible asset is being amortized on a straight-line method over its estimated useful life of thirteen years.

Impairment of Long-Lived Assets

The Company assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider that could trigger an impairment review include the following:

●	significant underperformance relative to expected historical or projected future operating results,

●	significant changes in the manner of our use of the acquired assets or the strategy for our overall business,

●	significant negative regulatory or economic trends, and

●	significant technological changes, which would render equipment and manufacturing processes obsolete.

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. There were no events during the reporting periods that were deemed to be a triggering event that would require an impairment assessment.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options, warrants, and other stock-based compensation awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because such common shares are not assumed to have been issued if their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

On April 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company early adopted the new guidance using the modified retrospective transition approach and practical expedients to all leases existing at the date of initial application and not restating comparative periods, see Note 11).

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued rent. The interest rate implicit in our leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates. The weighted average discount rate and remaining term on lease obligation is approximately 8.3% and 3.7 years. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses. Amortization expense for finance (capital) leases is recognized on a straight-line basis over the lease term and is included in general and administrative expenses, while interest expense for finance leases is recognized using the effective interest method.

As of the April 1, 2019, the adoption date, the Company has identified three operating lease arrangements. The adoption of ASC 842 resulted in the recognition of operating lease liabilities and right-of-use assets of approximately of $266,600 and $258,600, respectively. The adoption of the standard did not have a material effect on the Company’s unaudited condensed consolidated statements of operation and comprehensive loss or unaudited condensed consolidated statements of cash flows.

Recent Accounting Pronouncements Not Yet Adopted

There have been no recent accounting pronouncements or changes in accounting standard during the three months ended June 30, 2019, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, that are of significance or potential significance to the Company.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 FAIR VALUE MEASUREMENT

The Company’s financial instruments primarily include cash, cash equivalents, restricted cash, marketable securities and accounts payable. Due to the short-term nature of cash, cash equivalents and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 FAIR VALUE MEASUREMENT (continued)

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities -
Circassia Pharmaceuticals plc (Note 9)	$2,805,109			$2,805,109
Mutual funds: short-term fixed income funds	8,202,129			8,202,129
	$11,007,238	$-	$-	$11,007,238

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities -
Circassia Pharmaceuticals plc (Note 9)	$5,649,486			$5,649,486
Mutual funds: short-term fixed income funds	893,181			893,181
	$6,452,667	$-	$-	$6,542,667

Net losses recognized during the three months ended June 30, 2019 in marketable equity securities were approximately $2.3 million. Unrealized net losses recognized during the quarter on marketable equity securities held as of June 30, 2019 were approximately $2.1 million. There were no gains or losses from marketable securities during the three months ended June 30, 2018.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2019 and March 31, 2019, respectively:

	June 30, 2019	March 31, 2019

Clinical and medical equipment	$357,795	$357,795
Computer equipment	45,269	42,782
Furniture and fixtures	42,089	41,464
Leasehold improvements	5,336	5,336
	450,489	447,377
Accumulated depreciation and amortization	(220,407)	(202,505)
	$230,082	$244,872

Depreciation and amortization expense related to fixed assets for the three months ended June 30, 2019 and June 30, 2018 was $17,902 and $13,816.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDER’S EQUITY

In August 2018, the Company entered into a Stock Purchase Agreement with Lincoln Park Corporation for $20 million. The Company may sell and issue LPC and LPC is obligated to purchase up to $20 million in value of shares of common stock from time to time over three years. The Company may direct LPC, at its sole discretion, and subject to certain conditions, to purchase up to 10,000 to 30,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that LPC cannot make any single purchase that exceeds $750,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Stock Purchase Agreement. For the three months ended June 30, 2019, the Company received proceeds of $1,173,810 from the sale of 250,000 shares of the Company’s stock, or an average price per share of $4.70. There is $17,482,005 remaining under the Purchase Agreement as of June 30, 2019.

On June 3, 2019, the Company entered into a Stock Purchase Agreement (“Offering”) with investors for the issuance of 1,583,743 unregistered shares of common stock. The Company raised net proceeds was $7,839,494. The Company’s CEO participated in this offering and invested $300,000 and received 58,253 shares of common stock, or $5.15 per share.

On July 2, 2019, the SEC declared effective, the Company’s Form S3 shelf registration statement which allows the Company to sell up to $100 million of equity securities.

Stock to be Issued to a Vendor

During the year ended March 31, 2019, the Company is obligated to issue 30,000 shares to a vendor for services related to investor relations. The Company recorded stock-based compensation of $144,000 for the shares to be issued, or $4.80 per share, at fair market value. The Company recorded this obligation as a liability for shares to be issued. For the three months ended June 30, 2019, the Company recorded stock-based compensation of $22,500 and increased the liability to fair market value since the stock has not been issued.

Issuance of Restricted Shares

On December 26, 2018, the Board of directors approved the issuance of 304,000 and 36,000 shares of restricted stock to the board of directors, officers, employees and consultants to be granted on December 31, 2018 and January 1, 2019, respectively. The restricted stock vests annually over five years. The Company recorded stock-based compensation expense of $151,131 for the three months ended June 30, 2019 associated with this grant.

Stock Option Plan

The Company has an amended and restated Equity Incentive Option Plan (the “2013 Plan”), that grants stock options, restricted stock units and restricted shares to officers, directors, employees, and non-employees for shares of the Company’s stock. The options vesting terms are generally between two to four years and expire up to ten years after the grant date. On December 26, 2018 and February 13, 2019, the Board of Directors authorized the increase of an additional 600,000 and 1,000,000 shares to a total of 3,100,000 shares for issuance under the 2013 Plan, respectively. As of June 30, 2019, there are 313,639 options available for future grants.

BEYOND AIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the Company’s options for the three months ended June 30, 2019, is as follows:

	Number Of Options	Weighted Average Exercise Price - Options	Weighted Average Remaining Contractual Life-Options	Aggregate Intrinsic Value

Options outstanding as of April 1, 2019	2,375,812	$4.32	9.2	$2,931,535
Granted	10,000	5.67		-
Exercised	(32,122)	2.61		(94,420)
Forfeited	(14,475)	5.46		-

Outstanding as of June 30, 2019	2,339,215	$4.33	8.9	$2,837,115
Exercisable as of June 30, 2019	809,632	$4.37	8.1	$1,606,365

As of June 30, 2019, the Company has unrecognized stock-based compensation expense of approximately $3,167,000 related to unvested stock options and is expected to be expensed over the weighted average remaining service period of 1.6 years. The weighted average fair value of options granted was $4.10 per share during the three months ended June 30, 2019. The following were utilized on the date of grant:

	June 30, 2019	June 30, 2018
Risk -free interest rate	2.3%	2.7%
Expected volatility	83.4%	84.5%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25-10

The following summarizes the components of stock-based compensation expense for the three months ended June 30, 2019 and June 30, 2018, respectively

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Research and development	$149,922	$69,427
General and administrative	769,115	10,573

Total stock-based compensation expense	$919,037	$80,000

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDER’S EQUITY (continued)

Warrants

A summary of the Company’s outstanding warrants as of June 30, 2019 are as follows:

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

There were no warrants exercised during the three months ended June 30, 2019 or for the three months ended June 30, 2018.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of June 30, 2019 and March 31, 2019 is as follows:

	June 30, 2019	March 31, 2019
Research and development	$200,000	$324,063
Insurance	204,452	297,945
Other	140,699	166,401
	$545,151	$788,409

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses as of June 30, 2019 and March 31, 2019 is as follows:

	June 30, 2019	March 31, 2019
Research and development	$183,619	$103,320
Professional fees	973,515	1,030,127
Income taxes payable	154,300	154,300
Employee salaries and benefits	96,362	183,271
Other	106,752	96,620
Total	$1,514,548	$1,567,638

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

This contract was evaluated under ASC 606, which was adopted by the Company during fiscal 2019. Based upon the evaluation, it was determined that the contract consists of five performance obligations, as follows:

●	Performance Obligation 1: transfer of functional intellectual property rights to Circassia, which includes:

o	the consummation of the License, Development, and Commercialization Agreement, which included significant pre-agreement negotiation, product specification, and

o	the successful completion of the pre-submission meeting with the FDA. At this meeting the FDA reinforced their assessment of AirNOvent as a medical device.

●	Performance Obligation 2: ongoing support associated with the PMA submission and regulatory approval by the FDA. This also includes development activities including manufacturing readiness process ahead of the approval.

BEYOND AIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 LICENSE AGREEMENT (continued)

●	Performance Obligation 3: launch of the approved product in the field in the USA upon FDA regulatory approval

●	Performance obligation 4: FDA approval of the product in the field for use in cardiac surgery

●	Performance obligation 5: regulatory approval in China for marketing and sale of the product in China for any indication

In consideration of the rights and licenses granted to Circassia by the Company, Circassia shall pay the Company the following milestone amounts in US dollars or Circassia shares:

●	$7.35 million upon signing or 12,00,971 ordinary shares of Circassia Pharmaceuticals plc;

●	$3.15 million payable within five (5) business days following the successful completion of a Food and Drug Administration (the “FDA”) pre-submission meeting or 5,271,844 ordinary shares of Circassia Pharmaceuticals plc;

●	$12.6 million payable on the sooner of ninety (90) days post FDA approval of the Product or the launch of the Product in the United States,

●	$8.4 million payable within five (5) business days following the approval by the FDA of the Product in certain hospital and clinic settings for use in cardiac surgery; and

●	$1.05 million payable within five (5) business days following approval by the FDA equivalent in China for marketing and sale of the Product.

In addition, Circassia shall pay the Company the following royalty amounts until expiration of all of the applicable patents:

●	A one-time 5% royalty on the first cumulative $50 million in gross profit in the United States;

●	A one-time 5% royalty on the first cumulative $20 million in gross profit in China;

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

Due to the consideration constraints associated with milestones 3, 4, and 5, only the amounts associated with milestone 1 and 2 have been allocated. During the three months ended March 31, 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to the first two performance obligations. one being the transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $7,116,232 and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was valued at $2,871,063 and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. For the three months ended June 30, 2019, and June 30, 2018, $627,469 and $0, respectively of such revenue associated with this second performance obligation has been recognized. As of June 30, 2019 and March 31, 2019, deferred revenue was $1,635,825 and $2,263,294.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 LOAN PAYABLE

In January 2019, and in connection with the Company’s insurance policy, a loan of $292,500 was used to finance part of the premium. There are ten monthly payments of $29,687 and the interest rate is 3.3% per annum. The balance as of June 30, 2019 and March 31, 2019 was $147,238 and $263,604, respectively.

NOTE 11 COMMITMENTS AND CONTINGENCIES

On October 22, 2013, the Company entered into a patent license agreement with a third party, pursuant to which AIT agreed to pay to the third party a non-refundable upfront fee of $150,000 and is obligated to pay 5% royalties of any licensed product net sales, but at least $50,000 per annum through the term of the agreement and the advance is credited against future royalties payments. As of June 30, 2019, the Company did not pay any royalties since the Company did not have any revenues from this license. The term of the agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that we do not meet certain milestones.

In August 2015, BA Ltd entered into an Option Agreement (the “Option Agreement”) with a third party whereby AIT acquired the Option to purchase certain intellectual property assets and rights (the “Option”) on September 7, 2016 for $25,000. On January 13, 2017, the Company exercised the Option and paid $500,000. The Company became obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which we receive regulatory approval for the commercial sale of the first product candidate qualifying under the agreement. These milestone payments are capped at a total of $87 million across three separate and distinct indications that fall under the agreement, with the majority of them, approximately $83 million, being sales related based on cumulative sales milestones for each of the three products.

On January 31, 2018 the Company entered into an agreement (“Agreement”) with NitricGen, Inc. (“NitricGen”) acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to NO delivery systems (“Delivery System”). The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2,000,000 in future payments based upon achieving certain milestones, as defined in the Agreement, and royalties on sales of the Delivery System. The Company paid NitricGen $100,000 upon the execution agreement, $100,000 upon achieving the next milestone and issued 100,000 options to purchase the Company’s stock valued at $295,000 upon executing the agreement. The remaining future milestone payments are $1,800,00 of which $1,500,000 in six months after the first approval of the eNOGenerator by the FDA or EMEA.

Operating Leases

In March 2018, the Company entered into an operating lease for office space in Madison, Wisconsin. The lease commenced in March 2018, with the Company providing a security deposit of $1,728, which is recorded as restricted cash in the unaudited condensed consolidated balance sheets. The lease agreement expires in April 2021, at which point the Company has the option to renew the lease for one additional five-year term. The renewal period was not included the lease term for purposes of determining the lease liability or right-of-use asset.

In May 2018, the Company entered into an operating lease for office space in Garden City, New York. The lease commenced in July 2018, with the Company providing a security deposit of $9,771, which is recorded as restricted cash in the unaudited consolidated balance sheets. The lease agreement expires in June 2023, at which point the Company has the option to renew the lease for one additional three-year term. The renewal period was not included the lease term for purposes of determining the lease liability or right-of-use asset.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 COMMITMENTS AND CONTINGENCIES (continued)

The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such these lease payments are expensed as incurred.

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid	$19,927
Right-of-use assets obtained in exchange for new operating lease liabilities:	-
Weighted-average remaining lease term — operating leases	3.7 years
Weighted-average discount rate — operating leases	8.3%

Maturity of Lease Liabilities	Three months ended June 30,
Operating Leases
Remainder of 2020	$61,074
2021	83,117
2022	64,826
2023	64,693
2024	9,281
Total lease payments	282,991
Less: interest	(40,079)
Present value of lease liabilities	$242,912

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 12 SUBSEQUENT EVENTS

From July 1, 2019 through August 13, 2019, the Company issued and sold 160,000 shares of common stock for proceeds of $808,184 representing an average price of $5.05 per share to LPC, (see Note 5).

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

To date, we have not generated revenue from the sale of any product, and we do not expect to generate revenue unless and until we obtain marketing approval of, and commercialize, our product candidates. As of June 30, 2019, we had an accumulated deficit of $43,825,393. Our financing activities are described below under “Liquidity and Capital Resources.”

Critical Accounting Policies

The accounting policies followed in the preparation of our condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q are consistent in all material respects with those included in Note 2 of our Annual Report on the Form 10-K for the year ended March 31, 2019. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated Balance Sheet as of March 31, 2019 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019. The condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2019 which was filed with the United States Securities and Exchange Commission, (“SEC”), on June 28, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Results of Operations

Below are the results of operations for the three months ended June 30, 2019 and June 30, 2018:

	For the Three Months Ended June 30,
	2019	2018

License revenues	$627,469	$-

Operating expenses
Research and development	2,323,513	1,063,145
General and administrative	2,182,558	693,005

Operating loss	(3,878,602)	(1,756,150)

Other income (loss)
Realized and unrealized loss on marketable securities	(2,307,319)	-
Dividend income	3,376	32,901
Foreign exchange gain	1,724	3,201
Other expenses	-	(3,702)
Total other (loss) income	(2,302,219)	32,400

Net loss	$(6,180,821)	$(1,723,750)

Unrealized gain on marketable securities	-	5,403

Total other comprehensive loss	$(6,180,821)	$(1,718,347)

Net loss per share – basic and diluted	$(0.67)	$(0.20)

Weighted average number of common shares outstanding – basic and diluted	9,201,855	8,400,327

Comparison of Three Months Ended June 30, 2019 with the Three Months Ended June 30, 2018

Revenue

License revenue for the three months ended June 30, 2019 was $627,469 and $0 for the three months ended June 30, 2018.

On January 23, 2019, the Company entered into an agreement for commercial rights (“the License Agreement”) with Circassia Pharmaceuticals plc, (“Circassia”) (located in the United Kingdom) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. The Company may receive payments up to $32.5 million in up front and regulatory milestones, of which $31.5 million is associated with the U.S. market. All such payments are payable in cash or ordinary shares of Circassia Pharmaceuticals plc, at the discretion of Circassia Pharmaceuticals, Inc., with payments in cash discounted by approximately 5%. During the three months ended March 31, 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to two separate identified performance obligations, one being the transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $9,987,295, and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was valued at $2.4 million and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. During the three months ended June 30, 2019, $627,000 of such deferred revenue associated with this second performance obligation has been recognized with $1.2 million being cumulatively recognized through June 30, 2019.

Research and development expenses

Research and development expenses for the three months ended June 30, 2019 was $2,323,513 as compared to $1,063,145 for the three months ended June 30, 2018. The increase of $1,260,368 was primarily attributed to development of NO Generator and Delivery System and pre-clinical studies of $1,152,800 and an increase in stock-based compensation of $80,500.

General and administrative expenses

General and administrative expense for the three months ended June 30, 2019, was $2,182,558 as compared to the three months June 30, 2018 of $693,005. The difference of $1,489,553 was primarily attributed to an increase stock-based compensation expense of $760,000, an increase in professional fees of $330,000 and $106,900 in salary and benefits due to the hiring of employees.

Other income (loss)

Other loss for the three months ended June 30, 2019 was $230,219 as compared other income $32,4000 for the three months ended June 30, 2018. Other loss for the three months ended June 30, 2019 was primarily from the realized and unrealized loss of Circassia Pharmaceuticals plc stock of $2,307,319.

Cash Flows

Below is a summary of the Company’s cash flows activities for the three months ended June 30, 2019 and for the three months ended June 30, 2018:

	Three Months Ended
	June 30,
	2019	2018

Net cash provided by (used in):
Operating activities	$(2,909,911)	$(2,304,089)
Investing activities	(6,775,002)	1,967,000
Financing activities	8,980,796	-
Net decrease in cash, cash equivalents and restricted cash	$(704,117)	$(337,089)

Operating Activities

For the three months ended June 30, 2019, the net cash used in operating activities was $2,909,911 which was primarily due to our net loss of $6,180,821 and an increase in deferred revenue of $627,469 which was offset by an increase in realized and unrealized loss in marketable securities of $2,307,319 and non-cash stock-based compensation expense of $941,537. For the three months ended June 30, 2018 net cash used in operating activities $2,304,089 which was primarily due to the net loss of $1,723,750 and an increase in accrued expenses of $531,036.

Investing Activities

For the three months ended June 30, 2019 net cash used in investing activities was $6,775,002 and for the three months ended June 30, 2018 net cash provided by investing activities was $1,967,000. The primary use of cash for the three months June 30, 2018 was from the net investment of marketable securities of $6,771,890. The primary source of cash for the three months June 30, 2019 was from the net sale of marketable securities of $1,967,000.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2019 was $8,980,796 and was primarily from the net proceeds of a private placement of $7,839,495, and the issuance and sale of $1,173,810 of common stock to Lincoln Park Financial Corporation. There were no financing activities for the three months ended June 30, 2018.

Liquidity and Capital Resources

Overview

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products in the next several years. Since the time the Company became public through June 30, 2019, we have funded our operations principally through the issuance of equity securities. As shown in the accompanying financial statements, the Company has used cash from operating activities of $2.9 million for the three months ended June 30, 2019 and has accumulated losses of $43.6 million through June 30, 2019.The Company has cash equivalent and marketable securities of $11.7 million as of June 30, 2019. Included in marketable securities is Circassia Pharmaceuticals plc of $2.8 million. Based upon the Company’s business plan and expected burn utilization including proceeds from the sale of all its marketable securities, the Company estimates that it will have enough cash to operate its business until the end of the third quarter 2020. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs.

On July 2, 2019, the SEC declared effective the Company’s Form S3 shelf registration statement which allows the Company to sell up to$100 million of equity securities.

In addition, the Company has a $20 million purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), providing for the issuance of up to $20 million of the Company’s common stock over 36 months at the Company’s discretion. Subsequent to June 30, 2019, the Company issued and sold to LPC 160,000 shares of common stock for proceeds of $808,184, representing an average price of $5.05 per share. There is $16,673,821 remaining on the Purchase Agreement.

Our ability to continue to operate is dependent upon the filing of our PMA, regulatory of the PMA expected timing of the Company’s launch of our product, obtaining partners in other parts of the world, timing of future milestones, royalties and, raising additional funds to finance our activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. The Company’s ability to continue to operate is dependent upon raising additional funds to finance its activities.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

Based on this assessment, our management concluded that, as of June 30, 2019, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to our unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on June 28, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**** Confidential treatment has been requested for portions of this exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEYOND AIR, INC.

/s/ Steven Lisi
Date: August 14, 2019	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Beck
Date: August 14, 2019	Douglas Beck
Chief Financial Officer
(Principal Financial and Accounting Officer)

