Form 10-Q
period 2019-09-30
Beyond Air, Inc.
filed 2019-11-06
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 5, 2019, there were 10,746,780 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC.

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,895,389	$1,340,203
Restricted cash	459,234	16,934
Marketable securities	7,485,819	6,542,667
Right-of-use lease assets	58,267	-
Other current assets and prepaid expenses	414,033	788,409
Total current assets	10,312,742	8,688,213
Licensed right to use technology	431,801	495,000
Right-of-use lease assets	169,760	-
Property and equipment, net	228,789	244,872
TOTAL ASSETS	$11,143,092	$9,428,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,104,323	$1,164,672
Accrued expenses	2,068,246	1,567,638
Deferred revenue	990,223	2,263,294
Stock to be issued to a vendor	138,000	144,000
Operating lease liability	65,092	-
Loan payable	88,582	263,604
Total current liabilities	5,454,466	5,403,208

Long-term liabilities
Operating lease liability	169,005	-
Total liabilities	5,623,471	5,403,208
Commitments and contingencies

Shareholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized,10,746,780 and 8,714,815 shares issued and outstanding as of September 30, 2019 and March 31, 2019, respectively	1,075	871
Treasury stock	(25,000)	(25,000)
Additional paid-in capital	53,466,679	41,693,578
Accumulated deficit	(47,923,133)	(37,644,572)
Total shareholders’ equity	5,519,621	4,024,877
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,143,092	$9,428,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Month Ended
	September 30,		September 30,
	2019	2018	2019	2018

License revenues	$645,602	$-	$1,273,071	$-

Operating expenses:

Research and development	(2,849,990)	(647,866)	(5,173,503)	(1,711,011)
General and administrative	(2,064,872)	(1,765,489)	(4,247,430)	(2,458,494)
Operating expenses	(4,914,862)	(2,413,355)	(9,420,933)	(4,169,505)

Operating loss	(4,269,260)	(2,413,355)	(8,147,862)	(4,169,505)

Other income (loss)
Realized and unrealized gain (loss) from marketable securities	142,806	2,805	(2,164,513)	8,208
Dividend income	30,691	31,085	34,067	63,986
Foreign exchange loss	(1,977)	(4,167)	(253)	(966)
Other expenses	-	(5,587)	-	(9,289)
Total other income (loss)	171,520	24,136	(2,130,699)	61,939

Net loss	$(4,097,740)	$(2,389,219)	$(10,278,561)	$(4,107,566)

Net basis and diluted loss per share	$(0.38)	$(0.28)	$(1.03)	$(0.49)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	10,699,370	8,440,457	9,935,444	8,420,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2019	8,714,815	$871	$(25,000)	$41,693,578	$(37,644,572)	$4,024,877
At the market stock issuance of common stock, net,	250,000	25	-	1,173,785	-	1,173,810
Issuance of common stock upon exercise of options	32,122	3	-	83,854	-	83,857
Issuance of common stock pursuant to a private placement, net of offering cost	1,583,743	159	-	7,839,336	-	7,839,495
Stock-based compensation				919,037		919,037
Net loss	-	-	-	-	(6,180,821)	(6,180,821)
Balance as of June 30, 2019	10,580,680	$1,058	$(25,000)	$51,709,590	$(43,825,393)	$7,860,255

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July l, 2019	10,580,680	$1,058	$(25,000)	$51,709,590	$(43,825,393)	$7,860,255
At the market stock issuance of common stock, net	160,000	16	-	808,168	-	808,184
Issuance of common stock upon exercise of options	6,100	1	-	25,924	-	25,925
Stock-based compensation				922,997		922,997
Net loss	-	-	-	-	(4,097,740)	(4,097,740)
Balance as of September 30, 2019	10,746,780	$1,075	$(25,000)	$53,466,679	$(47,923,133)	$5,519,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2018	8,397,056	$840	$(25,000)	$32,141,110	$(30,572,750)	$1,544,200
Adjustment due to the adoption of ASU-2017-11) (A)				6,194,292	(516,358)	5,677,934
Issuance of common stock upon exercise of options	9,601	1		(1)		-
Stock-based compensation				80,000		80,000
Net loss					(1,718,347)	(1,718,347)
Balance as of June 30, 2018	8,406,657	$841	$(25,000)	$38,415,401	$(32,807,455)	$5,583,787

(A)	The Company elected to adopt Accounting Standards Update 2017-11 retrospective to outstanding financial instruments with down round feature by means of cumulative-effect adjustment to the beginning additional paid-in capital of $6,194,292 and accumulated deficit of $(516,358) as of April 1, 2018. This ASU affects all entities that issue financial instruments (for example, warrants or convertible instruments) that include down round features.

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July 1, 2018	8,406,657	$841	$(25,000)	$38,415,401	$(32,807,455)	$5,583,787
At the market stock issuance of common stock, net	117,000	11		(18,511)		(18,500)
Stock-based compensation				842,010		842,010
Net loss					(2,402,519)	(2,392,024)
Balance as of September 30, 2018	8,523,657	$852	$(25,000)	$39,238,900	$(35,209,974)	$4,004,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended September 30,
	2019	2018

Cash flows from operating activities
Net loss	$(10,278,561)	$(4,107,566)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	33,819	30,591
Amortization of intangible asset	63,199	-
Amortization right- of-use lease assets	30,578	-
Stock-based compensation	1,836,034	922,010
Realized and unrealized loss (gain) from marketable securities	2,164,513	(11,013)
Changes in:
Other current assets and prepaid expenses	374,374	(66,168)
Accounts payable	939,651	20,367
Accrued expenses	500,610	(895,252)
Lease payments	(24,508)	-
Deferred revenue	(1,273,071)	-
Net cash used in operating activities	(5,633,362)	(4,107,031)

Cash flows from investing activities
Investment in marketable securities	(11,856,706)	(60,887)
Proceeds from redemption of marketable securities	8,749,041	3,816,000
Purchase of property and equipment	(17,736)	(36,487)
Net cash (used in) provided by investing activities	(3,125,401)	3,718,626

Cash flows from financing activities
Issuance of common stock in private placement, net of offering cost	7,839,495	-
Issuance of common stock related to at the market offerings, net of offering costs	1,981,994	(18,500)
Payment of loan	(175,022)	-
Proceeds from the exercise of stock options	109,782	-
Net cash provided by (used in) financing activities	9,756,249	(18,500)

Increase (decrease) in cash, cash equivalents and restricted cash	997,486	(406,905)
Cash, cash equivalents and restricted cash at beginning of period	1,357,137	739,234
Cash, cash equivalents and restricted cash at end of period	$2,354,623	$332,329
Supplemental disclosure of non-investing activities
Right-of-use assets	$258,605	$-
Operating lease liability	$266,570	$-
Supplemental disclosure of cash flow items:
Interest paid	$3,082	$-

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

Advanced Inhalation Therapies Ltd. was incorporated in Israel on May 1, 2011 and is a wholly-owned subsidiary of the Company. On August 29, 2014 Advanced Inhalation Therapies Ltd, established a subsidiary, Advanced Inhalation Therapies Inc. On July 4, 2019, Advanced Inhalation Therapies Ltd.’s name was changed to Beyond Air, Ltd. (“BA Ltd.)”.

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

Liquidity Risks and Uncertainties

As shown in the accompanying financial statements, the Company has incurred cash used in operating activities of $5,633,362 for the six months ended September 30, 2019 and has accumulated losses of $47.9 million. The Company has cash, cash equivalents and marketable securities of $9.4 million as of September 30, 2019. Included in marketable securities are common shares of Circassia Pharmaceuticals plc of $1.9 million, see Note 3 and 9. Based upon the Company’s current business plan, and expected cash utilization, the Company estimates that it will have enough cash, including the proceeds from the sale of all its marketable securities, to operate its business for at least one year from the filing of the Company’s September 30, 2019 10-Q.

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

On July 2, 2019, the SEC declared effective the Company’s Form S-3 shelf registration statement which allows the Company to sell up to $100 million of equity securities.

In addition, the Company has a $20 million purchase agreement (“Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), providing for the issuance of up to $20 million of the Company’s common stock through August 2021 at the Company’s discretion, see Note 5.

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

There can be no assurance that the Company’s products will be accepted in the marketplace, nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all.

The Company’s products require approval or clearance from the U.S. Food and Drug Administration prior to commencing commercial sales in the United States. The Company is expected to file a Premarketing (PMA) Approval application before the end of its fiscal year end on March 31, 2020 for its first product. There can be no assurance that the Company’s products will receive all of the required approvals or clearances. Approvals or clearances are also required in foreign jurisdictions in which the Company may license or sell its products. If the Company is denied such approvals or clearances or such approvals or clearances are delayed, it may have a material adverse impact on the Company’s results of operations, financial position and liquidity.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations

The Company’s license revenue was from two milestone payments from one customer. The Company is seeking additional Partners outside of the United States and China.

The Company relies on two vendors to manufacture its delivery system. The Company is reliant on the vendors for commercial manufacturing of our LungFit™ generator and delivery systems and nitrogen dioxide filters for both clinical studies and commercial supply, if regulatory approval is received.

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

Restricted Cash

As of September 30, 2019, restricted cash includes $442,000 of cash that is designated for a contract manufacturer. This cash is expected be used for parts that require a long lead time. Collateral for vehicle leases are invested in bank deposit accounts which is restricted and as of September 30, 2019 was $17,234 and as of March 31,2019 was $16,934.

The following table is the reconciliation of the recently adopted accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s unaudited condensed consolidated statements of cash flows:

	September 30, 2019	March 31, 2019
Cash and cash equivalents	$1,895,389	$1,340,203
Restricted cash	459,234	16,934
Cash and cash equivalents and restricted cash	$2,354,623	$1,357,137

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

The Company must use judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on an estimated stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied, see, Note 9.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2019, and March 31, 2019, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company files a U.S. Federal, various state, and International income tax returns. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances. Such adjustment is reflected in the tax provision when appropriate. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of operations and comprehensive loss. The Company has a liability in accrued expenses of $154,300 for uncertain tax positions as of September 30, 2019 and March 31, 2019. Tax returns that are open for examination for Beyond Air since to 2015 and for BA Ltd since 2013.

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

The Company uses the simplified method for share-based compensation to estimate the expected term. Compensation expense for options and warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured, and is recognized over the service period. The expense was previously adjusted to fair value at the end of each reporting period until such awards vested, and the fair value of such instruments, as adjusted, was expensed over the related vesting period. Adjustments to fair value at each reporting date resulted in income or expense, depending upon the estimate of fair value and the amount of expense recorded prior to the adjustment. In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. We adopted this ASU the fourth quarter of fiscal 2019, and as a result, the fair value of all non-employee awards became fixed at the start of the fourth quarter.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Marketable Securities

Investments in equity marketable securities classified available-for-sale are carried at fair value with the changes in unrealized gains and losses recognized in the Company’s results in operations. Realized gains and (losses) from the sale of marketable securities are recognized in the statement of operations using the specific identification method on a trade date basis. Additionally, we assess our marketable debt securities for potential other-than-temporary impairment. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value.

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

Licensed Right to Use Technology

Licensed right to use technology is an intangible asset resulting from the NitricGen transaction, see Note 11. The intangible asset was valued based upon the fair value of the options issued to NitricGen and the cash paid for this transaction. The license contains two future milestone additional payments aggregating $1,800,000. The intangible asset is being amortized on a straight-line method over its estimated useful life of thirteen years.

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

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options, warrants, and other stock-based compensation awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because such common shares are not assumed to have been issued if their effect is anti-dilutive, see Note 8.

Recently Adopted Accounting Pronouncements

On April 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company early adopted the new guidance using the modified retrospective transition approach and practical expedients to all leases existing at the date of initial application and not restating comparative periods, see Note 11.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued rent. The interest rate implicit in our leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates. The weighted average discount rate and remaining term on lease obligation is approximately 8.3% and 3.7 years. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses. Amortization expense for finance (capital) leases is recognized on a straight-line basis over the lease term and is included in general and administrative expenses and research and development expenses, while interest expense for finance leases is recognized using the effective interest method.

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

Recent Accounting Pronouncements Not Yet Adopted

There have been no recent accounting pronouncements or changes in accounting standard during the three and six months ended September 30, 2019, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, that are of significance or potential significance to the Company.

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities -
Circassia Pharmaceuticals plc, see Note 9	$1,890,748			$1,890,748
Mutual funds: short-term fixed income	5,595,071			5,595,071
	$7,485,819	$-	$-	$7,485,819

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities -
Circassia Pharmaceuticals plc, see Note 9	$5,649,486			$5,649,486
Mutual funds: short-term fixed income	893,181			893,181
	$6,452,667	$-	$-	$6,542,667

Net gains and (losses) recognized during the three and six months ended September 30, 2019 from marketable equity securities were $142,806 and $(2,164,513) respectively. Net unrealized gains for the three and six months ended September 30, 2018 were $2,805 and $8,208, respectively Unrealized net losses recognized during the three and six months ended September 30, 2019 from marketable equity securities held were $62,635 and $(1,467,409), respectively.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2019 and March 31, 2019, respectively:

	September 30, 2019	March 31, 2019

Clinical and medical equipment	$357,795	$357,795
Computer equipment	50,476	42,782
Furniture and fixtures	51,506	41,464
Leasehold improvements	5,336	5,336
	465,113	447,377
Accumulated depreciation and amortization	(236,324)	(202,505)
	$228,789	$244,872

Depreciation and amortization expense related to fixed assets for the three and six months ended September 30, 2019 and September 30, 2018 was $15,917, $16,775, $33,819 and $30,591 respectively.

NOTE 5 SHAREHOLDER’S EQUITY

In August 2018, the Company entered into a Stock Purchase Agreement with Lincoln Park (“LPC”) Corporation for $20 million (the Purchase Agreement). The Company may sell and issue LPC and LPC is obligated to purchase up to $20 million in value of shares of common stock from time to time over three years. The Company may direct LPC, at its sole discretion, and subject to certain conditions, to purchase up to 10,000 to 30,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that LPC cannot make any single purchase that exceeds $750,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Stock Purchase Agreement. For the six months ended September 30, 2019, the Company received proceeds of $1,981,994 from the sale of 410,000 shares of the Company’s stock or an average price per share of $4.83. There is $16,673,821 remaining under the Purchase Agreement as of September 30, 2019.

On July 2, 2019, the SEC declared effective, the Company’s Form S-3 shelf registration statement which allows the Company to sell up to $100 million of equity securities.

On June 3, 2019, the Company entered into a Stock Purchase Agreement with investors for the issuance of 1,583,743 registered shares of common stock. The Company raised net proceeds was $7,839,494 and sold it through the Company’s S-3. The Company’s CEO participated in this offering by investing $300,000 and receiving 58,253 shares of common stock at $5.15 per share. In addition, LPC invested $500,000 and received 100,000 shares of common stock at $5.00 per share. This investment was not part of the Stock Purchase Agreement.

Stock to be Issued to a Vendor

As of March 31, 2019, the Company was obligated to issue 30,000 shares to a vendor for services related to investor relations. The Company recorded stock-based compensation of $144,000 for the shares to be issued, or $4.80 per share, the fair market value. The Company recorded this obligation as a liability for shares to be issued. For the three months and six months ended September 30, 2019, the Company recorded stock-based compensation of $(28,500) and $ (6,000), respectively, which was due the change in the fair market value of the stock to be issued. The fair market value of the liability as of September 30, 2019 was $138,000.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDER’S EQUITY (continued)

Issuance of Restricted Shares

On December 26, 2018, the Board of directors approved the issuance of 304,000 and 36,000 shares of restricted stock to the board of directors, officers, employees and consultants to be granted on December 31, 2018 and January 1, 2019, respectively. Fair value for restricted stock awards is valued using the closing price of the Company’s stock on the date of grant. Restricted stock vests annually over five years. During the three and six months ended September 30, 2019, 5,000 shares of restricted stock were forfeited. The Company recorded stock-based compensation expense of $219,269 and $348,279 for the three and six months ended September 30, 2019 associated with these grants.

Stock Option Plan

The Company has an amended and restated Equity Incentive Option Plan (the “2013 Plan”), that grants stock options, restricted stock units and restricted shares to officers, directors, employees, and non-employees for shares of the Company’s stock. The options vesting terms are generally between two to four years and expire up to ten years after the grant date. On December 26, 2018 and February 13, 2019, the Board of Directors authorized the increase of an additional 600,000 and 1,000,000 shares to a total of 3,100,000 shares for issuance under the 2013 Plan, respectively. As of September 30, 2019, there are 288,707 options available for future grants.

A summary of the Company’s options for the six months ended September 30, 2019, is as follows:

	Number Of Options	Weighted Average Exercise Price - Options	Weighted Average Remaining Contractual Life-Options	Aggregate Intrinsic Value

Options outstanding as of April 1, 2019	2,375,812	$4.32	9.2	$523,820
Granted	30,000	4.92		-
Exercised	(38,222)	2.87		(81,051)
Forfeited	(25,643)	4.87		-

Outstanding as of September 30, 2019	2,341,947	$4.52	8.7	$442,769
Exercisable as of September, 30, 2019	824,699	$4.37	7.9	$246,834

As of September 30, 2019, the Company has unrecognized stock-based compensation expense of approximately $2,570,361 related to unvested stock options and is expected to be expensed over the weighted average remaining service period of 1.7 years. The weighted average fair value of options granted was $3.49 per share during the six months ended September 30, 2019. The following were utilized on the date of grant:

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDER’S EQUITY (continued)

	Three Months September 30, 2019	Three Months September 30, 2018	Six Months September 30, 2019	Six Months September 30, 2018
Risk -free interest rate	1.4% - 2.3%	2.5-3.1%	1.4% -2.3%	2.5-3.1%
Expected volatility	82.3- 83.4%	80.7-81.2%	82.3 – 83.4%	80.7-81.2%
Dividend yield	0%	0	0%	0%
Expected terms (in years)	6.25	5-9.9	6.25	5-9.9

The following summarizes the components of stock-based compensation expense for the three and six three months ended September 30, 2019 and September 30, 2018, respectively

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Research and development	$183,766	$26,766	$333,688	$96,193
General and administrative	739,231	815,244	1,508,346	825,817

Total stock-based compensation expense	$922,997	$842,010	$1,842,034	$922,010

Warrants

A summary of the Company’s outstanding warrants as of September 30, 2019 are as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Date Of Expiration
January 2017 offering - investors	1,701,616	$4.25	January 2022	(a)
January 2017 offering - investors	1,701,616	$4.25	February 2022	(a)
March 2017 offering - investors	220,988	$4.25	March 2022	(a)
March 2017 offering - placement agent	11,050	$4.25	March 2022	(a)
February 2018 offering - investors	2,299,802	$4.25	February 2021
Pulmonox license agreement	208,333	$4.80	January 2024
Total	6,143,405

(a)	These warrants have down round protection.

There were no warrants exercised during any periods presented.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of September 30, 2019 and March 31, 2019 is as follows:

	September 30, 2019	March 31, 2019
Research and development	$55,578	$324,063
Insurance	110,742	297,945
Other	247,713	166,401
	$414,033	$788,409

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses as of September 30, 2019 and March 31, 2019 is as follows:

	September 30, 2019	March 31, 2019
Research and development	$785,428	$103,320
Professional fees	767,000	1,030,127
Income taxes payable	154,300	154,300
Employee salaries and benefits	223,201	183,271
Other	138,316	96,620
Total	$2,068,245	$1,567,638

NOTE 8 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the three and six months ended September 30:

	2019	2018
Common stock warrants	6,143,405	6,143,405
Common stock options	2,353,115	1,394,972
Restricted shares	335,000	-
Total	8,831,520	7,538,377

NOTE 9 LICENSE AGREEMENT

On January 23, 2019, the Company entered into an agreement for commercial rights (“the License Agreement”) with Circassia Pharmaceuticals plc, (located in the United Kingdom) for persistent pulmonary hypertension of the newborn (PPHN) and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. The Company may receive payments up to $32.55 million in up front and regulatory milestones, of which $31.5 million is associated with the U.S. market. All such payments are payable in cash or ordinary shares of Circassia Pharmaceuticals plc, at the discretion of Circassia Pharmaceuticals, Inc., with payments in cash discounted by approximately 5%. Royalties are payable only in cash.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 LICENSE AGREEMENT (continued)

This contract was evaluated under ASC 606, which was adopted by the Company during fiscal 2019. Based upon the evaluation, it was determined that the contract consists of five performance obligations, as follows:

●	Performance Obligation 1: non-exclusive transfer of functional intellectual property rights to Circassia, which includes:

o	the consummation of the License, Development, and Commercialization Agreement, which included significant pre-agreement negotiation, product specification, and

o	the successful completion of the pre-submission meeting with the FDA. At this meeting the FDA reinforced their assessment of LungFit™ PH as a medical device and the requirements for approval.

●	Performance Obligation 2: ongoing support associated with the PMA submission and regulatory approval by the FDA. This also includes development activities including manufacturing readiness process ahead of the approval.

●	Performance Obligation 3: launch of the approved product in the field in the USA upon FDA regulatory approval

●	Performance obligation 4: FDA approval of the product in the field for use in cardiac surgery

●	Performance obligation 5: regulatory approval in China for marketing and sale of the product in China for any indication

In consideration of the rights and licenses granted to Circassia by the Company, Circassia shall pay the Company the following five milestone amounts in US dollars or Circassia shares:

●	$7.35 million upon signing or 12,300,971 ordinary shares of Circassia Pharmaceuticals plc;

●	$3.15 million payable within five (5) business days following the successful completion of a Food and Drug Administration (the “FDA”) pre-submission meeting or 5,271,844 ordinary shares of Circassia Pharmaceuticals plc;

●	$12.6 million payable on the sooner of ninety (90) days post FDA approval of the Product or the launch of the Product in the United States,

●	$8.4 million payable within five (5) business days following the approval by the FDA of the Product in certain hospital and clinic settings for use in cardiac surgery; and

●	$1.05 million payable within five (5) business days following approval by the FDA equivalent in China for marketing and sale of the Product.

In addition, Circassia shall pay the Company the following royalty amounts until expiration of all of the applicable patents:

●	A one-time 5% royalty on the first cumulative $50 million in gross profit in the United States;

●	A one-time 5% royalty on the first cumulative $20 million in gross profit in China;

Thereafter, running royalty amounts of 15% of annual gross profit (United States & China combined) up to and including $100 million and 20% of annual gross profit (United States & China combined) exceeding $100 million.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 LICENSE AGREEMENT (continued)

Following expiration of the patents, Circassia shall pay the Company a 14% royalty on annual gross profits up to and including $100 million and a 19% royalty on annual gross profits exceeding $100 million.

Due to the consideration constraints associated with milestones 3, 4, and 5, only the amounts associated with milestone 1 and 2 have been allocated. During the three months ended March 31, 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to the first two performance obligations. one being the transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $7,116,232 and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was valued at $2,871,063 and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. For the three and six months ended September 30, 2019, $645,602 and $1,273,071, respectively of such revenue associated with this second performance obligation has been recognized. As of September 30, 2019, and March 31, 2019, deferred revenue was $990,223 and $2,263,294, respectively.

NOTE 10 LOAN PAYABLE

In January 2019, and in connection with the Company’s insurance policy, a loan of $292,500 was used to finance part of the premium. There are ten monthly payments of $29,687 and the interest rate is 3.3% per annum. The balance as of September 30, 2019 and March 31, 2019 was $88,582 and $263,604, respectively.

NOTE 11 COMMITMENTS AND CONTINGENCIES

License Agreements

On October 22, 2013, the Company entered into a patent license agreement with CareFusion, pursuant to which Beyond Air agreed to pay to the third party a non-refundable upfront fee of $150,000 and is obligated to pay 5% royalties of any licensed product net sales, but at least $50,000 per annum through the term of the agreement and the advance is credited against future royalties payments. As of September 30, 2019, the Company did not pay any royalties since the Company did not have any revenues from this license. The term of the agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that we do not meet certain milestones.

In August 2015, BA Ltd entered into an Option Agreement (the “Option Agreement”) with Pulmonox whereby BA Ltd acquired the Option to purchase certain intellectual property assets and rights (the “Option”) on September 7, 2016 for $25,000. On January 13, 2017, the Company exercised the Option and paid $500,000. The Company becomes obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which we receive regulatory approval for the commercial sale of the first product candidate qualifying under the agreement. These milestone payments are capped at a total of $87 million across three separate and distinct indications that fall under the agreement, with the majority of them, approximately $83 million, being sales related based on cumulative sales milestones for each of the three products.

On January 31, 2018 the Company entered into an agreement (“Agreement”) with NitricGen, Inc. (“NitricGen”) acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to LungFit™. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2,000,000 in future payments based upon achieving certain milestones, as defined in the Agreement, and royalties on sales LungFit™. The Company paid NitricGen $100,000 upon the execution agreement, $100,000 upon achieving the next milestone and issued 100,000 options to purchase the Company’s stock valued at $295,000 upon executing the agreement. The remaining future milestone payments are $1,800,00 of which $1,500,000 in six months after the first approval of LungFit™ by the FDA or EMEA.

Employment Agreements

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

Other Information For The Six Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid	$40,799
Right-of-use assets obtained in exchange for new operating lease liabilities:	-
Weighted-average remaining lease term — operating leases	3.5 years
Weighted-average discount rate — operating leases	8.3%

Maturity of Lease Liabilities	Six months ended September 30,
Operating Leases
Remainder of 2020	$65,092
2021	58,741
2022	64,826
2023	64,693
2024	15,868
Total lease payments	269,220
Less: interest	(35,123)
Present value of lease liabilities	$234,097

Litigation Contingencies

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”), filed a complaint in the Supreme Court of the State of New York, relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. The Empery Suit alleges that, as a result of certain circumstances in connection with the February 2018 Offering, the January 2017 Warrants issued to Empery provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise. Empery seeks monetary damages and declaratory relief under theories of breach of contract or contract reformation predicated on mutual mistake. The Company continues to vigorously defend all claims. The Company believes they met the contractual requirements of the contract and properly adjusted the applicable warrants in accordance with the protection features.

Discovery remains ongoing in the litigation and it is not possible to determine or assess the probability of any particular outcome.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date such statements are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements, except as required by applicable law. Please see Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-K, and in this Quarterly Report on Form 10-Q for important factors that could cause actual results to differ materially from those in the forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are an emerging medical device and biopharmaceutical company developing a nitric oxide (“NO”) generator and delivery system (the “LungFit™”) that is capable of generating NO from ambient air. The LungFit™ can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs. The LungFit™ can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. We believe that the LungFit™ can be used to treat patients on ventilators that require NO, as well as patients with chronic lung disease or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that our Beyond Air LungFit™ can potentially address. Our initial areas of focus are persistent pulmonary hypertension of the newborn (“PPHN”), bronchiolitis (“BRO”) and nontuberculous mycobacteria (“NTM”). Our current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our system will be marketed as a medical device in the U.S. The Company is expected to file a Premarketing (“PMA”) Approval application before the end of its fiscal year end on March 31, 2020 for its first product.

With respect to PPHN, our novel LungFit™ is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low-concentration NO). We believe our Beyond Air LungFit™ has many competitive advantages over the current approved NO delivery systems in the U.S., European Union, Japan and other markets. For example, our Beyond Air LungFit™ does not require the use of a high-pressure cylinder, utilizes less space than other similar devices, does not require cumbersome purging procedures and places less burden on hospital staff in carrying out safety procedures.

Our novel LungFit™ can also deliver a high concentration of NO to the lungs, which we believe has the potential to eliminate microbial infections, including bacteria, fungi and viruses, among other benefits. We believe current FDA approved NO vasodilation treatments would have limited success in treating microbial infections given the low concentrations of NO being delivered. Given that NO is produced naturally by the body as an innate immunity mechanism at a concentration of 200 ppm, supplemental high dose NO should aid in the body’s fight against infection. Based on our clinical studies, we believe that 160 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, neither the FDA nor equivalent regulatory agencies in other countries or regions have approved any NO formulation and/or delivery system for the delivery of a dosage of NO at 160 ppm or higher to the lungs.

To date, we have not generated revenue from the sale of any product, and we do not expect to generate revenue unless and until we obtain marketing approval of, and commercialize, our product candidates. As of September 30, 2019, we had an accumulated deficit of $47,923,133. Our financing activities are described below under “Liquidity and Capital Resources.”

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Contractual Obligation

Please refer to Note 12 in our Annual Report on Form 10-K for the year ended March 31, 2019 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Results of Operations

Below are the results of operations for the three months ended September 30, 2019 and September 30, 2018:

	For the Three Months Ended September 30,
	2019	2018

License revenues	$645,602	$-

Operating expenses
Research and development	(2,849,990)	(647,866)
General and administrative	(2,064,872)	(1,765,489)
Total operating expenses	(4,914,862)	(2,413,355)

Operating loss	(4,269,260)	(2,413,355)

Other income (loss)
Realized and unrealized gain on marketable securities	142,806	2,805
Dividend income	30,691	31,085
Foreign exchange loss	(1,977)	(4,167)
Other expenses	-	(5,587)
Total other income	171,520	24,136

Net loss	$(4,097,740)	$(2,389,219)

Net loss per share – basic and diluted	$(0.38)	$(0.28)

Weighted average number of common shares outstanding – basic and diluted	10,699,370	8,400,327

Comparison of Three Months Ended September 30, 2019 with the Three Months Ended September 30, 2018

Revenue

License revenue for the three months ended September 30, 2019 was $646,000 and $0 for the three months ended September 30, 2018.

On January 23, 2019, the Company entered into an agreement for commercial rights (“the License Agreement”) with Circassia Pharmaceuticals plc, (“Circassia”) (located in the United Kingdom) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. The Company may receive payments up to $32.55 million in up front and regulatory milestones, of which $31.5 million is associated with the U.S. market. All such payments are payable in cash or ordinary shares of Circassia Pharmaceuticals plc, at the discretion of Circassia Pharmaceuticals, Inc., with payments in cash discounted by approximately 5%. During the three months ended March 31, 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to two separate identified performance obligations, one being the non-exclusive transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $9,987,295, and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was initially valued at $2.9 million and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. During the three months ended September 30, 2019, $646,000 of such deferred revenue associated with this second performance obligation has been recognized with $1,881,000 being cumulatively recognized through September 30, 2019.

Research and development expenses

Research and development expenses for the three months ended September 30, 2019 was $2,8450,000 as compared to $648,000 for the three months ended September 30, 2018. The increase of $2,202,000 was primarily attributed to $931,000 of development of LungFit™ for PPHN and pre-clinical studies increase of $1,153,000 for other indications, an increase in salaries and benefits for new hires and an increase of $157,000 in non-cash stock-based compensation.

General and administrative expenses

General and administrative expense for the three months ended September 30, 2019, was $2,065,000 as compared to the three months September 30, 2018 of $1,765,000. The difference of 300,000 was primarily attributed to an increase in professional fees of $218,000, an increase of $65,000 in salary and benefits due to the hiring of employees, an increase of $95,000 in insurance, which was offset by a decrease of $76,000 in non-cash stock-based compensation expense.

Comparison of Six Months Ended September 30, 2019 with the Six Months Ended September 30, 2018

Below are the results of operations for the six months ended September 30, 2019 and September 30, 2018:

	For the Six Months Ended September 30,
	2019	2018

License revenues	$1,273,071	$-

Operating expenses
Research and development	(5,173,503)	(1,711,011)
General and administrative	(4,247,430)	(2,458,494)
Total operating expenses	(9,420,933)	(4,169,505)

Operating loss	(8,147,862)	(4,169,505)

Other income (loss)
Realized and unrealized (loss) gain on marketable securities	(2,164,513)	8,208
Dividend income	34,067	63,986
Foreign exchange loss	(253)	(966)
Other expenses	-	(9,289)
Total other income	(2,130,699)	61,939

Net loss	$(10,278,561)	$(4,115,774)

Net loss per share – basic and diluted	$(1.03)	$(0.49)

Weighted average number of common shares outstanding – basic and diluted	9,935,444	8,420,281

Revenue

License revenue for the six months ended September 30, 2019 was $1,273,000 and $0 for the six months ended September 30, 2018.

On January 23, 2019, the Company entered into an agreement for commercial rights (“the License Agreement”) with Circassia Pharmaceuticals plc, (“Circassia”) (located in the United Kingdom) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. The Company may receive payments up to $32.55 million in up front and regulatory milestones, of which $31.5 million is associated with the U.S. market. All such payments are payable in cash or ordinary shares of Circassia, at the discretion of Circassia Pharmaceuticals, Inc., with payments in cash discounted by approximately 5%. During the three months ended March 31, 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to two separate identified performance obligations, one being the non-exclusive transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $9,987,295, and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was initially valued at $2.9 million and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. During the six months ended September 2019, $1,273,000 of such deferred revenue associated with this second performance obligation has been recognized with $1,881,000 being cumulatively recognized through September 30, 2019.

Research and development expenses

Research and development expenses for the six months ended September 30, 2019 was $5,174,000 as compared to $1,711,000 for the six months ended September 30, 2018. The increase of $3,463,000 was primarily attributed to $1,601,000 of development of the LungFit System for PPHN and pre-clinical studies of $1,773,000 for other indications and an increase in stock-based compensation of $277,000.

General and administrative expenses

General and administrative expense for the six months ended September 30, 2019, was $4,247,000 as compared to the six months September 30, 2018 of 2,458,000. The difference of $1,789,000 was primarily attributed to an increase of $695,000 of non-cash stock-based compensation expense, an increase in professional fees of $444,000, an increase of $227,000 in salary and benefits due to the hiring of employees and an increase of insurance expense of $136,000.

Other income (loss)

Other loss for the six months ended September 30, 2019 was $2,131,000 and as compared to $62,000 for the six months ended September 30, 2018. Other loss for the six months ended September 30 2019 was primarily from realized and unrealized loss of marketable securities of $2,165,000.

Cash Flows

Below is a summary of the Company’s cash flows activities for the six months ended September 30, 2019 and for the six months ended September 30, 2018:

	Six Months Ended
	September 30,
	2019	2018

Net cash provided by (used in):
Operating activities	$(5,633,362)	$(4,107,031)
Investing activities	(3,125,401)	3,718,626
Financing activities	9,756,249	(18,500)
Net increase (decrease) in cash, cash equivalents and restricted cash	$997,506	$(406,905)

Operating Activities

For the six months ended September 30, 2019, the net cash used in operating activities was $5,633,000 which was primarily due to our net loss of $10,279,000 and an increase in deferred revenue of $1,273,000 which was offset by an increase in realized and unrealized loss in marketable securities of $2,165,000 and non-cash stock-based compensation expense of $1,836,000 and an increase in accounts payable and accrued expenses of $1,440,000. For the six months ended September 30, 2018 net cash used in operating activities was $4,107,000 which was primarily due to the net loss of $4,116,000 and an increase in accrued expenses of $895,000 which was offset by an increase in non-cash stock-based compensation expense of $922,000.

Investing Activities

For the six months ended September 30, 2019 net cash used in investing activities was $3,125,000 and for the six months ended September 30, 2018 net cash provided by investing activities was $3,719,000. The primary use of cash for the six months September 30, 2019 was from the net investment of marketable securities of $3,108,000. The primary source of cash for the six months September 30, 2018 was from the net sale of marketable securities of $3,682,000.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2019 was $9,757,000 and was primarily from the net proceeds of a private placement of $7,839,000, and the issuance and sales of $1,982,000 of common stock to Lincoln Park Financial Corporation (“LPC”). Net cash used by financing activities for the six months ended September 30, 2018 was $19,000 which was from the issuance and sale of common stock, net of offering cost to LPC.

Liquidity and Capital Resources

Overview

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products in the next several years. Since the time the Company became public through September 30, 2019, we have funded our operations principally through the issuance of equity securities. As shown in the accompanying financial statements, the Company has used cash from operating activities of $5.6 million for the six months ended September 30, 2019 and has accumulated losses of $47.9 million through September 30, 2019. The Company has cash equivalent and marketable securities, excluding restricted cash of $9.4 million as of September 30, 2019. Included in marketable securities is Circassia Pharmaceuticals plc of $1.9 million. Based upon the Company’s business plan and expected burn utilization including proceeds from the sale of all its marketable securities, the Company estimates that it will have enough cash to operate its business for at least one year from filing Beyond Air September 30, 2019 10-Q. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development programs.

On July 2, 2019, the SEC declared effective the Company’s Form S-3 shelf registration statement which allows the Company to sell up to$100 million of equity securities.

In addition, the Company has a $20 million purchase agreement (“Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), providing for the issuance of up to $20 million of the Company’s common stock through August 2021 at the Company’s discretion. There is approximately $16,674,000 remaining on the Purchase Agreement.

Our ability to continue to operate is dependent upon the filing of our PMA, regulatory approval of the PMA, expected timing of the Company’s launch of our product, obtaining partners in other parts of the world, timing of future milestones, royalties and, raising additional funds to finance our activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. The Company’s ability to continue to operate is dependent upon raising additional funds to finance its activities.

There are numerous risks and uncertainties associated with the development of our LungFit™ NO generator and delivery system, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

BEYOND AIR, INC.

/s/ Steven Lisi
Date: November 6, 2019	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Beck
Date: November 6, 2019	Douglas Beck
Chief Financial Officer
(Principal Financial and Accounting Officer)

