Form 10-Q
period 2019-12-31
Beyond Air, Inc.
filed 2020-02-07
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2020, there were 14,384,014 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC.

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED DECEMBER 31, 2019

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,140,162	$1,340,203
Restricted cash	636,364	16,934
Marketable securities	12,699,964	6,542,667
Right-of-use lease assets	66,115	-
Other current assets and prepaid expenses	429,780	788,409
Total current assets	15,972,385	8,688,213
Licensed right to use technology	422,282	495,000
Right-of-use lease assets	145,848	-
Property and equipment, net	216,111	244,872
TOTAL ASSETS	$16,756,626	$9,428,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,013,931	$1,164,672
Accrued expenses	1,675,069	1,567,638
Deferred revenue	675,844	2,263,294
Stock to be issued to a vendor	156,900	144,000
Operating lease liability	67,403	-
Loan payable	-	263,604
Total current liabilities	4,589,147	5,403,208

Long-term liabilities
Operating lease liability	151,384	-
Total liabilities	4,740,531	5,403,208
Commitments and contingencies

Shareholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 13,901,745 and 8,714,815 shares issued and outstanding as of December 31, 2019 and March 31, 2019, respectively	1,390	871
Treasury stock	(25,000)	(25,000)
Additional paid-in capital	64,358,449	41,693,578
Accumulated deficit	(52,318,744)	(37,644,572)
Total shareholders’ equity	12,016,095	4,024,877
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,756,626	$9,428,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

License revenues	$314,379	$-	$1,587,450	$-

Operating expenses:

Research and development	(2,580,622)	(588,256)	(7,754,125)	(2,299,267)
General and administrative	(2,471,714)	(1,814,305)	(6,719,144)	(4,272,799)
Operating expenses	(5,052,336)	(2,402,561)	(14,473,269)	(6,572,066)

Operating loss	(4,737,957)	(2,402,561)	(12,885,819)	(6,572,066)

Other income (loss)
Realized and unrealized gain (loss) from marketable securities	314,889	18,234	(1,849,624)	13,142
Dividend income	25,692	10,737	59,759	74,723
Foreign exchange gain (loss)	1,765	678	1,512	(288)
Other income (expenses)	-	6,392	-	(2,897)
Total other income (loss)	342,346	36,041	(1,788,353)	84,680

Net loss	$(4,395,611)	$(2,366,520)	$(14,674,172)	$(6,487,386)

Deemed dividend from warrant modification	(522,478)	-	(522,478)	-

Net loss attributed to common shareholders	$(4,918,089)	$(2,366,520)	$(15,196,650)	$(6,487,386)

Net basic and diluted loss per share	$(0.43)	$(0.28)	$(1.46)	$(0.77)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	11,398,413	8,530,580	10,437,690	8,466,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 (UNAUDITED)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2019	8,714,815	$871	$(25,000)	$41,693,578	$(37,644,572)	$4,024,877
At the market stock issuance of common stock, net,	250,000	25	-	1,173,785	-	1,173,810
Issuance of common stock upon exercise of options	32,122	3	-	83,854	-	83,857
Issuance of common stock pursuant to a private placement, net of offering costs of $140,000	1,583,743	159	-	7,839,336	-	7,839,495
Stock-based compensation				919,037		919,037
Net loss	-	-	-	-	(6,180,821)	(6,180,821)
Balance as of June 30, 2019	10,580,680	$1,058	$(25,000)	$51,709,590	$(43,825,393)	$7,860,255

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July l, 2019	10,580,680	$1,058	$(25,000)	$51,709,590	$(43,825,393)	$7,860,255
At the market stock issuance of common stock, net	160,000	16	-	808,168	-	808,184
Issuance of common stock upon exercise of options	6,100	1	-	25,924	-	25,925
Stock-based compensation				922,997		922,997
Net loss	-	-	-	-	(4,097,740)	(4,097,740)
Balance as of September 30, 2019	10,746,780	$1,075	$(25,000)	$53,466,679	$(47,923,133)	$5,519,621

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July l, 2019	10,746,780	$1,075	$(25,000)	$53,466,679	$(47,923,133)	$5,5519,621
Issuance of shares pursuant to a underwritten offering and a private placement, net of offering costs of $1,370,582	3,152,985	315	-	10,169,028	-	10,169,343
Incremental value of warrants due to a modification	-	-	-	522,478	-	522,478
Deemed dividend due to a warrant modification	-	-	-	(522,478)	-	(522,478)
Issuance of common stock upon exercise of options	1,980	-	-	8,168	-	8,168
Stock-based compensation	-	-	-	714,574	-	714,574
Net loss	-	-	-	-	(4,395,611)	(4,395,611)
Balance as of December 31, 2019	13,901,945	$1,390	$(25,000)	$64,358,449	$(52,318,744)	$12,016,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 (UNAUDITED)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2018	8,397,056	$840	$(25,000)	$32,141,110	$(30,572,750)	$1,544,200
Adjustment due to the adoption of ASU-2017-11) (A)				6,194,292	(516,358)	5,677,934
Issuance of common stock upon exercise of options	9,601	1		(1)		-
Stock-based compensation				80,000		80,000
Net loss					(1,718,347)	(1,718,347)
Balance as of June 30, 2018	8,406,657	$841	$(25,000)	$38,415,401	$(32,807,455)	$5,583,787

(A)	The Company elected to adopt Accounting Standards Update 2017-11 retrospective to outstanding financial instruments with down round feature by means of cumulative-effect adjustment to the beginning additional paid-in capital of $6,194,292 and accumulated deficit of $(516,358) as of April 1, 2018. This ASU affects all entities that issue financial instruments (for example, warrants or convertible instruments) that include down round features.

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July 1, 2018	8,406,657	$841	$(25,000)	$38,415,401	$(32,807,455)	$5,583,787
At the market stock issuance of common stock, net	117,000	11		(18,511)		(18,500)
Stock-based compensation				842,010		842,010
Net loss					(2,402,519)	(2,402,519)
Balance as of September 30, 2018	8,523,657	$852	$(25,000)	$39,238,900	$(35,209,974)	$4,004,778

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of October 1, 2018	8,523,657	$852	$(25,000)	$39,238,900	$(35,209,974)	$4,004,778
At the market stock issuance of common stock, net	10,000	1		45,669		45,670
Stock-based compensation				771,889		771,889
Net loss					(2,366,520)	(2,366,520)
Balance as of December 31, 2018	8,533,657	$853	$(25,000)	$40,056,458	$(37,576,494)	$2,455,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended December 31,
	2019	2018

Cash flows from operating activities
Net loss	$(14,674,172)	$(6,476,891)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	57,009	46,222
Amortization of intangible asset	72,718	-
Amortization right- of-use lease assets	46,642	-
Stock-based compensation	2,569,508	1,693,899
Realized and unrealized loss (gain) from marketable securities	1,849,624	(10,495)
Changes in:
Other current assets and prepaid expenses	358,629	(26,460)
Accounts payable	849,259	(7,770)
Accrued expenses	107,431	(966,820)
Operating lease liability	(39,818)	-
Deferred revenue	(1,587,450)	-
Net cash used in operating activities	(10,390,620)	(5,748,315)

Cash flows from investing activities
Investment in marketable securities	(32,970,684)	-
Proceeds from redemption of marketable securities	24,963,763	5,730,782
Licensed right to use technology		(200,000)
Purchase of property and equipment	(28,248)	(52,259)
Net cash (used in) provided by investing activities	(8,035,169)	5,478,523

Cash flows from financing activities
Issuance of common stock in an underwritten offering and private placement, net of offering costs	10,169,343	-
Issuance of common stock in private placement, net of offering costs	7,839,495	-
Issuance of common stock related to at the market offerings, net of offering costs	1,981,994	27,170
Payment of loan	(263,604)	-
Proceeds from the exercise of stock options	117,950	-
Net cash provided by financing activities	19,845,178	27,170

Increase (decrease) in cash, cash equivalents and restricted cash	1,419,389	(242,622)
Cash, cash equivalents and restricted cash at beginning of period	1,357,137	738,234
Cash, cash equivalents and restricted cash at end of period	$2,776,526	$495,612
Supplemental disclosure of non-investing activities
Right-of-use assets	$258,605	$-
Operating lease liability	$264,570	$-
Deemed dividend as a result of a warrant modification	$522,478	$-
Fair market value of option to NitricGen for the licensed right to use technology		$295,000

Supplemental disclosure of cash flow items:
Interest paid	$3,832	$-
Income taxes paid	$-	$-

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

The Company is an emerging medical device and biopharmaceutical company that is a Nitric Oxide (“NO”) delivery system that generates NO from ambient air. Since its inception, the Company has devoted substantially all of its efforts to business planning and research and development.

Liquidity Risks and Uncertainties

As shown in the accompanying financial statements, the Company has incurred cash used in operating activities of $10.4 million for the nine months ended December 31, 2019, and has accumulated losses of $52.3 million. The Company has cash, cash equivalents and marketable securities of $14.8 million as of December 31, 2019, excluding restricted cash. Based on management’s current business plan, the Company estimates it will have enough cash and liquidity for at least one year from the date of filing these financial statements.

The Company’s future capital needs and the adequacy of its available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our medical devices in development as well as the cost to launch our first product, assuming approval of our Premarketing Application (“PMA”) which is expected to be filed in the first half of calendar 2020.

The Company will be required to raise additional funds through sale of equity or debt securities or through strategic collaboration and/or licensing agreements, to fund operations and continue our clinical trials until we are able to generate enough product or royalty revenues, if any. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could have a material adverse effect on our growth plans, our results of operations and our financial condition.

On July 2, 2019, the SEC declared effective the Company’s Form S-3 shelf registration statement which allows the Company to sell up to $100 million of equity securities.

In December 2019, the Company raised net proceeds of approximately $10.2 million from the sales of equites in an underwritten offering and private placement, see Note 5.

In addition, the Company has a $20 million purchase agreement (“Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), providing for the issuance of up to $20 million of the Company’s common stock through August 2021 at the Company’s discretion, see Note 5. There is $16.7 million remaining under the Purchase Agreement as of December 31, 2019.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s products require approval or clearance from the U.S. Food and Drug Administration prior to commencing commercial sales in the United States. The Company is expected to file its PMA during the first half of calendar 2020 for its first product. There can be no assurance that the Company’s products will receive all of the required approvals or clearances. Approvals or clearances are also required in foreign jurisdictions in which the Company may license or sell its products. If the Company is denied such approvals or clearances or such approvals or clearances are delayed, it may have a material adverse impact on the Company’s results of operations, financial position and liquidity, See Notes 9 and 11 with respect to the termination of the License Agreement as defined in Note 9.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated Balance Sheet as of March 31, 2019 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019. The unaudited condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2019 which was filed with the United States Securities and Exchange Commission (“SEC”) on June 28, 2019.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of BA Ltd. All intercompany balances and transactions have been eliminated in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The Company’s significant estimates are accrual of expenses associated with consulting, clinical trials and licensing agreements, stock-based compensation, assumptions associated with revenue recognition, and the determination of deferred tax attributes and the valuation allowance thereon.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations

The Company’s license revenue was from two milestone payments from a terminated license agreement, see Note 11. The Company is seeking additional partners.

The Company relies on two vendors to manufacture its delivery system. The Company is reliant on the vendors for commercial manufacturing of our LungFit™ generator and delivery systems and nitrogen dioxide filters for both clinical studies and commercial supply, if regulatory approval is received.

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and marketable securities, see Note 3. The Company maintains its cash and cash equivalents in bank deposit and other interest-bearing accounts in major banks in Israel and the U.S., the balances of which, at times, may exceed federally insured limits.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition.

Restricted Cash

As of December 31, 2019, restricted cash includes $619,000 of cash that is designated for a contract manufacturer. This cash is expected be used for material and parts that require a long lead time. Collateral for vehicle leases are invested in bank deposit accounts which is restricted and as of December 31, 2019 was $17,364 and as of March 31, 2019 was $16,934.

The following table is the reconciliation of the recently adopted accounting standard that modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments as shown on the Company’s unaudited condensed consolidated statements of cash flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$2,140,162	$479,700
Restricted cash	636,364	15,912
Cash and cash equivalents and restricted cash	$2,776,526	$495,612

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of December 31, 2019, and March 31, 2019, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company files a U.S. Federal, various state, and International income tax returns. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances. Such adjustment is reflected in the tax provision when appropriate. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of operations and comprehensive loss. The Company has a liability in accrued expenses of $154,300 for uncertain tax positions as of December 31, 2019 and March 31, 2019. Tax returns that are open for examination for Beyond Air are from 2015 and for BA Ltd. from 2013.

Foreign Exchange Transactions

BA Ltd.’s operations are in Israel and Beyond Air’s operations are in the United States. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. dollar. The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to U.S. dollars in accordance with the Accounting Standards Board Codification Topic 830, “Foreign Currency Matters”.

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

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss and a deemed dividend from a warrant modification attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) includes a deemed dividend from a warrant modification attributable to common stockholders per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options, warrants, and other stock-based compensation awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) attributed to common shareholders per share excludes all anti-dilutive common shares. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because such common shares are not assumed to have been issued if their effect is anti-dilutive, see Note 8.

Recently Adopted Accounting Pronouncements

On April 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company early adopted the new guidance using the modified retrospective transition approach and practical expedients to all leases existing at the date of initial application and not restating comparative periods. See Note 11. As of April 1, 2019, the adoption date, the Company has identified three operating lease arrangements. The adoption of ASC 842 resulted in the recognition of operating lease liabilities and right-of-use assets of approximately of $266,600 and $258,600, respectively. The right-of use assets and operating lease liability is as follows as of December 31, 2019:

December 31, 2019

Right of use asset short-term	$66,115
Right of use asset long-term	145,848
$211,963

Operating lease liability short-term	$67,403
Operating lease liability long-term	151,384
$218,787

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

Recent Accounting Pronouncements Not Yet Adopted

There have been no recent accounting pronouncements or changes in accounting standard during the three and nine months ended December 31, 2019, as compared to the recent accounting standards described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, that are of significance or potential significance to the Company.

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Mutual funds: short-term fixed income	$12,699,964	$-	$-	$12,699,964

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities -
Circassia Pharmaceuticals plc, see Note 9	$5,649,486			$5,649,486
Mutual funds: short-term fixed income	893,181			893,181
	$6,542,667	$-	$-	$6,542,667

Net gains recognized during the three months ended December 31, 2019 and December 31, 2018 from marketable equity securities were $314,899 and $18,234 respectively. Net losses and gains from marketable equity securities for the nine months ended December 31, 2019 and December 2018 were $(1,849,624) and $13,142, respectively.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2019 and March 31, 2019, respectively:

	December 31, 2019	March 31, 2019

Clinical and medical equipment	$357,795	$357,795
Computer equipment	58,599	42,782
Furniture and fixtures	53,895	41,464
Leasehold improvements	5,336	5,336
	475,625	447,377
Accumulated depreciation and amortization	(259,514)	(202,505)
	$216,111	$244,872

Depreciation and amortization expense related to fixed assets for the three months ended December 31, 2019 and December 31, 2018 was $23,190 and $15,638, respectively. Depreciation and amortization expense related to fixed assets for the nine months ended December 31, 2019 and December 31, 2018 was $57,009 and $46,222, respectively.

NOTE 5 SHAREHOLDER’S EQUITY

In August 2018, the Company entered into the Purchase Agreement with LPC for $20 million. The Company may sell and issue LPC and LPC is obligated to purchase up to $20 million in value of shares of common stock from time to time over three years. The Company may direct LPC, at its sole discretion, and subject to certain conditions, to purchase up to 10,000 to 30,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that LPC cannot make any single purchase that exceeds $750,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement. For the nine months ended December 31, 2019, the Company received proceeds of $1,981,994 from the sale of 410,000 shares of the Company’s common stock, or an average price per share of $4.83. There is $16,673,821 remaining under the Purchase Agreement as of December 31, 2019.

On July 2, 2019, the SEC declared effective, the Company’s Form S-3 shelf registration statement which allows the Company to sell up to $100 million of equity securities.

On June 3, 2019, the Company entered into a purchase agreement with investors for the issuance of 1,583,743 shares of common stock, resulting in net proceeds of $7,839,495. The Company’s CEO invested $300,000 and received 58,253 shares of common stock at $5.15 per share. In addition, certain directors and employees invested $610,000 for an aggregate of 118,254 shares of common stock, representing a purchase price of $5.15 per share. The Company registered the shares sold in June 2019 in a registration statement on Form S-3 that was declared effective in September 2019.

On December 12, 2019, the Company closed on an underwritten offering and concurrent private placement of 3,152,985 shares of common stock at $3.66 per share for net proceeds of $10,169,343. The underwritten offering shares were registered under the Company’s Form S-3 shelf registration statement. There were 532,786 common stock that were sold in a private placement and subsequently registered under an effective Form S-1 on January 23, 2020. In addition, the Company’s CEO invested $699,999 and receiving 190,437 shares of common stock at $3.66 per share. In addition, certain employees participated in this offering by investing $475,000 and receiving 129,781 shares of common stock at $3.66 per share.

Stock to be Issued to a Vendor

As of March 31, 2019, the Company was obligated to issue 30,000 shares to a vendor for services related to investor relations. The Company recorded stock-based compensation of $144,000 for the shares to be issued, or $4.80 per share, the fair market value for the fiscal year ended March 31, 2019. The Company recorded this obligation as a liability for shares to be issued. For the three months and nine months ended December 31, 2019, the Company recorded stock-based compensation of $18,900 and $12,900, respectively, which was due to the change in the fair market value of the stock to be issued. The fair market value of the liability as of December 31, 2019 was $156,900.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDER’S EQUITY (continued)

Issuance of Restricted Shares

On December 26, 2018, and December 31, 2019, the Board of directors approved the issuance of 340,000 and 390,000, shares of restricted stock, respectively, to officers, employees and consultants and the fair value for the restricted stock awards was valued at the closing price of the Company’s stock on the date of grant. Restricted stock vests annually over five years.

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2019	340,000	$4.95
Granted	390,000	5.23
Vested (a)	(59,800)	4.65
Forfeited	(16,200)	4.65

Outstanding as of December 31, 2019	654,000	$4.98

(a) Shares vested in December 2019 and common stock was issued in January 2020

Stock-based compensation expense related to restricted stock awards was $84,477 and $432,756 for the three and nine months ended December 31, 2019, respectively.

Stock Option Plan

The Company has an amended and restated Equity Incentive Option Plan (the “2013 Plan”), pursuant to which the Company may award officers, directors, employees, and non-employees with stock options, restricted stock units and restricted shares of the Company’s common stock. The vesting terms of the options issued under the 2013 Plan are generally between two to four years and expire up to ten years after the grant date. On December 26, 2018 and February 13, 2019, the Board of Directors authorized the increase of an additional 600,000 and 1,000,000 shares of common stock authorized under the 2013 Plan, respectively, resulting in a total of 3,100,000 shares eligible for issuance under the 2013 Plan. As of December 31, 2019, there are 5,047 shares available under the 2013 Plan.

A summary of the Company’s options for the nine months ended December 31, 2019, is as follows:

	Number Of Options	Weighted Average Exercise Price - Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value

Options outstanding as of April 1, 2019	2,375,812	$4.32	9.2	$1,688,700
Granted	30,000	4.92		9,440
Exercised	(40,202)	2.97		(81,051)
Forfeited	(78,561)	4.03

Outstanding as of December 31, 2019	2,287,049	$4.52	8.5	$1,617,089
Exercisable as of December 31, 2019	1,135,674	$4.43	7.9	$921,996

As of December 31, 2019, the Company has unrecognized stock-based compensation expense of approximately $1,900,348 related to unvested stock options and is expected to be expensed over the weighted average remaining service period of two years. The weighted average fair value of options granted was $3.49 per share during the nine months ended December 31, 2019. There were no options granted during the three months ended December 31, 2019.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDER’S EQUITY (continued)

The following was utilized on the date of grant for the nine months ended:

	December 31, 2019	December 31, 2018
Risk -free interest rate	1.4 -2.3%	2.5-3.1%
Expected volatility	82.3 -83.4%	80.7-81.2%
Dividend yield	0%	0%
Expected terms (in years)	6.25	5-9.9

The following summarizes all stock-based compensation expense, including options and restricted stock for the three and nine months ended December 31, 2019 and December 31, 2018, respectively

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Research and development	$97,765	$88,830	$431,453	$187,103
General and administrative	616,809	676,949	2,125,155	1,506,796

Total stock-based compensation expense	$714,574	$765,779	$2,556,608	$1,693,899

Warrants

A modification of the exercise price to the January 2017 and March 2017 investor warrants from $4.25 per share to $3.66 per share was triggered by the December 2019 equity offering described above. As a result, the Company recognized the incremental value of $522,478, as a deemed dividend using the Black-Scholes pricing model with the following assumptions:

Expected term in years	2.2
Volatility	87%
Dividend yield	0.0%
Risk-free interest rate	1.7%

A summary of the Company’s outstanding warrants as of December 31, 2019 are as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Date Of Expiration
January 2017 offering - investors	1,701,616	$3.66	January 2022	(a)
January 2017 offering - investors	1,701,616	$3.66	February 2022	(a)
March 2017 offering - investors	220,988	$3.66	March 2022	(a)
March 2017 offering - placement agent	11,050	$3.66	March 2022	(a)
February 2018 offering - investors	2,299,802	$4.25	February 2021
Pulmonox license agreement	208,333	$4.80	January 2024
Total	6,143,405

(a)	These warrants have down round protection

There were no warrants exercised during any periods presented.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of December 31, 2019 and March 31, 2019 is as follows:

	December 31, 2019	March 31, 2019
Research and development	$154,291	$324,063
Insurance	46,857	297,945
Professional fees	50,000	-
Value added taxes receivable	140,959	47,889
Other	37,673	118,512
	$429,780	$788,409

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses as of December 31, 2019 and March 31, 2019 is as follows:

	December 31, 2019	March 31, 2019
Research and development	$575,951	$103,320
Professional fees	740,625	1,030,127
Income taxes payable	154,300	154,300
Employee salaries and benefits	125,944	183,271
Other	78,249	96,620
Total	$1,675,069	$1,567,638

NOTE 8 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the three and nine months ended December 31:

	2019	2018
Common stock warrants	6,143,405	6,143,405
Common stock options	2,287,049	1,521,230
Restricted shares	654,000	304,000
Total	9,084,454	7,968,635

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 LICENSE AGREEMENT

On January 23, 2019, the Company entered into an agreement for commercial rights (the “License Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for persistent pulmonary hypertension of the newborn (“PPHN”) and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the License Agreement, see Note 11. The Company would have received payments up to $32.55 million in up front and regulatory milestones, of which $31.5 million was associated with the U.S. market. All such payments were payable in cash or ordinary shares of Circassia, at the discretion of Circassia, with payments in cash discounted by approximately 5%. Royalties are payable only in cash.

This contract was evaluated under ASC 606, which was adopted by the Company during fiscal 2019. Based upon the evaluation, it was determined that the contract consists of five performance obligations:

●	Performance Obligation 1: non-exclusive transfer of functional intellectual property rights to Circassia, which includes:

○	the consummation of the License Agreement, which included significant pre-agreement negotiation, product specification, and

○	the successful completion of the pre-submission meeting with the FDA. At this meeting the FDA reinforced their assessment of LungFit™ PH as a medical device and the requirements for approval.

●	Performance Obligation 2: ongoing support associated with the PMA submission and regulatory approval by the FDA. This also includes development activities including manufacturing readiness process ahead of the approval.

●	Performance Obligation 3: launch of the approved product in the field in the USA upon FDA regulatory approval

●	Performance obligation 4: FDA approval of the product in the field for use in cardiac surgery

●	Performance obligation 5: regulatory approval in China for marketing and sale of the product in China for any indication

In consideration of the rights and licenses granted to Circassia by the Company, five milestones were included:

●	$7.35 million upon signing or 12,300,971 ordinary shares of Circassia (received in quarter four of fiscal year ended March 31, 2019);

●

$3.15 million payable within five (5) business days following the successful completion of a Food and Drug Administration (the “FDA”) pre-submission meeting or 5,271,844 ordinary shares of Circassia (received in quarter four of fiscal year ended March 31, 2019);

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

Due to the consideration constraints associated with milestones 3, 4, and 5, only the amounts associated with milestone 1 and 2 have been allocated. During the three months ended March 31, 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to the first two performance obligations. one being the transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $7,116,232 and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was valued at $2,871,063 and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. For the three and nine months ended December 31, 2019, $314,379 and $1,587,450, respectively of such revenue associated with this second performance obligation has been recognized. As of December 31, 2019, and March 31, 2019, deferred revenue was $675,844 and $2,263,294, respectively.

BEYOND AIR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 LOAN PAYABLE

In January 2019, and in connection with the Company’s insurance policy, a loan of $292,500 was used to finance part of the premium. There are ten monthly payments of $29,687 and the interest rate is 3.3% per annum. The balance as of December 31, 2019 and March 31, 2019 was $0 and $263,604, respectively.

NOTE 11 COMMITMENTS AND CONTINGENCIES

License Agreements

On October 22, 2013, the Company entered into a patent license agreement with CareFusion, pursuant to which it agreed to pay to the third party a non-refundable upfront fee of $150,000 and is obligated to pay 5% royalties of any licensed product net sales, but at least $50,000 per annum through the term of the agreement and the advance is credited against future royalties payments. As of December 31, 2019, the Company did not pay any royalties since the Company did not have any revenues from this license. The term of the agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that we do not meet certain milestones.

In August 2015, BA Ltd. entered into an Option Agreement (the “Option Agreement”) with Pulmonox whereby BA Ltd. acquired the option to purchase certain intellectual property assets and rights (the “Option”) on September 7, 2016 for $25,000. On January 13, 2017, the Company exercised the Option and paid $500,000. The Company becomes obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which we receive regulatory approval for the commercial sale of the first product candidate qualifying under the agreement. These milestone payments are capped at a total of $87 million across three separate and distinct indications that fall under the agreement, with the majority of them, approximately $83 million, being sales related based on cumulative sales milestones for each of the three products.

On January 31, 2018 the Company entered into an agreement (“Agreement”) with NitricGen, Inc. (“NitricGen”) acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to LungFit™. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2,000,000 in future payments based upon achieving certain milestones, as defined in the Agreement, and royalties on sales LungFit™. The Company paid NitricGen $100,000 upon the execution agreement, $100,000 upon achieving the next milestone and issued 100,000 options to purchase the Company’s stock valued at $295,000 upon executing the agreement. The remaining future milestone payments are $1,800,000 of which $1,500,000 in six months after the first approval of LungFit™ by the Food and Drug Administration or the European Medicine Evaluation Agency.

On September 18, 2019, the Company entered into an agreement with a contract research organization to perform a pilot study for bronchiolitis. As of December 31, 2019, the remaining commitment under this agreement is approximately $535,000. The Company recorded $312,344 of expenses for the three and nine months ended December 31, 2019 of which $70,524 was accrued at December 31, 2019.

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

Other Information For The Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid	$60,643
Right-of-use assets obtained in exchange for new operating lease liabilities:	-
Weighted-average remaining lease term — operating leases	3.2 years
Weighted-average discount rate — operating leases	8.3%

Maturity of Lease Liabilities	As of December 31,
Operating Leases
Remainder of 2020	$20,358
2021	83,117
2022	64,826
2023	64,693
2024	16,279
Total lease payments	249,273
Less: interest	(30,486)
Present value of lease liabilities	$218,787

Contingencies

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”), filed a complaint in the Supreme Court of the State of New York, relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. The Empery Suit alleges that, as a result of certain circumstances in connection with the February 2018 Offering, the January 2017 Warrants issued to Empery provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise. Empery seeks monetary damages and declaratory relief under theories of breach of contract or contract reformation predicated on mutual mistake. The Company believes they met the contractual requirements of the contract and properly adjusted the applicable warrants in accordance with the protection features. Discovery is now completed. The Company continues to vigorously defends all claims.

On December 18, 2019, the Company terminated the License Agreement with Circassia pursuant to which the Company had granted Circassia an exclusive royalty-bearing license to distribute, market and sell the Company’s nitric oxide generator and delivery system in the United States and China. As previously described in Note 9, Circassia had agreed to pay the Company certain milestone and royalty payments, with the remaining milestone and royalty payments payable in cash or ordinary shares of Circassia at Circassia’s option. The Company terminated the Agreement pursuant to section 13.3(b) of the Agreement, which provides for termination by either party upon the other party’s material breach or default. The Company is evaluating other options for the commercialization of its generator and delivery system. In connection the termination of the license with Circassia, we may be subject to a variety of claims. Adverse outcomes in some or all of these claims may adversely affect our ability to conduct business and our financial condition and results of operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are an emerging medical device and biopharmaceutical company developing a nitric oxide (“NO”) generator and delivery system (the “LungFit™ system”) that is capable of generating NO from ambient air. LungFit™ can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs. LungFit™ can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. We believe that LungFit™ can be used to treat patients on ventilators that require NO, as well as patients with chronic lung disease or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that LungFit™ can potentially address. Our current areas of focus are persistent pulmonary hypertension of the newborn (“PPHN”), bronchiolitis (“BRO”) and nontuberculous mycobacteria (“NTM”). Our current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our system will be marketed as a medical device in the U.S.

With respect to PPHN, our novel LungFit™ is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low-concentration NO). We believe LungFit™ has many competitive advantages over the current approved NO delivery systems in the U.S., European Union, Japan and other markets. For example, LungFit™ does not require the use of a high-pressure cylinder, utilizes less space than other similar devices, does not require cumbersome purging procedures and places less burden on hospital staff in carrying out safety procedures.

Our novel LungFit™ can also deliver a high concentration of NO to the lungs, which we believe has the potential to eliminate microbial infections, including bacteria, fungi and viruses, among other benefits. We believe current FDA-approved NO vasodilation treatments would have limited success in treating microbial infections given the low concentrations of NO being delivered. Given that NO is produced naturally by the body as an innate immunity mechanism at a concentration of 200 ppm, supplemental high dose NO should aid in the body’s fight against infection. Based on our clinical studies, we believe that 160 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, neither the FDA nor equivalent regulatory agencies in other countries or regions have approved any NO formulation and/or delivery system for the delivery of a dosage of NO at 160 ppm or higher to the lungs.

Our novel LungFit™ can also deliver a high concentration of NO to the lungs, which we believe has the potential to eliminate microbial infections, including bacteria, fungi and viruses, among other benefits. We believe current FDA-approved NO vasodilation treatments would have limited success in treating microbial infections given the low concentrations of NO being delivered. Given that NO is produced naturally by the body as an innate immunity mechanism at a concentration of 200 ppm, supplemental high dose NO should aid in the body’s fight against infection. Based on our clinical studies, we believe that 160 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, neither the FDA nor equivalent regulatory agencies in other countries or regions have approved any NO formulation and/or delivery system for the delivery of a dosage of NO at 160 ppm or higher to the lungs.

During the first half of 2020, we plan to apply for FDA premarket approval or (“PMA”) for the use of the LungFit™ in PPHN. We also expect to make certain regulatory filings outside of the U.S. during the first half of 2020. According to the report for the quarter ended September 30, 2019 from Mallinckrodt Pharmaceuticals, last-twelve-months aggregate sales of low concentration NO in the U.S. were in excess of $550 million, while sales outside of the U.S., where there are multiple market participants, were considerably lower than in the U.S. We believe the U.S. sales potential of LungFit™ in PPHN to be greater than $300 million and worldwide sales potential to be greater than $600 million. If the PMA and other regulatory approvals filings are successful, we anticipate a product launch in both the U.S. and Israel in 2020 and will continue to launch globally throughout 2021 and beyond.

With respect to bronchiolitis, we initiated a trial for infants hospitalized due to bronchiolitis in the third quarter of fiscal 2020. The trial will last approximately 6 months. We anticipate data for this study to be available during the first quarter of fiscal 2021. If the trial is successful, we would perform another study over the 2020/21 winter in the United States and then submit a PMA to the FDA about six months after trial completion. Regulatory filings outside of the U.S. would begin after our review process is completed in the U.S. For this indication, we believe U.S. sales potential to be greater than $500 million and worldwide sales potential to be greater than $1.2 billion.

Our nontuberculous mycobacteria program has produced data from four compassionate use subjects and patients from a multi-center pilot nine patient study completed in 2018. All patients suffered from NTM abscessus infection and had underlying cystic fibrosis. One compassion patient was treated with our LungFit™ at the National Heart, Lung and Blood Institute (“NHLBI”). The rest were treated with our NO cylinder-based delivery system. All patients were treated with 160 ppm NO at intermittent 30-minute dosing over 21 days, except one patient who was treated over 26 days and another patient who was treated with 250 ppm NO over 28 days. We have discussed with the FDA the necessary steps to begin a study where patients will self-administer high concentration NO at home over a period of 12 weeks with LungFit™. We anticipate this study commencing in 2020. We anticipate preliminary data for this study will be available around the end of 2020 and that a full dataset will be available in the first half of 2021. If the trial is successful, we would endeavor to initiate a pivotal study by the end of 2021. For this indication, we believe U.S. sales potential to be greater than $1 billion and worldwide sales potential to be greater than $2.5 billion.

Our program in pseudomonas aeruginosa began in vitro testing in the fourth quarter of calendar 2019 and our chronic obstructive pulmonary disease in vitro testing is set to begin in the first half of 2020. Each is subject to the Company obtaining additional financing before advancing into human studies.

For our high concentration platform, as mentioned above, the initial target is lower respiratory tract infections (“LRTI”). Our initial two target indications are infants hospitalized due to bronchiolitis (mainly caused by respiratory syncytial virus “RSV”) and patients suffering from NTM abscessus and other severe, chronic, refractory infections. According to the World Health Organization, or WHO, there are over 1.5 million hospitalizations related to LRTI annually in the U.S. and LRTI is the fourth leading cause of death.

NTM abscessus lung infection is a rare and serious pulmonary disease associated with increased morbidity and mortality. There is an increasing rate of lung disease caused by NTM, which is an emerging public health concern worldwide. There are approximately 50,000 patients diagnosed with NTM in the U.S., and there are an estimated additional 100,000 patients in the U.S. that have not yet been diagnosed (Strollo et al. 2015). In Asia, the number of patients suffering from NTM surpasses what is seen in the U.S. We believe the abscessus form of NTM comprises approximately 20-25% of all NTM (Chung et al. 2017). Additionally, we believe the abscessus form of NTM comprises approximately 37% of all NTM confirmed Cystic Fibrosis patients in the U.S (Low et al. 2017).

Patients with NTM lung disease may experience a multitude of symptoms such as fever, weight loss, cough, lack of appetite, night sweats, blood in the sputum and fatigue. Patients with NTM lung disease, specifically abscessus, frequently require lengthy and repeated hospital stays to manage their condition. There are no treatments specifically indicated for the treatment of NTM abscessus lung disease in North America, Europe or Japan. There is one inhaled antibiotic approved in the U.S. for the treatment of refractory NTM MAC (mycobacterium avium complex). Current guideline-based approaches to treat NTM lung disease involve multi-drug regimens of anti-biotics that may cause severe, long lasting side effects, and treatment can be as long as two years or more. Median survival for NTM MAC patients is approximately 13 years while median survival for patients with other variations of NTM is typically 4.6 years (Kotilainen, H. et al. 2015). The prevalence of human disease attributable to NTM has increased over the past two decades. In a study conducted between 1997 and 2007, researchers found that the prevalence of NTM in the U.S. is increasing at approximately 8% per year and that NTM patients on Medicare over the age of 65 are 40% more likely to die over the period of the study than those who did not have the disease (Adjemian et al., 2012). NTM abscessus treatment costs are estimated to be more than double that of NTM MAC. In total, a 2015 publication from co-authors from several U.S. government departments stated that prior year statistics led to a projected 181,037 national annual cases in 2014 costing the U.S. healthcare system approximately $1.7 billion (Strollo et al., 2015).

Over 150 million new cases of bronchiolitis are reported worldwide each year (WHO). In the U.S., there are more than 125,000 annual bronchiolitis hospitalizations among children two years of age or younger (Hasegawa et al) and according to the Center for Disease Control and Prevention, approximately 177,000 annual hospitalizations due to RSV infection among the elderly population with many more from other viral infections.

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

We believe, based on the currently understood mechanisms of action of NO, that our LungFit™ can deliver NO at 150 ppm and higher to potentially eliminate bacteria, viruses, fungi and other microbes from the lungs and may also be effective against antibiotic-resistant bacteria. Because our product candidates are not antibiotics, we believe there is a reduced risk of the development of resistant bacteria and there could be synergy with co-administration of antibiotics.

In addition, our LungFit™ can deliver NO at concentrations of 0.5 – 80 ppm consistent with currently approved NO delivery systems for the treatment of PPHN while providing significant advantages associated with the elimination of the use of high-pressure cylinders.

We are party to a global, exclusive, transferable license agreement with NitricGen, Inc. for the eNOGenerator and all associated patents and know how related thereto. We are also a party to a world-wide, non-exclusive, royalty-bearing patent license with SensorMedics Corp, a subsidiary of CareFusion Corp. Additionally, we have a broad intellectual property portfolio directed to our product candidates and mode of delivery, monitoring parameters and methods of treating specific disease indications. Our intellectual property portfolio consists of issued patents and pending applications, which includes patents we acquired pursuant to the exercise of an option in 2017 granted to us by Pulmonox Technologies Corporation.

Critical Accounting Policies And Estimates

The accounting policies followed in the preparation of our condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q are consistent in all material respects with those included in Note 2 of our Annual Report on the Form 10-K for the year ended March 31, 2019. The unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated Balance Sheet as of March 31, 2019 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019. The condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2019 which was filed with the SEC on June 28, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Contractual Obligation

Please refer to Note 12 in our Annual Report on Form 10-K for the year ended March 31, 2019 under the heading Commitments and Contingencies. To our knowledge there have been no material changes to the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results other than disclosed below.

Recent Events

On December 18, 2019, the Company terminated the License Agreement with Circassia entered pursuant to which the Company had previously granted Circassia an exclusive royalty-bearing license to distribute, market and sell the Company’s nitric oxide generator and delivery system in the United States and China for use in the hospital setting at NO concentration < 80 ppm.. As previously described in the Company’s Form 8-K filed with the SEC on January 29, 2019, Circassia Pharmaceuticals, plc had agreed to pay the Company certain milestone and royalty payments, with the remaining milestone and royalty payments payable in cash or ordinary shares of Circassia at Circassia’s option. The Company terminated the Agreement pursuant to section 13.3(b) of the Agreement, termination by either party upon the other party’s material breach or default. The Company is evaluating other options for the commercialization of its generator and delivery system. In connection with the termination of the license with Circassia, we may be subject to a variety of claims. Adverse outcomes in some or all of these claims may adversely affect our ability to conduct business and our financial condition and results of operations.

On December 10, 2019, the Company entered into an underwriting agreement with SunTrust Robinson Humphrey, Inc. as representative of the several underwriters named therein, relating to the issuance and sale of 2,325,000 shares of common stock. The price to the public in the offering was $3.66 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $3.4038 per share. The underwriters had a 30-day option to purchase up to an additional 348,750 shares of common stock, which option was partially exercised on December 12, 2019 for 295,199 shares. The offering, including the issuance and sale of shares pursuant to the underwriters’ partial exercise of their option to purchase additional shares, closed on December 12, 2019.

Also, on December 10, 2019, the Company and certain existing U.S. and foreign investors entered into common stock purchase agreements for the issue and sale of an aggregate of 532,786 unregistered shares of common stock at $3.66 per share. The concurrent private placement closed on December 12, 2019. The underwriters served as placement agents and received a placement agent fee equal to a percentage of the total purchase price of the private placement shares, which percentage was equal to the percentage discount the underwriters received on shares sold in the public offering.

On September 18, 2019, the Company entered into an agreement with a contract research organization to perform a pilot study for bronchitis. As of December 31, 2019, the remaining commitment under this agreement is approximately $535,000. The Company recorded $312,344 of expenses for the three and nine months ended December 31, 2019 of which $70,524 is accrued at December 31,2019.

Effective July 15, 2019, the Company changed its stock symbol to “XAIR” from “AITB”.

Results of Operations

Below are the results of operations for the three months ended December 31, 2019 and December 31, 2018:

	(Unaudited)
	For the Three Months Ended
	December 31,
	2019	2018

License revenues	$314,379	$-

Operating expenses:

Research and development	(2,580,622)	(588,256)
General and administrative	(2,471,714)	(1,814,305)
Operating expenses	(5,052,336)	(2,402,561)

Operating loss	(4,737,957)	(2,402,561)

Other income (loss)
Realized and unrealized gain (loss) from marketable securities	314,889	18,234
Dividend income	25,692	10,737
Foreign exchange gain	1,765	678
Other income	-	6,392
Total other income	342,346	36,041

Net loss	$(4,395,611)	$(2,366,520)

Deemed dividend from warrant modification	(522,478)	-

Net loss attributed to common shareholders	$(4,918,089)	$(2,366,520)

Net basic and diluted loss per share	$(0.43)	$(0.28)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	11,398,413	8,530,580

Comparison of Three Months Ended December 31, 2019 with the Three Months Ended December 31, 2018

Revenue

License revenue for the three months ended December 31, 2019 was $314,379 and $0 for the three months ended December 31, 2018.

On January 23, 2019, the Company entered into the License Agreement with Circassia (located in the United Kingdom) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. The Company may receive payments up to $32.55 million in up front and regulatory milestones, of which $31.5 million is associated with the U.S. market. All such payments are payable in cash or ordinary shares of Circassia at the discretion of Circassia, with payments in cash discounted by approximately 5%. During the three months ended March 31, 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to two separate identified performance obligations, one being the non-exclusive transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $7,116,232, and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was initially valued at $2.9 million and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. During the three months ended December 31, 2019, $314,379 of such deferred revenue associated with this second performance obligation has been recognized with $2,195,220 being cumulatively recognized through December 31, 2019.

It is not expected the Company will be recognizing the next milestone revenue for $12.M from Circassia which is payable on the sooner of ninety days post FDA approval or US launch as a result of the termination notice the Company provided to Circassia on December 18, 2019.

Research and development expenses

Research and development expenses for the three months ended December 31, 2019 was $2,580,622 as compared to $588,256 for the three months ended December 31, 2019. The increase of $1,992,366 was primarily attributed to the development of LungFit™ for PPHN, pre-clinical studies for bronchiolitis and NTM, and an increase in salaries and benefits for new hires.

The pre-clinical studies included was a rat study of thirty days of intermittent treatments with LungFit™ at 400 ppm NO showed no macroscopic or microscopic findings. In addition, there was a rat study and a dog study each for twelve weeks of intermittent treatments with LungFit™ at 250 ppm NO which both showed no macroscopic or microscopic findings.

General and administrative expenses

General and administrative expense for the three months ended December 31, 2019, was $2,471,714 as compared to the three months December 31, 2018 of $1,814,305. The increase of $657,409 was primarily associated with professional fees.

Other income (loss)

Other income for the nine months ended December 31, 2019 was $342,346 as compared to other income of $36,041 for the three months ended December 31, 2019. Other income for the three months ended December 31, 2019 was primarily from realized and unrealized income from the sale marketable securities of $314,889.

Comparison of Nine Months Ended December 31, 2019 with the Nine Months Ended December 31, 2018

Below are the results of operations for the nine months ended December 31, 2019 and December 31, 2018:

	(Unaudited)
	For the Nine Ended
	December 31,
	2019	2018

License revenues	$1,587,450	$-

Operating expenses:

Research and development	(7,754,125)	(2,299,267)
General and administrative	(6,719,144)	(4,272,799)
Operating expenses	(14,473,269)	(6,572,066)

Operating loss	(12,885,819)	(6,572,066)

Other income (loss)
Realized and unrealized gain (loss) from marketable securities	(1,849,624)	13,142
Dividend income	59,759	74,723
Foreign exchange gain (loss)	1,512	(288)
Other expenses	-	(2,897)
Total other income (loss)	(1,788,353)	84,680

Net loss	$(14,674,172)	$(6,487,386)

Deemed dividend from warrant modification	(522,478)	-

Net loss attributed to common shareholders	$(15,196,650)	$(6,487,386)

Net basic and diluted loss per share	$(1.46)	$(0.77)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	10,437,690	8,466,243

Revenue

License revenue for the six months ended December 31, 2019 was $1,587,450 and $0 for the nine months ended December 31, 2018.

On January 23, 2019, the Company entered License Agreement with Circassia located in the United Kingdom) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. The Company may receive payments up to $32.55 million in up front and regulatory milestones, of which $31.5 million is associated with the U.S. market. All such payments are payable in cash or ordinary shares of Circassia at the discretion of Circassia with payments in cash discounted by approximately 5%. During the three months ended March 31, 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to two separate identified performance obligations, one being the non-exclusive transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $7,116,232, and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was initially valued at $2.9 million and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. During the nine months ended December 31, 2019, $1,587,450 of such deferred revenue associated with this second performance obligation has been recognized with $2,195,220 being cumulatively recognized through December 31, 2019.

It is not expected the Company will be recognizing the next milestone revenue for $12.M from Circassia which is payable on the sooner of ninety days post FDA approval or US launch a as a result of the termination notice the Company provided to Circassia on December 18, 2019.

Research and development expenses

Research and development expenses for the nine months ended December 31, 2019 was $7,754,125 as compared to $2,299,267 for the nine months ended December 31, 2018. The increase of $5,454,858 was primarily attributed to an increase in the development of the LungFit System for PPHN, an increase in pre-clinical studies for bronchiolitis and NTM, an increase in salaries and employee benefits and an increase in stock-based compensation.

The pre-clinical studies included was a rat study of thirty days of intermittent treatments with LungFit™ at 400 ppm NO showed no macroscopic or microscopic findings. In addition, there was a rat study and a dog study each for twelve weeks of intermittent treatments with LungFit™ at 250 ppm NO which both showed no macroscopic or microscopic findings.

General and administrative expenses

General and administrative expense for the nine months ended December 31, 2019, was $6,719,144, as compared to the nine months December 31, 2018 of $4,272,799. The difference of $2,446,345 was primarily attributed to an increase in non-cash stock-based compensation expense, an increase in professional fees and an increase of insurance expense.

Other income (loss)

Other loss for the nine months ended December 31, 2019 was a loss of $1,788,353 and as compared to other income of $84,680 for the nine months ended December 31, 2018. Other loss for the nine months ended December 31, 2018 was primarily from realized and unrealized loss on marketable securities of $1,849,624.

Cash Flows

Below is a summary of the Company’s cash flows activities for the nine months ended December 31, 2019 and for the nine months ended December 31, 2018:

	Nine Months Ended
	December 31,
	2019	2018

Net cash provided by (used in):
Operating activities	$(10,390,620)	$(5,748,315)
Investing activities	(8,035,169)	5,478,523
Financing activities	19,845,178	27,170
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,419,389	$(242,622)

Operating Activities

For the nine months ended December 31, 2019, the net cash used in operating activities was $10,391,000 which was primarily due to our net loss of $14,674,000 which was offset non-cash stock-based compensation expense of $2,570,000 and an increase in accounts payable and accrued expenses of $957,000. For the nine months ended December 31, 2018 net cash used in operating activities was $5,748,000 which was primarily due to the net loss of $6,477,000 and an increase in accounts payable and accrued expenses of $975,000 which was offset by an increase in non-cash stock-based compensation expense of $1,694,000.

Investing Activities

For the nine months ended December 31 2019 net cash used in investing activities was $8,035,000 and for the nine months ended December 31, 2018 net cash provided by investing activities was $5,479,000. The primary use of cash for the nine months December 31, 2019 was from the net purchases of marketable securities of $8,007,000. The primary source of cash for the nine months December 31, 2018 was from the proceeds of marketable securities of $5,730,000.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2019 was $19,845,000 and was primarily from the net proceeds an underwritten offering and private placement of $10,169,000, net proceeds from a private placement of $7,839,000, and the issuance and sales of $1,982,000 of common stock to LPC. Net cash provided by financing activities for the nine months ended December 31, 2018 was $27,000 the net proceeds from the issuance and sale of common stock to LPC.

Liquidity and Capital Resources

Overview

We have incurred losses and generated negative cash flows from operations since inception. To date, although we have generated revenue from a license agreement, we have not generated any revenue from the sale of products. Since the time the Company became public through December 31, 2019, we have funded our operations principally through the issuance of equity securities. As shown in the accompanying financial statements, the Company has used cash from operating activities of $10.4 million for the nine months ended December 31, 2019 and has accumulated losses of $52.3 million through December 31, 2019. The Company has cash equivalent and marketable securities, excluding restricted cash of $14.8 million as of December 31, 2019. Based upon the Company’s business plan and expected burn utilization including proceeds from the sale of all its marketable securities, the Company estimates that it will have enough cash to operate its business for at least one year from this filing.

On July 2, 2019, the SEC declared effective the Company’s Form S-3 shelf registration statement which allows the Company to sell up to$100 million of equity securities.

In addition, the Company entered into the Purchase Agreement and a registration rights agreement with LPC which provides for the issuance and sales of up to $20 million of the Company’s common stock to LPC, at the Company’s discretion, through August 2021. There is approximately $16,674,000 remaining on the Purchase Agreement as of December 31, 2019.

Our ability to continue to operate is dependent upon the filing of our PMA, regulatory approval of the PMA, expected timing and costs with associated with the Company’s launch of our product, obtaining partners in other parts of the world, timing of future milestones, royalties and, raising additional funds to finance our activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. The Company’s ability to continue to operate is dependent upon raising additional funds to finance its activities.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on June 28, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this report and materially adversely affect our financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

We may be subject to certain claims by Circassia.

In connection the termination of our license agreement with Circassia, we may be subject to certain claims by Circassia. Adverse outcomes in some or all of these claims may negatively affect our ability to conduct our business. However, as of the date hereof, we cannot estimate the likelihood that we will be subject to any claims or the effects thereof on our business and operations.

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

BEYOND AIR, INC.

/s/ Steven Lisi
Date: February 7, 2020	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Beck
Date: February 7, 2020	Douglas Beck
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

