Form 10-K
period 2020-03-31
Beyond Air, Inc.
filed 2020-06-23
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2020

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

As of September 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $32,811,314 based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market.

There were 16,841,555 shares of common stock outstanding as of June 19, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Beyond Air, Inc.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended March 31, 2020

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

- our ability to successfully manage our growth; and

- our ability to address business disruption and related risks resulting from the recent pandemic of COVID-19, which could have a material adverse effect on our business plan.

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

PART I

ITEM 1. BUSINESS

Corporate History

Beyond Air, Inc., sometimes referred to as “we” or the “Company”, was incorporated on April 24, 2015 as KokiCare, Inc. (“KokiCare”) under the laws of the State of Delaware. On December 29, 2016, we entered into an Agreement and Plan of Merger, which, as amended, we refer to as the Merger Agreement, together with Red Maple Ltd., or Merger Sub, a wholly owned subsidiary of KokiCare, and Advanced Inhalation Therapies (AIT) Ltd., or AIT Ltd. The Merger Agreement provided for (i) the merger of Merger Sub with and into AIT Ltd. pursuant to the laws of the State of Israel, referred to as the Israeli Merger, and (ii) the conversion of the ordinary shares and other outstanding securities of AIT Ltd. into the right to receive shares and other applicable securities of KokiCare, with  AIT Ltd. surviving as our wholly owned subsidiary, which we refer to as the Merger. The Israeli Merger became effective on December 29, 2016 and the Merger closed on January 13, 2017. On January 9, 2017, the Company changed its name to AIT Therapeutics, Inc. from KokiCare, Inc. On June 25, 2019, the Company changed its name to Beyond Air, Inc. from AIT Therapeutics, Inc., effective June 26, 2019.

AIT Ltd. was incorporated in Israel on May 1, 2011 and commenced its operations in May 2012.  Effective July 4, 2019, AIT Ltd. changed its name to Beyond Air Ltd.

Business Overview

We are an emerging medical device and biopharmaceutical company developing a nitric oxide (“NO”) generator and delivery system (the “LungFit™ system”) that is capable of generating NO from ambient air. LungFit™ can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs. LungFit™ can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. We believe that LungFit™ can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that LungFit™ can potentially address. Our current areas of focus with the LungFit™ are persistent pulmonary hypertension of the newborn (“PPHN”), severe acute respiratory syndrome coronavirus 2 (SARS CoV-2), bronchiolitis (“BRO”) and nontuberculous mycobacteria (“NTM”). Our current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our system will be marketed as a medical device in the United States

An additional focus of the Company is solid tumors. For this indication the LungFit™ system is not utilized due to the ultra-high concentrations of NO used. We have developed a delivery system that can safely deliver NO concentrations in excess of 10,000 ppm directly to a solid tumor. This program is in pre-clinical development and will require FDA, or similar agency in another country, approval to enter human studies.

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

Our novel LungFit™ system can also deliver a high concentration of NO to the lungs, which we believe has the potential to eliminate microbial infections, including bacteria, fungi and viruses, among other benefits. We believe current FDA-approved NO vasodilation treatments would have limited success in treating microbial infections given the low concentrations of NO being delivered. Given that NO is produced naturally by the body as an innate immunity mechanism at a concentration of 200 ppm, supplemental high dose NO should aid in the body’s fight against infection. Based on our clinical studies, we believe that 150 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, neither the FDA nor equivalent regulatory agencies in other countries or regions have approved any NO formulation and/or delivery system for the delivery of a dosage of NO at 150 ppm or higher to the lungs.

To date, we have conducted the following studies:

Our active pipeline of product candidates is shown in the table below:

†Caution - LungFit™ is an Investigational Device, Limited by Federal (or United States) Law to Investigational Use.

(1) All dates are based on projections and appropriate financing, anticipated first launch on a global basis pending appropriate regulatory approvals

(2) All figures are Company estimates for peak year sales: Global sales potential includes US sales potential

We plan to submit for premarket approval or (“PMA”) to the FDA towards the end of the third quarter of 2020 for the use of the LungFit™ in PPHN. We also expect to make certain regulatory filings outside of the U.S. later in 2020. According to the 2019 year-end report from Mallinckrodt Pharmaceuticals, aggregate sales of low concentration NO in the U.S. were in excess of $500 million in 2019, while sales outside of the U.S., where there are multiple market participants, sales were considerably lower than in the U.S. We believe the U.S. sales potential of LungFit™ in PPHN to be greater than $300 million and worldwide sales potential to be greater than $600 million. If regulatory approval is obtained, we anticipate a product launch in both the U.S. and Israel in 2021 and will continue to launch globally throughout 2021 and beyond.

SARS CoV-2 is a global pandemic with a widespread impact across many countries. We have received approval from the FDA to run a study in COVID-19 (the disease caused by SARS CoV-2 infections) patients using our LungFitTM system. We have also received approval from Health Canada to run a similar study to the one approved by the FDA. We look forward to results from both of these studies in the summer/fall of 2020. The fact that our system does not need cylinders allows us to potentially provide a practical solution to this crisis. We have applied for grants related to COVID-19 in the United States and other countries. However, no external funding is required to perform the clinical studies recently approved by FDA and Health Canada.

With respect to bronchiolitis, we initiated in the fourth quarter of 2019 a double blind, controlled trial in infants hospitalized due to bronchiolitis with three arms and 89 subjects randomized 1:1:1 to standard supportive therapy (SST), SST plus 85 ppm NO and SST plus 150 ppm NO. The trial is complete and we recently released top line data. There were no SAE’s related to NO therapy. With respect to efficacy, the 150 ppm arm was statistically significant when compared to both the control arm and the 85 ppm arm on the Primary endpoint of fit for discharge from the hospital and the key secondary endpoint of hospital length of stay. The 85 ppm was no different from control on both endpoints. We believe this is an exceptional result given the low number of patients and provides compelling evidence of the value of 150 ppm in achieving the desired efficacy. The pivotal study for bronchiolitis was originally set to be performed in the 2020/21 winter, but due to the SARS CoV-2 pandemic, hospitals will not be considering any new study proposals not related to SARS CoV-2 or COVID-19. We anticipate commencing a pivotal study in the United States in the fourth quarter of 2021 and completing it late in the second quarter of 2022. We expect that we will submit a PMA to the FDA about 6 months after trial completion. Regulatory filings outside of the U.S. would begin after our review process is completed in the U.S. as long as no additional trials are required. For this indication, we believe U.S. sales potential to be greater than $500 million and worldwide sales potential to be greater than $1.2 billion.

Over 3 million new cases of bronchiolitis are reported worldwide each year. In the U.S., there are approximately 130,000 annual bronchiolitis hospitalizations among children two years of age or younger and approximately 177,000 annual hospitalizations among the elderly population related to RSV infection only with the number rising higher due to other viruses similar to those that cause bronchiolitis in very young children.

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

Our NTM program has produced data from four compassionate use subjects and nine patients from a multi-center pilot study completed in 2018. All patients suffered from NTM abscessus infection and had underlying cystic fibrosis. One compassion patient was treated with our nitric oxide generator at the National Heart, Lung and Blood Institute (“NHLBI”). All others were treated with our NO cylinder-based delivery system. All patients were treated with 160 ppm NO at intermittent 30-minute dosing over 21 days, except one patient who was treated over 26 days and another patient who was treated with 250 ppm NO over 28 days. We expected to begin a study by the end of 2020 (delayed about 6 months by the COVID-19 pandemic) where patients would self-administer high concentration NO at home over a period of 12 weeks with LungFit™. We now anticipate preliminary data for this study will be available during the first half of 2021 and that a full dataset will be available in the second half of 2021. If the trial is successful, we would commence a pivotal study in 2022. For this indication, we believe U.S. sales potential to be greater than $1 billion and worldwide sales potential to be greater than $2.5 billion.

NTM lung infection is a rare and serious pulmonary disease associated with increased morbidity and mortality. There is an increasing rate of lung disease caused by NTM, which is an emerging public health concern worldwide. There are approximately 50,000 patients diagnosed with NTM in the U.S., and there are an estimated additional 100,000 patients in the U.S. that have not yet been diagnosed. In Asia, the number of patients suffering from NTM surpasses what is seen in the U.S. To date we have treated only the abscessus form of NTM which comprises approximately 20-25% of all NTM. We will be treating both the abscessus and mycobacterium avium complex (MAC) forms of NTM.

Patients with NTM lung disease may experience a multitude of symptoms such as fever, weight loss, cough, lack of appetite, night sweats, blood in the sputum and fatigue. Patients with NTM lung disease, specifically abscessus and other forms of NTM that are refractory to antibiotic therapy, frequently require lengthy and repeated hospital stays to manage their condition. There are no treatments specifically indicated for the treatment of NTM abscessus lung disease in North America, Europe or Japan. There is one inhaled antibiotic approved in the U.S. for the treatment of refractory NTM MAC. Current guideline-based approaches to treat NTM lung disease involve multi-drug regimens of anti-biotics that may cause severe, long lasting side effects, and treatment can be as long as 18 months or more. Median survival for NTM MAC patients is approximately 13 years while median survival for patients with other variations of NTM is typically 4.6 years. The prevalence of human disease attributable to NTM has increased over the past two decades. In a study conducted between 1997 and 2007, researchers found that the prevalence of NTM in the U.S. is increasing at approximately 8% per year and that NTM patients on Medicare over the age of 65 are 40% more likely to die over the period of the study than those who did not have the disease (Adjemian et al., 2012). NTM abscessus treatment costs are estimated to be more than double that of NTM MAC. In total, a 2015 publication from co-authors from several U.S. government departments stated that prior year statistics led to a projected 181,037 national annual cases in 2014 costing the U.S. healthcare system approximately $1.7 billion (Strollo et al., 2015).

For our solid tumor program, we released pre-clinical data at the virtual American Academy of Cancer Research (AACR) showing the promise of delivering NO at concentrations of 25,000 ppm – 200,000 ppm directly to tumors. Results showed local tumor ablation with complete eradication in 5 of 30 mice. Additionally, regardless of whether the tumor was completely or partially cleared, all colon tumor bearing mice were resistant to a second challenge of colon cancer. Breast tumor bearing mice showed a 7-10 day delay in the uptake of breast cancer post challenge. Pre-clinical work will continue throughout the rest of 2020 and most of 2021.

Our program in chronic obstructive pulmonary disease is in the pre-clinical stage and will remain there, subject to our obtaining additional financing

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

NO has multiple immunoregulatory and antimicrobial functions that are likely to be of relevance to inhaled NO therapy. In vitro studies suggest that NO possesses anti-microbial activity against common bacteria, gram positive and gram negative, as well as mycobacteria, fungi, yeast, parasites and helminthes. It has the potential to eliminate multi-drug resistant strains of the above. Anti-viral activity covers respiratory viruses such as influenza, corona viruses, RSV and others. In healthy humans, NO has been shown to stimulate mucocilary clearance, and low levels of nasal NO correlate with impaired mucociliary function in the human upper airway. Unlike other inhaled drugs, NO is also a smooth muscle relaxant and avoids the concomitant bronchial constriction often associated with inhaled antibiotics and mucolytics. A potential benefit of these multiple mechanisms may be that in addition to treating lung infections in cystic fibrosis (CF) patients, this suggests that NO may be useful in directly treating the mucus caused by CF, which is the principal manifestation of the disease.

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

Continuous exposure to 150 ppm NO and above, especially in the lungs, may have side effects and cause damage to host cells. Intermittent exposure to NO in cycles retains NO anti-microbial activity both in vitro and in animal model of infection. Exposure of bacteria to concomitant 30-minute treatments with 160 ppm NO resulted in a significant reduction in bacterial load. A similar dose has been shown to reduce viruses (common influenza) by 30-100% in a canine kidney infection model. In vivo, in a pneumonia model in rats, inhaled 160 ppm NO, for 30 minutes, every 4 hours, resulted in significant reduction in bacteria counts in the lungs, without affecting the body’s defense mechanisms, and without any other adverse effect. In addition, we believe a daily dose of 160 ppm of NO can treat bovine respiratory disease (“BRD”) in cattle.

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

Beyond Air Technology

We have developed the Beyond Air nitric oxide generator and delivery system which we call LungFit™, a novel and precise delivery system that uses NO generated from ambient air with a novel NO generator. Our system provides continuous monitoring and control of the gaseous content administered during intermittent and continuous NO inhalation treatments, as well as a precise and reliable monitoring system that is able to monitor patient status and alert medical staff to any adverse effects.

The LungFit™ system is innovatively designed to provide patients with a gaseous dose of NO (ranging from 0.5 ppm up to 400 ppm) combined with ambient air. The gaseous blend is supplied to the patient via a ventilator for concentrations up to 80 ppm and a face mask, or similar apparatus, for concentrations above 80 ppm. The LungFit™ is designed to minimize the time that NO is mixed with oxygen and air. The system is also designed to continuously monitor inhaled NO concentration, NO2 concentration and oxygen. A dedicated screen allows for monitoring of the gas mixture. Further, our product candidates resemble other inhalation systems, making it user friendly, with operation and maintenance that we believe will be immediately familiar to medical staff. Our LungFit™ system for use with a mask has been manufactured at commercial scale with a contract manufacturer.

When programmed for lung infections, the LungFit™, is designed to specifically deliver a NO dosage of 150 ppm and higher. We believe that the LungFit™ has a number of advantages over other NO formulation delivery systems. For example, it is:

●	optimized to deliver 150 ppm and higher of NO, whereas existing formulations of NO currently on the market consist of a maximum deliverable NO concentration of 80 ppm;

●	equipped with a monitoring system that continuously monitors system parameters (e.g., NO, NO2 and FiO2 concentrations);

●	capable of providing constant flow of NO, which we believe allows it to adequately cover the surface area of the lung to eliminate bacteria, viruses, fungi and other microbes;

●	programmable and able to deliver different dosage regimens for a wide range of lung infections;

●	able to generate NO from ambient air, eliminating the need for the use of high-pressure cylinders;

●	designed to be used by the patient, thus convenient and portable; and

●

administered non-invasively through a facial mask, which has the potential to address severe infections in large, underserved chronic-care markets, such as CF and chronic obstructive pulmonary disease (COPD).

We believe that our solution has the potential for a number of additional benefits and opportunities, as follows:

●	The antimicrobial and multiple other properties of the NO molecule delivered to the lungs suggest the potential for application in a wide range of respiratory diseases. In contrast to the often arduous and slow drug discovery process for small molecules, proteins, peptides, etc., the use of NO in medicine is well-known, and therefore the identification of conditions where NO provides benefits has been, and we expect will continue to be, much simpler, quicker and less costly.

●	The FDA approved the use of NO as an inhaled drug for the treatment of pulmonary hypertension in newborns in 1999. More than 20 years of clinical experience in the delivery, monitoring and understanding of NO in the clinical environment for vascular uses has been documented.

●	NO is naturally produced by the immune system and acts as a first line of defense against infectious diseases. We believe therapeutic use of NO for viral and bacterial co-infections would potentially improve the success of antimicrobial and anti-viral treatments by mimicking the body’s natural defense mechanism and thereby directly reduce viral infectivity, as well as antibiotic drug resistant bacteria.

●	NO is used naturally by the body for vasodilation and we believe that the benefits to patients with various medical conditions will be seen via vasodilation when delivered with our system.

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

The Beyond Air LungFit™ system, which incorporates the eNOGenerator, has been designated as a medical device by the U.S. Food and Drug Administration. The eNOGenerator can generate NO on demand for delivery to the lungs at concentrations ranging from 0.5 to 400 ppm. With the License, we expect that we will be able to target all conditions requiring NO at any concentration, regardless of the need for intermittent or continuous dosing.

Under the terms of the License, we agree to pay NitricGen an aggregate of $2 million in up-front, clinical, and regulatory milestone payments, with the majority pertaining to regulatory milestones, as well as royalties on net sales of the delivery system containing the eNOGenerator at a percentage in the low-single digits. As partial consideration for the License, we issued to NitricGen options to purchase 100,000 shares of our common stock at an exercise price of $6.90 per share. To date, $200,000 has been paid for milestones that were earned.

Strategies

Our objective is to build a leading medical device company that will develop and commercialize patented and proprietary products for the treatment of respiratory infections and diseases, with an initial focus on the treatment of PPHN, bronchiolitis, severe lung infections such as NTM and SARS Cov-2, severe infections in chronic obstructive pulmonary disease, or COPD, and CF patients. If our clinical trials for our product candidates are successful, we expect to seek marketing approval from the FDA and other worldwide regulatory bodies.

Our completed clinical trials and plans for future clinical trials are as follows:

● We licensed Phase 1 study results in healthy volunteers from University of British Columbia Hospital, or UBC. Results showed safe delivery of 160 ppm NO to the lung.

● Bronchiolitis. We have completed three separate double blind, randomized, placebo controlled studies conducted in Israel in infants with bronchiolitis. All three studies resulted in consistent data showing no serious adverse events (SAEs) related to NO therapy and a significant reduction in hospital length of stay. Our most recent study completed in May 2020 showed results in 89 subjects randomized 1:1:1 to SST, SST plus 85 ppm NO and SST plus 150 ppm NO where 150 ppm was statistically significant compared to both the 85 ppm NO arm and the control arm on the primary endpoint and key secondary endpoint with the 85 ppm arm no different from control. We intend to submit an Investigational Device Exemption (“IDE”) to the FDA in 2020 and expect to commence a pivotal clinical trial in 2021 in the United States which will complete in 2022,

● NTM. Four patients with CF suffering from NTM infections (specifically, M. Abscessus) have been treated under compassionate use, including two patients at the Rambam healthcare campus in Israel, one at Soroka Medical Center in Israel and one patient in the United States, treated with an early version of our LungFit™ system, at the National Heart, Lung and Blood Institute (NHLBI). A pilot study of nine CF patients infected with NTM Abscessus in Israel treated with NO using cylinder gas was completed in the fourth quarter of 2017. In addition, we intend to perform an at-home self-administration study. The study will use the LungFit™ system and treat patients infected with NTM. Endpoints are expected to include physical function, bacterial load, forced expiratory volume in one second (FEV1), quality of life and safety. The study is anticipated to commence late in 2020.

● CF-Related Lung Infections. We completed a pilot open label, multi-center study in Israel of CF patients who are over 10 years old. Results showed a reduction in bacterial load in multiple infections.

Our Initial Disease Targets and Market Opportunity

Our initial targets are PPHN, infants suffering from bronchiolitis, Covid-19 patients and patients with NTM lung infection.

PPHN is a condition at birth that requires mechanical ventilation. NO is added as a vasodilator to improve oxygenation and reduce the need for ventilation in neonates with hypoxic respiratory failure. The use of NO in the hospital setting had associated net sales of greater than $500m in 2019 in the United States alone according to published reports.

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

NTM infection of the lungs is a chronic, as well as a progressive lung condition. NTM exhibits across a variety of lung diseases such as bronchiectasis, COPD, Asthma, CF and Cancer. In certain severe NTM cases, life expectancy is under five years, for which we believe there are no successful treatments available.

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

Our initial indication is for the treatment of both NTM abscessus and MAC, which is the vast majority of the market discussed above.

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

Our Clinical Results to Date

We have conducted several clinical trials to assess our ≥ 150 ppm NO inhalation-treatment in various indications. These trials include:

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

AEs were reported by five (55.5%) subjects. There were no SAEs related to NO therapy, no treatment withdrawals due to AEs, and no deaths. AEs considered by the investigator as possibly or probably related to treatment were reported for two (22.2%) subjects. There were no AEs of MetHb elevation >5% or NO 2 elevation >5 ppm (study safety threshold of MetHb and NO 2, respectively). In total, seven cases of haemoptysis were reported in two subjects and all events were mild in severity.

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

We have completed a second pilot study in bronchiolitis in 6 centers in Israel. The prospective, randomized, double-blind, controlled pilot study enroll 67 patients, aged 0-12 months, who were hospitalized due to bronchiolitis. The patients received either standard-of-care (SoC) (typically oxygen and hydration) or SoC plus inhaled NO at a concentration of 160 ppm for 30 minutes 5 times per day for up to 5 days. The primary endpoint of hospital length-of-stay (LOS) was met with a 23 hour reduction in hospital length of stay demonstrated (p=0.085). Secondary endpoints of time required to achieve a clinical score of 5 or less on the modified Tal score and time required to achieve oxygen saturation (SaO2) of 92% or greater showed improvement versus the standard-of-care. There were no issues with NO2 or metHb and no SAEs were recorded.

We have completed a third pilot study in bronchiolitis in 8 centers in Israel. The prospective, randomized, double-blind, controlled pilot study enrolled 89 patients, aged 0-12 months, who were hospitalized due to bronchiolitis. The patients were randomized 1:1:1 to receive either SoC (typically oxygen and hydration) or SoC plus inhaled NO at 85 ppm or SoC plus inhaled NO at 150 ppm for 40 minutes 4 times per day for up to 5 days. There were no SAEs related to NO therapy. Efficacy results are shown in the table below.

We plan to seek regulatory approval for our current product candidates and, if approved, we expect they will be marketed as medical devices.

If we reach the commercialization stage, we expect that we will collaborate with companies outside the U.S. for all indications. We are still determining whether to attempt to collaborate for any indication in the U.S.

Our Pre-Clinical Results to Date

We have completed 4 separate studies in animals.

●	Rats: 30 days of intermittent treatments with LungFit™ at 400 ppm NO showed no observations (differences) between control rats and treated rats on observation during the treatment period prior to sacrifice and no observations on histopathology
●	Rats: 12 weeks of intermittent treatments with LungFit™ at 250 ppm NO showed no observations (differences) between control rats and treated rats on observation during the treatment period prior to sacrifice and no observations on histopathology
●	Dogs: 12 weeks of intermittent treatments with LungFit™ at 250 ppm NO showed no observations (differences) between control rats and treated rats on observation during the treatment period prior to sacrifice and no observations on histopathology
●	Rats: Geno toxicology study of intermittent NO at 200 – 400 ppm showed a non-genotoxic response at all concentrations

Competition

The biotechnology, pharmaceutical and medical device industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, medical device companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our product candidates. We are aware of several companies currently developing and selling NO therapies for various indications such as pulmonary hypertension. For example, Mallinkrodt commercializes INOMAX® (nitric oxide) for inhalation, which is approved for use to treat newborns suffering from HRF-PPHN, in the U.S., Canada, Australia, Mexico and Japan. Praxair markets a generic version of the Mallinkrodt offering with their delivery system called NOxBOX®, acquired from Bedfont, in the United States. The Linde Group has marketing rights to INOMAX® in Europe. Air Liquide sells a similar product in Europe, called VasoKINOX™, together with their delivery platform called OptiKINOX™, for the treatment of pulmonary hypertension that occurs during or after heart surgery. In Europe, Bedfont Scientific Ltd. has a delivery system called NOxBOX® and Air Products PLC has a gas product called NOXAP®, each used in delivering inhaled NO formulations. Bellepheron Therapeutics is developing NO-based products for pulmonary arterial hypertension and pulmonary hypertension associated with chronic obstructive pulmonary disease. Geno LLC is developing NO-based products for the treatment of a variety of pulmonary and cardiac diseases such as acute vasoreactivity testing, pulmonary arterial hypertension and pulmonary hypertension associated with idiopathic pulmonary fibrosis. In addition, other companies may be developing generic NO formulation delivery systems for various dosages. Ceretec, Inc., a company affiliated with 12th Man Technologies Inc., recently obtained clearance from the FDA to market a NO gas product for use in membrane diffusing capacity testing in pulmonary function laboratories in the U.S. Novoteris, LLC previously received orphan drug designation from the FDA and the European Medicines Agency (“EMA”) for the use of inhaled NO-based treatments in treating CF. If the FDA approves Novoteris’ product candidate for the indication for which it received orphan drug designation, then Novoteris will be eligible for orphan drug exclusivity if its product receives approval first, which would have no effect on our product given we are a medical device. In January 2015, Ikaria entered into an agreement with Novoteris to collaborate on the development of an outpatient program for treating bacterial infections associated with CF. Recently, we have become aware that each of Ikaria and Novoteris is conducting a Phase 2 clinical trial using a 160 ppm NO formulation to treat patients with CF. Moreover, Novoteris is also conducting a Phase 2 study in NTM Abscessus in Canada.

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

Canadian Regulation. In Canada, the Therapeutic Products Directorate of Health Canada (“TPD”) is the Canadian federal authority that regulates pharmaceutical drugs and medical devices for human use. Prior to being given market authorization, a sponsor must present substantive scientific evidence of a product’s safety, efficacy and quality as required by the Food and Drugs Act and other legislation and regulations. The requirements for the development and sale of pharmaceutical drugs in Canada are substantially similar to those in the U.S., which are described above.

In general, prior to being given market authorization to sell a Class II, III or IV medical device in Canada, a manufacturer must present and/or attest to substantive scientific evidence of a product’s safety, efficacy and quality as required by the Food and Drugs Act and the Medical Devices Regulations (“Canada MDR”).

The Medical Devices Bureau (“MDB”) of the TPD applies the Canada MDR through a combination of pre-market review, post-approval surveillance and quality systems in the manufacturing process. Medical devices are classified into one of four classes, where Class I represents the lowest risk and Class IV represents the highest risk. In order to perform investigational testing in Canada for a Class II, III or IV medical device, authorization for the testing must be granted by the MDB. A Medical Device License is a pre-market requirement for a Class II, III and IV medical device, including for Class II, III or IV medical devices previously authorized for sale for investigational testing now to be offered for general/commercial sale. A Medical Device License is issued to the device manufacturer, provided the requirements of the Canada MDR are met.

The Canada MDR requires that medical devices be manufactured under a certified quality management system that meets the criteria of the international standard, ISO 13485 Medical devices – Quality management systems – Requirements for regulatory purposes. The MDB currently recognizes the Medical Device Single Audit Program, a program designed to include compliance with the quality management requirements of the Canada MDR.

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

Certain Recent Developments

On December 18, 2019, we terminated our license agreement with Circassia Limited and its affiliates (collectively, “Circassia”) pursuant to which we had granted Circassia an exclusive royalty-bearing license to distribute, market and sell our nitric oxide generator and delivery system in the United States and China.

On March 16, 2020, we announced that we had submitted an Investigational Device Exemption (IDE) to the US Food and Drug Administration (FDA for approval to study the use of our LungFit™ -BRO system in patients infected with COVID-19. An IDE approval from the FDA is a necessary step before performing any clinical study with a medical device. The FDA typically responds within 30 days of an IDE submission. On April 16, 2020, the FDA agreed with the initiation of a clinical study in the U.S. using our LungFitTM system to treat COVID-19 patients. The LungFitTM will be used in an open-label study, to treat 20 patients between the ages of 22 and 65 years hospitalized with COVID-19. Subjects will be randomized 1:1 and treated with 80 ppm NO administered over 40 minutes, 4 times per day, in addition to standard of care (SOC) or treated with SOC alone. The primary endpoint is time to clinical deterioration as measured by the need for: 1) non-invasive ventilation: or 2) high flow nasal cannula; or 3) intubation. Other endpoints include reduction in viral load, need for supplemental oxygen, hospital length of stay, mortality, safety and various biomarkers.

On March 17, 2020, our wholly owned subsidiary Beyond Air Ireland Limited (“BAL”) entered into a facility agreement (the “Facility Agreement”) with certain lenders pursuant to which the lenders shall loan to BAL up to $25,000,000 in five tranches of $5,000,000 per tranche at the option of BAL (“Tranches”), provided however that BAL may only utilize tranches three through five following FDA approval of our LungFit™ PH product. The loans bear interest at 10% per year and may be prepaid with certain prepayment penalties. Each tranche shall be repaid in installments commencing June 15, 2023 with all amounts outstanding under any tranche due on March 17, 2025. BAL borrowed the first tranche on March 17, 2020.

In connection with BAL’s utilization of the first tranche, on March 17, 2020 we issued to the lenders five-year warrants to purchase up to 172,187 shares of common stock at an exercise price of $7.26 per share. The Company filed a Registration Statement on Form S-3 (File No. 333-237958) to register for resale the shares issuable upon the exercise of the Warrants. The Registration Statement was declared effective by the SEC on May 11, 2020.

On April 2, 2020 we entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with SunTrust Robinson Humphrey, Inc. and Oppenheimer & Co. (collectively, the “Agents”) under which we may offer and sell, from time to time at its sole discretion, shares of our common stock having an aggregate offering price of up to $50,000,000 through the Agents as our sales agent. The issuance and sale, if any, of common stock under the Sales Agreement was pursuant to our shelf registration statement on Form S-3 (File No. 333-231416) declared effective by the SEC on July 2, 2019, the prospectus supplement relating to the offering filed with the SEC on April 2, 2020, and any applicable additional prospectus supplements related to the offering that form a part of the that registration statement. Subject to the terms and conditions of the Sales Agreement, the Agents may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. The Agents will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission equal to up to three percent (3%) of the gross sales proceeds of any common stock sold through the Agents under the Sales Agreement, and also have provided the Agents with certain indemnification rights.

We are not obligated to make any sales of common stock under the Sales Agreement. The offering of shares of common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

On May 14, 2020, we entered into a Purchase Agreement (“Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to sell to Lincoln Park up to $40,000,000 of shares of our common stock at our discretion subject to the terms and conditions of the Purchase Agreement. The issuance and sale of common stock under the Purchase Agreement was pursuant to our shelf registration statement on Form S-3 (File No. 333-231416) declared effective by the SEC on July 2, 2019, the prospectus supplement relating to the offering filed with the SEC on May 14, 2020, and any applicable additional prospectus supplements related to the offering that form a part of the that registration statement. The offer and sale of up to $40,000,000 of shares of our common stock consists of up to (i) 325,000 shares of our common stock that we may sell to Lincoln Park at any time within 30 days of the Commencement Date (as defined in the Purchase Agreement) as the initial purchase under the Purchase Agreement and (ii) additional shares of our common stock with an aggregate offering price of up to $37,211,500, which we may sell from time to time in our sole discretion to Lincoln Park over the next 36 months, subject to the conditions and limitations in the Purchase Agreement.

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

Under the JOBS Act, we will remain an emerging growth company until the earliest of:

● December 31, 2021;

● the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more;

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

As of June 19, 2020, we had 23 full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These are not the only risks we face. These risks include, among others, that:

●

we are a development-stage medical device and biopharmaceutical company and have a limited operating history on which to assess our business, have incurred significant losses since our inception, including a net loss attributed to common shareholders of $20.4 million for the year ended March 31, 2020, and an accumulated deficit of approximately $57.6 million as of March 31, 2020, and anticipate that we will continue to incur significant losses for the foreseeable future;

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

NO-related side effects could affect patient recruitment, the ability of enrolled patients to complete the study or result in potential product liability claims

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

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

The medical device, biotechnology and pharmaceutical industries are highly competitive. There are many medical device companies, pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. We are aware of several companies currently developing and/or selling NO therapies for various indications such as PPHN. For example, Mallinckrodt commercializes INOMAX® (nitric oxide) for inhalation, which is approved for use to treat newborns suffering from HRF-PPHN, in the U.S., Canada, Australia, Mexico and Japan. The Linde Group has marketing rights to INOMAX® in Europe. Air Liquide sells a similar product in Europe, called VasoKINOX™, together with their delivery platform called OptiKINOX™, for the treatment of pulmonary hypertension that occurs during or after heart surgery. In Europe, Bedfont Scientific Ltd. has a delivery system called NOxBOX® and Air Products PLC has a gas product called NOXAP®, each used in delivering inhaled NO formulations. Bellepheron Therapeutics is developing NO-based products for persistent arterial hypertension and pulmonary hypertension associated with chronic obstructive pulmonary disease. Vero Biotech has received US approval of a generic version to INOMAX using their GENOSYL delivery system. In addition, other companies may be developing generic NO formulation delivery systems for various dosages. Ceretec, Inc., a company affiliated with 12th Man Technologies Inc., recently obtained clearance from the FDA to market a NO gas product for use in membrane diffusing capacity testing in pulmonary function laboratories in the U.S. Novoteris, LLC previously received orphan drug designation from the FDA and EMA for the use of inhaled NO-based treatments in treating CF. In January 2015, Mallinckrodt entered into an agreement with Novoteris to collaborate on the development of an outpatient program for treating bacterial infections associated with CF. Recently, we have become aware that Mallinckrodt and Novoteris are running a Phase 2 clinical trial using a 160 ppm NO formulation to treat patients with CF.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in or right to compensation with respect to our patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if 5we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. To the extent that our employees have not effectively waived the right to compensation with respect to inventions that they helped create, they may be able to assert claims for compensation with respect to our future revenue may be successful. As a result, we may receive less revenue from future products if such claims are successful which in turn could impact our future profitability.

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

We have a total of 23  full-time employees and a number of dedicated consultants, of whom work for us on a part-time basis. In addition, any of our employees and consultants may leave our company at any time, subject to certain notice periods. The loss of the services of any of our executive officers or any key employees or consultants would adversely affect our ability to execute our business plan and harm our operating results.

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

We face business disruption and related risks resulting from the recent pandemic of COVID-19, which could have a material adverse effect on our business plan.

The development of our product candidates could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak. The spread of SARS CoV-2 from China to other countries has resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020. International stock markets have begun to reflect the uncertainty associated with the slow-down in the Chinese economy and the reduced levels of international travel experienced since the beginning of January and the significant declines in the Dow Industrial Average at the end of February and in March 2020 was largely attributed to the effects of COVID-19. We are still assessing our business plans and the impact COVID-19 may have on our ability to conduct our preclinical studies and clinical trials or rely on our third-party manufacturing and supply chain, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular. Site initiation and patient enrollment for non-COVID-19 studies may be delayed or disrupted due to prioritization of hospital and medical resources toward the COVID-19 pandemic or inability to access hospital and other clinical sites. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

Our planned LungFit™ COVID-19 program may never be approved.

In response to the global outbreak of COVID-19, we have applied and received approval to study our LungFitTM system as a treatment option for patients with COVID-19 from both the FDA and Health Canada. If the outbreak is effectively contained or the risk of COVID-19 infection is diminished or eliminated, including if other parties are successful in producing an effective vaccine or other treatment for COVID-19, before we can successfully test our LungFitTM system on patients with COVID-19, the commercial viability of such product candidate for this indication may be significantly diminished. We are also committing financial resources and personnel to this study which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our LungFitTM system may not be effective. Even if clinical testing shows that our LungFit™ system is an effective treatment option for patients with COVID-19 and we receive clearance from FDA, other parties may produce a more effective or more cost-effective treatment for COVID-19, which may lead to our LungFit™ system not being adopted in the marketplace or not receiving insurance or government reimbursement. It may also lead to the diversion of governmental and quasi-governmental funding away from us and toward other companies.

Risks Related to the Ownership of our Common Stock

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (A) any derivative action or proceeding brought on behalf of us; (B) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (C) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation or our Bylaws; or (D) any action asserting a claim against us governed by the internal affairs doctrine. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Recent trading in our common stock has been volatile and may continue to be volatile in the future.

Our common stock has recently experienced extreme volatility. During the last six months, our common stock has closed as low as $3.94 per share and as high as $10.93 per share, with heavy daily trading volume.  Our common stock may continue to be volatile and could materially fall for a number of reasons including:

●	Announcements by competitors that they have successfully produced an effective vaccine or other treatment option for COVID-19;
●	Public announcement that the rapid spread of COVID-19 has receded;
●	Announcements by us of results from future clinical trials, if any, showing that the use of our LungFitTM system is not an effective treatment option for patients with COVID-19;
●	The termination of any other factors which may have created volatility and spike in volume; or
●	Other possible reasons for volatility which we have disclosed in this “Risk Factors” section and elsewhere in this Annual Report;

●	the product candidates we seek to pursue, and our ability to obtain rights to develop, commercialize and market those product candidates;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	actual or anticipated adverse results or delays in our clinical trials;

●	our failure to commercialize our product candidates, if approved;

●	unanticipated serious safety concerns related to the use of any of our product candidates;

●	adverse regulatory decisions;

●	additions or departures of key scientific or management personnel;

●	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;

●	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our product candidates;

●	our dependence on third parties, including CROs as well as our potential partners that provide us with companion diagnostic products; failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;

●	actual or anticipated variations in quarterly operating results;

●	failure to meet or exceed the estimates and projections of the investment community;

●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

●	conditions or trends in the biotechnology and biopharmaceutical industries;

●	introduction of new products offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to maintain an adequate rate of growth and manage such growth;

●	issuances of debt or equity securities;

●	sales of our common stock by us or our stockholders in the future, or the perception that such sales could occur;

●	trading volume of our common stock; ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;

●	general political and economic conditions;

●	effects of natural or man- made catastrophic events; and

●	other events or factors, many of which are beyond our control.

We cannot assure you that our stock price and volume will remain at current levels in which case investors may sustain large losses.

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

As a public company, and particularly if and after we cease to be an “emerging growth company” or a “smaller reporting company,” we incur significant legal, accounting and other expenses. In addition, the rules and regulations of the SEC and national securities exchanges impose numerous requirements on public companies, including requirements relating to our corporate governance practices, with which we now need to comply. Since becoming subject to the Exchange Act, we have been required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel currently do and, in the future, will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations, and our efforts and initiatives to comply with those requirements could be expensive.

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

We will be an emerging growth company until the earliest of (i) December 31, 2021, (ii) the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt and (iv) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we (i) have more than $700 million in aggregate market value of outstanding common equity held by our non-affiliates as of the last day of our second fiscal quarter, (ii) have been public for at least 12 months and (iii) have filed at least one annual report pursuant to the Exchange Act.

We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Antidilution provisions in certain of our outstanding warrants may affect the interests of our common stockholders.

The warrants we issued in our January 2017 and March 2017 financing transactions, or the 2017 Warrants, contain price protection provisions that could be triggered by our issuance of common stock in the future, if the offering price for any such future issuance is less than the then-applicable warrant exercise price. The 2017 Warrants had an original exercise price of $6.90 per share. As a result of our February 2018 financing transaction, we adjusted the exercise price down to $4.25 per share pursuant to the terms of the 2017 Warrants. As of result of the December 2019 equity offering, adjusted the exercise price down to $3.66 per share pursuant to the terms of the 2017 Warrants. As of the June 19, 2020 there are 3,136,436 Warrants outstanding at a current exercise price of $3.66 per share.

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”), filed a complaint in the Supreme Court of the State of New York, relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. The Empery Suit alleges that, as a result of certain circumstances in connection with our February 2018 offering, the 166,672 warrants issued to Empery in January 2017 provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise. Empery seeks monetary damages and declaratory relief under theories of breach of contract or contract reformation predicated on mutual mistake. While the Company believes that it has complied with the applicable protective features of the 2017 Warrants and properly adjusted the exercise price, if Empery were to prevail on all claims, the new adjusted total number of warrant shares could be as follows: 319,967 warrant shares for Empery Master, 159,869 warrant shares for Empery I and 252,672 warrant shares for Empery II and the exercise price could be reduced from $3.66 to $1.57 per share. While the Company has several meritorious defenses against the claims, the ultimate resolution of the matter, if unfavorable, could result in a material loss. On March 9, 2020, we filed a motion for summary judgment, which remains pending.

In addition to Empery, there are 1,139,220 warrants outstanding held by investors in the 2017 Warrants who did not participate in the February 2018 financing transaction. Any further adjustments to these 2017 Warrants pursuant to the antidilution provisions may result in additional dilution to the interests of our stockholders and may adversely affect the market price of our common stock. The antidilution provisions may also limit our ability to obtain additional financing on terms favorable to us.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

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

We may be subject to certain claims by Circassia.

In connection with the termination of our license agreement with Circassia, we may be subject to certain claims by Circassia. Adverse outcomes in some or all of these claims may negatively affect our ability to conduct our business. However, as of the date of this Annual Report, we cannot estimate the likelihood that we will be subject to any claims or the effects thereof on our business and operations

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office is located at 825 East Gate Boulevard, Suite 320, Garden City, New York 11530 under a lease that expires in June 2023. We also lease office space at 12 Eli Horovitz Street, Rehovot, 7414002 Israel and that lease expires on March 2021. The Company has a research and development facility in Madison, Wisconsin under a lease that expires on May 2026.

ITEM 3. LEGAL PROCEEDINGS

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (filed a complaint in the Supreme Court of the State of New York, relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. The Empery Suit alleges that, as a result of certain circumstances in connection with our February 2018 offering, the 166,672 warrants issued to Empery in January 2017 provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise. Empery seeks monetary damages and declaratory relief under theories of breach of contract or contract reformation predicated on mutual mistake. While the Company believes that it has complied with the applicable protective features of the 2017 Warrants and properly adjusted the exercise price, if Empery were to prevail on all claims, the new adjusted total number of warrant shares could be as follows: 319,967 warrant shares for Empery Master, 159,869 warrant shares for Empery I and 252,672 warrant shares for Empery II and the exercise price could be reduced from $3.66 to $1.57 per share. While the Company has several meritorious defenses against the claims, the ultimate resolution of the matter, if unfavorable, could result in a material loss. On March 9, 2020, we filed a motion for summary judgment, which remains pending.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed under the symbol “XAIR” on the Nasdaq Capital Market since May 7, 2019. From August 28, 2018 until May 6, 2019, our common stock was quoted on the OTC Pink.

Stockholders

As of June 19, 2020, there were approximately 108 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in “street” or nominee name through brokerage firms.

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

Introduction

We are an emerging medical device and biopharmaceutical company developing a nitric oxide (“NO”) generator and delivery system (the “LungFit™ system”) that is capable of generating NO from ambient air. LungFit™ can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs. LungFit™ can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. We believe that LungFit™ can be used to treat patients on ventilators that require NO, as well as patients with chronic lung disease or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that LungFit™ can potentially address. Our current areas of focus with the LungFit™ are persistent pulmonary hypertension of the newborn (“PPHN”), severe acute respiratory syndrome coronavirus 2 (SARS CoV-2), bronchiolitis (“BRO”) and nontuberculous mycobacteria (“NTM”). Our current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our system will be marketed as a medical device in the U.S.

An additional focus of the Company is solid tumors. For this indication the LungFit™ system is not utilized due to the ultra-high concentrations of NO used. We have developed a delivery system that can safely delivery NO concentrations in excess of 10,000 ppm directly to a solid tumor. This program is in pre-clinical development and will require FDA, or similar agency in another country, approval to enter human studies.

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

Our novel LungFit™ can also deliver a high concentration of NO to the lungs, which we believe has the potential to eliminate microbial infections, including bacteria, fungi and viruses, among other benefits. We believe current FDA-approved NO vasodilation treatments would have limited success in treating microbial infections given the low concentrations of NO being delivered. Given that NO is produced naturally by the body as an innate immunity mechanism at a concentration of 200 ppm, supplemental high dose NO should aid in the body’s fight against infection. Based on our clinical studies, we believe that 150 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, neither the FDA nor equivalent regulatory agencies in other countries or regions have approved any NO formulation and/or delivery system for the delivery of a dosage of NO at 150 ppm or higher to the lungs.

To date, we have conducted the following studies:

Our active pipeline of product candidates is shown in the table below:

†Caution - LungFit™ is an Investigational Device, Limited by Federal (or United States) Law to Investigational Use.

(1) All dates are based on projections and appropriate financing, anticipated first launch on a global basis pending appropriate regulatory approvals

(2) All figures are Company estimates for peak year sales: Global sales potential includes US sales potential

We plan to submit for premarket approval or (“PMA”) to the FDA towards the end of the third quarter of 2020 for the use of the LungFit™ in PPHN. We also expect to make certain regulatory filings outside of the U.S. later in 2020. According to the 2019 year-end report from Mallinckrodt Pharmaceuticals, aggregate sales of low concentration NO in the U.S. were in excess of $540 million in 2019, while sales outside of the U.S., where there are multiple market participants, sales were considerably lower than in the U.S. We believe the U.S. sales potential of LungFit™ in PPHN to be greater than $300 million and worldwide sales potential to be greater than $600 million. If regulatory approval is obtained, we anticipate a product launch in both the U.S. and Israel in 2021 and will continue to launch globally throughout 2021 and beyond.

SARS CoV-2 is a global pandemic with a widespread impact across many countries. We have received approval from the FDA to run a study in COVID-19 (the disease caused by SARS CoV-2 infections) patients using our LungFitTM system. We have also received approval from Health Canada to run a similar study to the one approved by the FDA. We look forward to results from both of these studies in the summer/fall of 2020. The fact that our system does not need cylinders allows for us to potentially provide a practical solution to this crisis. We have applied for grants related to COVID-19 in the United States and other countries. However, no funding is required to perform the clinical studies recently approved by FDA and Health Canada.

With respect to bronchiolitis, we initiated a randomized, double blind, controlled trial with three arms randomized 89 subjects 1:1:1 to standard supportive therapy (SST), SST plus 85 ppm NO and SST plus 150 ppm NO for infants hospitalized due to bronchiolitis in the fourth quarter of 2019. The trial is complete and we recently released top line data. These data were consistent on safety with no SAE’s related to NO therapy. With respect to efficacy, the 150 ppm arm was statistically significant when compared to both the control arm and the 85 ppm arm on the Primary endpoint of fit for discharge from the hospital and the key secondary endpoint of hospital length of stay. The 85 ppm was no different from control on both endpoints. This is an exceptional result given the low number of patients and provides clear evidence of the need for 150 ppm to achieve the desired efficacy. The pivotal study for bronchiolitis was originally set to be performed in the 2020/21 winter, but due to the SARS CoV-2 pandemic, hospitals will not be considering any new study proposals not related to SARS CoV-2 or COVID-19. At this time, we anticipate commencing a pivotal study in the United States in the fourth quarter of 2021 and complete it late in the second quarter of 2022. We would submit a PMA to the FDA about 6 months after trial completion. Regulatory filings outside of the U.S., as long as no additional trials are required, would begin after our review process is completed in the U.S. For this indication, we believe U.S. sales potential to be greater than $500 million and worldwide sales potential to be greater than $1.2 billion.

Over 3 million new cases of bronchiolitis are reported worldwide each year. In the U.S., there are approximately 130,000 annual bronchiolitis hospitalizations among children two years of age or younger and approximately 177,000 annual hospitalizations among the elderly population related to RSV infection only with the number rising higher due to other viruses similar to those that cause bronchiolitis in very young children.

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

Our nontuberculous mycobacteria (NTM) program has produced data from four compassionate use subjects and nine patients from a multi-center pilot study completed in 2018. All patients suffered from NTM abscessus infection and had underlying cystic fibrosis. One compassion patient was treated with our nitric oxide generator at the National Heart, Lung and Blood Institute (“NHLBI”). The rest were treated with our NO cylinder-based delivery system. All patients were treated with 160 ppm NO at intermittent 30-minute dosing over 21 days, except one patient who was treated over 26 days and another patient who was treated with 250 ppm NO over 28 days. We expected to begin a study by the end of 2020 (delayed about 6 months by the COVID-19 pandemic) where patients would self-administer high concentration NO at home over a period of 12 weeks with LungFit™. We now anticipate preliminary data for this study will be available during the first half of 2021 and that a full dataset will be available in the second half of 2021. If the trial is successful, we would commence a pivotal study in 2022. For this indication, we believe U.S. sales potential to be greater than $1 billion and worldwide sales potential to be greater than $2.5 billion.

NTM lung infection is a rare and serious pulmonary disease associated with increased morbidity and mortality. There is an increasing rate of lung disease caused by NTM, which is an emerging public health concern worldwide. There are approximately 50,000 patients diagnosed with NTM in the U.S., and there are an estimated additional 100,000 patients in the U.S. that have not yet been diagnosed. In Asia, the number of patients suffering from NTM surpasses what is seen in the U.S. To date we have treated only the abscessus form of NTM which comprises approximately 20-25% of all NTM. We will be treating both the abscessus and mycobacterium avium complex (MAC) forms of NTM.

Patients with NTM lung disease may experience a multitude of symptoms such as fever, weight loss, cough, lack of appetite, night sweats, blood in the sputum and fatigue. Patients with NTM lung disease, specifically abscessus and other forms of NTM that are refractory to antibiotic therapy, frequently require lengthy and repeated hospital stays to manage their condition. There are no treatments specifically indicated for the treatment of NTM abscessus lung disease in North America, Europe or Japan. There is one inhaled antibiotic approved in the U.S. for the treatment of refractory NTM MAC. Current guideline-based approaches to treat NTM lung disease involve multi-drug regimens of anti-biotics that may cause severe, long lasting side effects, and treatment can be as long as 18 months or more. Median survival for NTM MAC patients is approximately 13 years while median survival for patients with other variations of NTM is typically 4.6 years. The prevalence of human disease attributable to NTM has increased over the past two decades. In a study conducted between 1997 and 2007, researchers found that the prevalence of NTM in the U.S. is increasing at approximately 8% per year and that NTM patients on Medicare over the age of 65 are 40% more likely to die over the period of the study than those who did not have the disease (Adjemian et al., 2012). NTM abscessus treatment costs are estimated to be more than double that of NTM MAC. In total, a 2015 publication from co-authors from several U.S. government departments stated that prior year statistics led to a projected 181,037 national annual cases in 2014 costing the U.S. healthcare system approximately $1.7 billion (Strollo et al., 2015).

For the solid tumor program, we have just released pre-clinical data at the virtual American Academy of Cancer Research (AACR) which showed the promise of delivering NO at concentrations of 25,000 ppm – 200,000 ppm directly to tumors. Results showed local tumor ablation with complete eradication in 5 of 30 mice. Additionally, regardless of whether the tumor was completely or partially cleared, all colon tumor bearing mice were resistant to a second challenge of colon cancer. Breast tumor bearing mice a 7-10 day delay in the uptake of breast cancer post challenge. Pre-clinical work will continue throughout the rest of 2020 and most of 2021.

Our program in chronic obstructive pulmonary disease is in the pre-clinical stage and will remain there, subject to our obtaining additional financing.

Over 3 million new cases of bronchiolitis are reported worldwide each year. In the U.S., there are approximately 130,000 annual bronchiolitis hospitalizations among children two years of age or younger and approximately 177,000 annual hospitalizations among the elderly population related to RSV infection only with the number rising higher due to other viruses similar to those that cause bronchiolitis in very young children.

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

We have not generated revenues from royalties or sales of any product and will not until we obtain marketing approval of, and commercialize, our product candidates. As of March 31, 2020, we had an accumulated deficit of $57.6 million. Our financing activities are described below under “Liquidity and Capital Resources.”

The impact of COVID-19 on the Company is unknown at this time. The financial consequences of this situation cause uncertainty as to the future and its effects on the economy and the Company.

Financial Operations Overview

Critical Accounting Estimates and Policies

We describe our significant accounting policies more fully in Note 2 to our consolidated financial statements for the years ended March 31, 2020 and March 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s evaluates its significant estimates including accruals for expenses under consulting, licensing agreements, and clinical trials, stock-based compensation, warrant fair value determination and associated debt discount and classification within stockholders’ equity, assumptions associated with revenue recognition, and the determination of deferred tax attributes and the valuation allowance thereon.

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

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of the Company’s stock on the date of grant. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The Company started to blend its trading activity with it traded peer group to obtain expected volatility. Due to the Company’s limited trading history, the Company utilizes an implied volatility based on an aggregate of guideline companies. In 2020, the Company began to blend its historical volatility with the peer group in order to obtain expected volatility. The peer companies were based similar publicly traded peer companies. The Company routinely reviews its calculation of volatility based on, the Company’s life cycle, its peer group, and other factors. The Company uses the simplified method for share-based compensation to estimate the expected term.

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

Licensed Right to Use Technology

Licensed right to use technology that is considered platform technology is recorded as an intangible asset which resulted from the NitricGen transaction, see Note 11. The intangible asset was valued based upon the fair value of the options issued to NitricGen and the cash paid for this transaction. The license also contains two future milestone additional payments aggregating $1,800,000. The intangible asset is being amortized on a straight-line method over its estimated useful life of thirteen years.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2020, and March 31, 2019, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal, various state, and International income tax returns. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances. Such adjustment is reflected in the tax provision when appropriate. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of operations. The Company has recorded a liability in accrued expenses $154,300 for uncertain tax positions as of March 31, 2019 and reversed this accrual for the year ended March 31, 2020 which resulted in income. Tax years 2016 through 2020 remain open to examination by federal and state tax jurisdictions. The Company files tax returns in Israel for which tax years 2014 through 2020 remain open.

Commitments

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

On January 31, 2018 the Company entered into an agreement (“Agreement”) with NitricGen, Inc. (“NitricGen”) acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to LungFit™. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2,000,000 in future payments based upon achieving certain milestones, as defined in the Agreement, and royalties on sales LungFit™. The Company paid NitricGen $100,000 upon the execution agreement, $100,000 upon achieving the next milestone and issued 100,000 options to purchase the Company’s stock valued at $295,000 upon executing the agreement. The remaining future milestone payments are $1,800,000 of which $1,500,000 in due after six months after the first approval of LungFit™ by the Food and Drug Administration or the European Medicine Evaluation Agency.

On September 18, 2019, the Company entered into an agreement with a contract research organization to perform a pilot study for bronchiolitis. As of March 31, 2020, the remaining cash commitment under this agreement is approximately $303,000. The Company recorded $754,000 expense for the year ended March 31, 2020.

Employment Agreements

Certain officer agreements contain a change of control provision for payment of severance arrangements.

Contingencies

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, filed a complaint in the Supreme Court of the State of New York, relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. The Empery Suit alleges that, as a result of certain circumstances in connection with our February 2018 offering, the 166,672 warrants issued to Empery in January 2017 provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise. Empery seeks monetary damages and declaratory relief under theories of breach of contract or contract reformation predicated on mutual mistake. While the Company  believes that it has  complied with the applicable protective features of the 2017 Warrants and properly adjusted the exercise price, if Empery were to prevail on all claims, the new adjusted total number of warrant shares could be as follows: 319,967 warrant shares for Empery Master, 159,869 warrant shares for Empery I and 252,672 warrant shares for Empery II and the exercise price could be reduced from $3.66 to $1.57 per share. While the Company has several meritorious defenses against the claims, the ultimate resolution of the matter, if unfavorable, could result in a material loss. On March 9, 2020, we filed a motion for summary judgment, which remains pending.

Results of Operations

Comparison for the year ended March 31, 2020 to the year ended March 31, 2019.

	Year Ended March 31, 2020	Year Ended March 31, 2019

License revenue	$1,390,104	$7,724,001

Operating expenses
Research and development	(10,648,920)	(3,929,558)
General and administrative	(8,883,119)	(6,852,988)

Operating loss	(18,141,935)	(3,058,545)

Other income (loss)
Realized and unrealized loss on available for sale marketable securities	(2,075,602)	(3,581,193)
Dividend income	115,716	86,748
Interest expense	(30,543)	(1,506)
Foreign exchange gain (loss)	35,560	(920)
Other expenses	-	(3,034)
Total other loss	(1,954,869)	(3,499,905)

Net loss before income taxes	(20,096,804)	(6,588,450)

Benefit for income taxes	154,300	-

Net loss	$(19,942,504)	$(6,558,450)

Deemed dividend from warrant modification	(522,478)	-

Net loss attributed to common shareholders	$20,464,982	$(6,558,450)

Net loss per share – basic and diluted	$(1.78)	$(0.77)

Weighted average number of common shares outstanding – basic and diluted	11,506,212	8,498,525

License Revenue

License revenue for the year ended March 31, 2020 was $1,390,104 and for the year ended March 31, 2019 was $7,724,000, respectively. On January 23, 2019, the Company entered into an agreement for commercial rights (the “License Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for persistent pulmonary hypertension of the newborn (“PPHN”) and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the License Agreement, see Note 13. The Company would have received payments up to $32.55 million in up front and regulatory milestones, of which $31.5 million was associated with the U.S. market. All such payments were payable in cash or ordinary shares of Circassia, at the discretion of Circassia, with payments in cash discounted by approximately 5%. Royalties are payable only in cash. In consideration of the rights and licenses granted to Circassia by the Company, there were five milestone that were associated with Agreement. Due to the consideration constraints associated with milestones 3, 4, and 5, only the amounts associated with milestone 1 and 2 have been allocated. During the year ended March 31, 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to the first two performance obligations. one being the transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $7,116,232 and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was valued at $2,871,063 and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. For the year ended March 31, 2020 and March 31,2019, $1,390,1049 and $607,769, respectively of such revenue associated with this second performance obligation has been recognized. As of March 31, 2020, and March 31, 2019, deferred revenue was $873,190 and $2,263,294, respectively. On December 18, 2019, the Company terminated the License Agreement with Circassia pursuant to which the Company had granted Circassia an exclusive royalty-bearing license to distribute, market and sell the Company’s nitric oxide generator and delivery system in the United States and China.

Research and Development

Research and development for the year ended March 31, 2020 was $10,648,920, as compared to $3,929,558 for the year ended March 31, 2019. The increase of $6,719,362 was primarily attributed an increase in the development of the LungFit System for PPHN and an increase in pre-clinical studies for bronchiolitis, an increase in salaries and employee benefits and an increase in stock-based compensation.

General and Administrative Expenses

General and administrative expense for the year ended March 31, 2020 and March 31, 2019 was $8,883,119, as compared to $6,852,988, respectively. The increase of $2,030,131 was primarily attributed to an increase in non-cash stock-based compensation expense, an increase in professional fees and an increase of insurance expense.

Other Income (Loss)

Other loss for the year ended March 31, 2019 was $1,954,869 as compared to $3,499,905 for the year ended March 31, 2020. For the year ended March 31, 2019, $3,581,193 was primarily from for the unrealized loss and realized loss on available for sale securities and realized loss primarily related to Circassia Pharmaceuticals plc stock.

Net Loss Attributed to Common Shareholders

For the year ended March 31, 2020, the Company recorded a non-cash deemed dividend of $522,478 that represented a warrant modification. This increased the loss to the common shareholders. As a result of the foregoing, our net loss attributed to common shareholders for the year ended March 31, 2020, was $20,464.982 or $1.78 per share, basic and diluted, as compared to a net loss for the year ended March 31, 2019 of $6,558,450 or $0.77 per share, basic and diluted.

Liquidity and Capital Resources

Overview Update

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products until regulatory approval is received for our product candidates. Since the time the Company became public through March 31, 2020, we have funded our operations principally through the issuance of equity securities. As shown in the accompanying financial statements, the Company has an operating cash flow decrease of $15.3 million for the year March 31, 2020 and has accumulated losses of $57.6 million since inception through March 31, 2020. The Company has cash, cash equivalent and restricted cash of $25.5 million as of March 31, 2020. The Company estimates that it has enough cash and liquidity to execute its current business plan for at least one year from the date of the filing of this annual report on Form 10-K.

On March 17, 2020, the Company entered into a facility agreement (the “Facility Agreement”) with certain lenders pursuant to which the lenders shall loan to up to $25,000,000 in five tranches of $5,000,000 per tranche at the option of the Company (“Tranches”), provided however that the Company may only utilize tranches three through five following FDA approval of our LungFit™ PH product. The loan(s) are unsecured with an interest rate of 10% per annum which is paid quarterly, and may be prepaid with certain prepayment penalties. The effective interest rate for this loan is 13.3% per year. Each tranche shall be repaid in installments commencing June 15, 2023 with all remaining amounts outstanding under any tranche due on March 17, 2025. Beyond Air has the ability to draw down on a $5 million tranche prior to FDA approval of the LungFit™ PH product.

On April 2, 2020, Beyond Air, Inc. entered into an At-The-Market Equity Offering for $50 million and utilized the Company’s shelf registration statement. The Company may sell shares of our common stock having aggregate sales proceeds of up to $50,000,000 from time to time in this offering. If shares are sold, there is a three 3 percent fee paid to the sales agent.

On May 14, 2020, the Company entered into a $40 million New Purchase Agreement with LPC, that replaced the existing $20 million purchase agreement. The New Purchase Agreement provides for the issuance of up to $40 million of the Company’s common stock which we may sell from time to time in our sole discretion to Lincoln Park over the next 36 months, subject to the conditions and limitations in the New Purchase Agreement.

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

Our future capital requirements will depend on many factors, including:

●	the progress and costs of our preclinical studies, clinical trials and other research and development activities;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the costs and timing of obtaining regulatory approval for our product candidates;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs of, and timing for, strengthening our manufacturing agreements for production of sufficient clinical quantities of our product candidate;

●	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally;

●	the costs of acquiring or undertaking the development and commercialization efforts for additional, future therapeutic applications of our product candidate;

●	the magnitude of our general and administrative expenses; and

●	any cost that we may incur under current and future in-and out-licensing arrangements relating to our product candidate.

Cash Flows

Below is a summary of the statements of cash flows for the Years Ended March 31, 2020 and March 31, 2019.

	For The Year Ended March 31, 2020	For The Year Ended March 31, 2019

Net cash provided by (used in):
Operating activities	$(15,250,049)	$1,341,052)
Investing activities	$4,423,433	$(1,793,639)
Financing activities	$34,934,590	$1,071,490
Net increase in cash, cash equivalents and restricted stock	$24,107,974	$618,903

Comparison between March 31, 2020 and March 31, 2019

Operating Activities

For the year ended March 31, 2020, net cash used by operating activities was $15,250,049 which was primarily due to our net loss of $19,942,504, a decrease in current assets prepaid expenses, accrued expenses and deferred revenue and operating lease payments of $2,180,374 and was offset by an increase in unrealized and realized loss in available for sale securities of $2,075,602 an increase in operating lease expense, accounts payable of $1,154,433 and non-cash expense of $3,741,704. For the year ended March 31, 2019, net cash provided by in operating activities was $1,341,052 which was primarily due to the net loss of $6,558,450, a use of cash $729,159 for other current assets and prepaid expenses which was offset by unrealized and realized loss marketable securities of $3,498,883, a source of cash for accounts payable, accrued expenses and deferred revenue of $2,862,684 and non-cash expense of $2,464,108.

Investing Activities

For the year ended March 31, 2020, cash provided by investing activities was $4,423,433 which was from the net purchases of available for sale marketable securities of $4,467,064 and $43,631 purchase of property and equipment. For the year ended March 31, 2019, the Company used in activities $1,793,639 which was from the net purchases of available for sale marketable securities of $1,737,164 and $56,475 purchase of property and equipment.

Financing Activities

For the year ended March 31, 2020, net cash provided by financing activities was $34,934,590 was primarily from the net proceeds an underwritten offering and private placement of $10,169,300, net proceeds from a private placement of $7,839,500, and the issuance and sales of $7,740,000 of common stock to Lincoln Park Financial Corporation (“LPC”), proceeds from the issuance of common stock from warrant exercises of $3,968,900 and proceeds from the issuance of common stock from the exercise of options for $210,700. For the year ended March 31, 2019, net cash provided by financing activities was $1,071,490 which was primarily from the net proceeds of $799,156 from the sale of stock to LPC and a bank loan of $292,250.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five years and thereafter for the year ended March 31, 2020:

	2021	2022	2023	2024	2025	Total
Rent	$90,100	$65,400	$64,700	$16,300	$-	$236,500
Facility loan agreement	-		1,500,000	2,750,000	750,000	5,000,000
Loan	335,400	-	-	-	-	335,400
CRO	302,500	-	-	-	-	302,500
Total	$728,000	$65,400	$1,564,700	$2,766,300	$750,000	$5,874,400

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

(c)	Attestation Report of Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm as we are not an accelerated filer or a large accelerated filer.

(d)	Changes in Internal Controls over Financial Reporting

There were no other changes in our internal control over financial reporting that occurred during the year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth the name, age and position of each of our directors and executive officers and as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Steven A. Lisi	49	Chief Executive Officer and Chairman of the Board of Directors
Amir Avniel	46	President, Chief Operating Officer and Director
Douglas Beck, CPA	59	Chief Financial Officer
Ron Bentsur	52	Director
Erick J. Lucera	53	Director
Yoori Lee	47	Director
Dr. William Forbes	58	Director
Robert F. Carey	61	Director

Steven A. Lisi, Chief Executive Officer and Chairman of the Board

Steven Lisi has served on our Board since January 13, 2017, and has served on the Board of AIT Ltd., our wholly-owned subsidiary, since June 2016. Mr. Lisi has served as our Chief Executive Officer since June 14, 2017. Mr. Lisi was previously Senior Vice President of Business and Corporate Development at Avadel Technologies (AVDL), where he was instrumental in restructuring the company and transforming it from $100,000,000 in enterprise value to $1 billion in three years. Mr. Lisi raised $121 million in equity, led the sale of Flamel’s contract manufacturing facility, rationalized the product pipeline, refocused the business development effort, transformed the investor base and established Flamel’s presence in Ireland. Prior to his position with Flamel, Mr. Lisi spent 18 years investing in healthcare companies on a global basis at Mehta and Isaly (now OrbiMed), SAC Capital (portfolio manager), Millennium Partners (portfolio manager), Panacea Asset Management (co-owner) and Deerfield Management (Partner). Mr. Lisi serves on the Board of Mico Innovations, a next generation coronary and neurovascular stent company. Mr. Lisi received his Masters in International Business from Pepperdine University.

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

Robert F. Carey

Mr. Carey joined Beyond Air’s Board of Directors in February 2019. He has an extensive track record of accomplishment within the healthcare investment banking industry. He has assisted biotech and specialty pharma companies raise more than $10 billion in initial public offerings, follow-on offerings, debt offerings, and private placements. He has served as a financial advisor on mergers, acquisitions, and strategic alliance transactions with a total deal value of more than $10 billion. Mr. Carey served as executive vice president and chief business officer at Horizon Therapeutics plc from March 2014 to September 2019, during which Horizon Therapeutics deployed in excess of $3 billion to acquire or license eight commercial products and three products in development and grew net sales from $74 million in 2013 to approximately $1.2 billion in 2018, a compound annual growth rate of 75%. Before Horizon, he spent more than 11 years as managing director and head of the life sciences investment banking group at JMP Securities. Mr. Carey was a managing director in the healthcare groups at Dresdner Kleinwort Wasserstein and Vector Securities for a total of 14 years. He received his B.B.A. in Accounting from the University of Notre Dame. Mr. Carey currently serves on the board of Sangamo Therapeutics, Inc.

Erick J. Lucera, Director

Erick J. Lucera joined Beyond Air’s Board of Directors in August 2017 and serves on our Audit Committee. He was appointed Chief Financial Officer for AVEO Oncology, a NASDAQ traded biopharmaceutical company focused on targeted medicines for oncology and other unmet medical needs in 2020. Erick was the Chief Financial Officer of Valeritas, a U.S. NASDAQ traded commercial stage company developing new technology for diabetes from 2016 to 2019. Mr. Lucera served as Chief Financial Officer, Treasurer and Secretary of Viventia Bio. From 2012 to 2015, he was Vice President, Corporate Development at Aratana Therapeutics, a veterinary biopharmaceutical company. While at Aratana, he helped grow the company’s product pipeline through a series of acquisitions and in licensing transactions financed through five public and private offerings of nearly $250 million. Before his career as a healthcare company executive, Mr. Lucera spent over 15 years in investment management as a healthcare analyst at Eaton Vance, the portfolio manager of the Triathlon Life Sciences Fund at Intrepid Capital and as head of the healthcare research team at Independence Investments. He holds a Certificate in Public Health from Harvard University, an MS in quantitative finance from Boston College, an MBA from Indiana University Bloomington, and a BS in accounting from the University of Delaware. Mr. Lucera has obtained CFA, CMA, and CPA designations. Erick’s financial and industry background serve us well on many fronts, including our audit committee.

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all our directors, officers (including our Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees. We have made our Code of Ethics available on our website at www.beyondair.net.

Delinquent Section 16(a) Reports

Filer	Number of Late Reports	Number of Transactions not Reported Timely
Robert Carey	one Form 4	one
Steven Lisi	one Form 4	one
William Forbes	one Form 3; one Form 4	one
Yoori Lee	one Form 4	one
Amir Avniel	one Form 4	one
Douglas Beck	two Form 4s	two

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table provides information regarding the compensation earned by our named executive officers for the years ended March 31, 2020 and March 31, 2019.

Name and Principal Position	Year	Salary Cost	Restricted Stock Awards (A)	Option Awards (A)	Bonus	Total

Steven A. Lisi.	2020	$450,000	$546,535	$272,300	$-	$1,268,835
Chief Executive Officer and Chairman of the Board	2019	$450,000	$462,007	$1,927,657	$-	$2,839,664

Amir Avniel	2020	$400,000	$264,115	$155,600	$-	$819,715
President, Chief Operating Officer and Director	2019	$400,000	$220,200	$727,790	$-	$1,347,990

Douglas Beck, CPA (1)	2020	$250,000	$78,450	77,800	$-	$406,250
Chief Financial Officer	2019	$104,167	$-	$300,012	$-	$404,179

Adam Newman	2020	$250,000	$237,965	$155,600	$-	$643,565
Inhouse Counsel	2019	$250,000	$229,500	$492,493	$-	$971,993

Duncan Fatkin (2)	2020	$250,000	$130,750	$136,150	$-	$516,900
Chief Commercial Officer	2019	$104,167	$-	$312,934	$-	$417,101

(A)	This column represents the grant date fair value of the award in accordance with stock-based compensation rules under Accounting Standards Codification Topic 718

(1)	Mr. Beck was appointed as the Company’s Chief Financial Officer on November 1, 2018.

(2)	Mr. Fatkin was appointed as the Company’s Chief Commercial Officer on January 14, 2019.

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

Effective March 1, 2018, we entered into an employment agreement with Mr. Avniel with an annual salary of $400,000. Pursuant to the terms and conditions of employment, Mr. Avniel will receive 250,000 options to purchase common stock vesting over a period of three years. In the event of termination without cause, Mr. Avniel will be entitled to severance equal to twenty-four months of base salary, a lump sum payment equal to 1.5 times that of the most recent earned short-term incentive award and all outstanding options would automatically vest.

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

Equity Compensation Plan Information

We maintain the Second Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance share awards, and other stock-based awards (collectively, the “stock awards”). Stock awards may be granted under the 2013 Plan to our employees, directors and consultants, other than incentive stock options which may only be granted to employees of the Company.

The maximum number of shares of common stock available for issuance under the 2013 Plan is 4,100,000 shares.

The 2013 Plan is scheduled to terminate on August 13, 2028. No stock awards shall be granted pursuant to the 2013 Plan after such date, but Awards theretofore granted may extend beyond that date. The Board may suspend or terminate the Plan at any earlier date pursuant to the 2013 Plan. No stock awards may be granted under the Plan while the Plan is suspended or after it is terminated.

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under the 2013 Plan as of March 31, 2020.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders -	785,000	$5.54	221,047
Equity compensation plans not approved by stockholders	2,268,589	$4.50	-
Total	3,053,589	$4.77	221,047

Outstanding Equity Awards as of March 31, 2020

	Equity awards
Name	Date of Grant	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexcercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)
Steven A. Lisi	08/31/2018	300,000	100,000	-	4.25	08/13/2029	-
	03/31/2019	187,500	62,500		4.80	03/31/2029
	03/11/2020	-	70,000		5.32	03/11/2030
	12/31/2018						70,400
	01/01/2019						9,600
	12/31/2019						104,500
Amir Avniel	08/31/2018	125,000	125,000	-	4.25	08/13/2029	-
	03/31/2019	-	140,000		4.80	03/31/2029
	03/11/2020	-	40,000		5.32	03/11/2030
	12/31/2018						36,000
	01/01/2019						9,600
	12/31/2019						50,500
	02/20/2017	100,000	-		4.25	02/20/2027
Douglas Beck,	11/01/2018	21,250	63,750		4.25	11/01/2028
CPA	03/31/2019	3,750	11,250		4.80	03/31/2029
	03/11/2020	-	20,000		5.32	03/11/2030
	12/31/2019						15,000
Adam Newman	08/31/2018	37,500	112,500	-	4.25	08/13/2029	-
	03/31/2019	25,000	75,000		4.80	03/31/2029
	03/11/2020	-	40,000		5.32	03/11/2030
	12/31/2018						30,400
	01/01/2019						9,600
	12/31/2019						45,500
	06/30/2017 (1)	100,000	-		4.25	02/20/2027
Duncan Fatkin	02/14/2019	21,250	63,750		5.05	02/14/2029
	03/11/2020	-	35,000		5.32	03/11/2030
	12/31/2019						25,000

(1)	Received for performing legal services for the Company prior to being employed by the Company.

Director Compensation

Persons serving as both an Officer and a Director of the Company are only included in the Executive Compensation Table above for the year ended March 31, 2020.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Dr. William Forbes	-	-	97,250	-	-	-	97,250
Ron Bentsur	-	-	97,250	-	-	-	97,250
Erick J. Lucera	-	-	97,250	-	-	-	97,250
Yoori Lee	-	-	97,250	-	-	-	97,250
Robert F. Carey	-	-	97,250	-	-	-	97,250

For the year ended March 31, 2020, the Board of Directors received options to purchase 25,000 shares of common and each option expires in ten year from the date of grant. Compensation expense was based upon the grant date fair value of the award in accordance with stock-based compensation rules under Accounting Standards Codification Topic 718.

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

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. Percentage computations are based on 16,841,555 shares of our common stock outstanding as of June 19, 2020.

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

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Outstanding Shares (2)
5% Owners
Charles Mosseri Marlio	1,524,214	(3)	9.0%
Deerfield Partners, L.P.	856,863	(4)	5.1	%(4)
Executive Officers and Directors
Steven A. Lisi	1,389,709	(6)	8.0	%(4)
Amir Avniel	835,218	(7)	4.9	%(4)
Ron Bentsur	362,918	(8)	2.1%
Dr. William Forbes	13,105	(9)	*	%
Robert F. Carey	25,668	(10)	*	%
Erick Lucera	19,842	(11)	*	%
Yoori Lee	25,789	(12)	*	%
Douglas Beck, CPA	40,460	(13)	*	%
Executive Officers and Directors as a Group (Eight persons)	2,721,709		16.2%

*	Less than one percent (1.0%).

(1)	The address of these persons, unless otherwise noted, is c/o Beyond Air, Inc., 825 East Gate Boulevard, Suite 320 Garden City, New York, 11530.

(2)	Shares of common stock beneficially owned and, except as limited by the Ownership Cap, the respective percentages of beneficial ownership of common stock includes for each person or entity shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person or entity that are currently exercisable or will become exercisable or convertible within 60 days following June 19, 2020. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.

(3)	Based, in part, on information provided on Schedule 13G/A filed with the SEC on March 13, 2020. Includes 108,816 shares of common stock issuable upon exercise of the warrants issued to Mr. Mosseri Marlio in connection with Facility Loan Agreement in March 2020.

(4)

Based, in part, on information provided on Schedule 13G/A filed with the SEC on January 23, 2020 by Deerfield Mgmt, L.P., Deerfield Management Company, L.P., Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P. and James E. Flynn. Includes 856,863 shares of common stock issuable upon exercise of the warrants issued to Deerfield Special Situations Fund, L.P. in the Company’s 2017 and 2018 offerings and now held by Deerfield Partners, L.P. James E. Flynn is the President of J.E. Flynn Capital, LLC, which is the general partner of Deerfield Partners, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Mgmt, L.P., which is the general partner of Deerfield Special Situations Fund, L.P. and Deerfield Partners L.P. Flynn Management LLC is the general partner of Deerfield Management Company, L.P.. The reporting persons’ business address is 780 Third Avenue, 37th Floor, New York, NY 10017.

(5)	The provisions of the warrants issued by the Company in its 2017 and 2018 offerings beneficially owned by the holder restrict the exercise of such warrants to the extent that, upon such exercise, the number of shares then beneficially owned by the holder and any other person or entities with which such holder would constitute a Section 13(d) “group” would exceed 4.99% (subject to an increase of such percentage to 9.99%) of the total number of our then-outstanding shares of common stock.

(6)	Includes 200,446 shares of common stock issuable upon exercise of the warrants issued to Mr. Lisi in the Company’s 2017 and 2018 offerings. Includes 362,5000 vested options to purchase shares of common stock.

(7)	Includes 45,676 shares of common stock issuable upon exercise of the warrants issued to Mr. Avniel in the Company’s 2017 and 2018 offerings. Includes 275,000 vested options to purchase common stock and 32,666 shares of common stock held by Dandelion Investments Ltd., over which Mr. Avniel has sole voting and dispositive power.

(8)	Includes 73,419 shares of common stock issuable upon exercise of the warrants issued to Mr. Bentsur in the Company’s 2017 and 2018 offerings. Includes 362,5000 vested options to purchase shares of common stock.

(9)	Includes 8,250 vested options to purchase common stock.

(10)	Includes 6,250 vested options to purchase common stock.

(11)	Includes 1,171 shares of common stock issuable upon exercise of the warrants issued to Mr. Lucera in the Company’s 2018 offering, and 17,500 vested options to purchase common stock.

(12)	Includes 2,342 shares of common stock issuable upon exercise of the warrants issued to Ms. Lee in the Company’s 2018 offering and 16,250 vested options to purchase common stock.

(13)	Includes 25,000 vested options to purchase common stock.

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

Purchases of Our Securities

On June 3, 2019, Steven Lisi purchased 58,252 shares of our common stock at a purchase price of $5.15 per share, or $300,000. On December 12, 2019, Mr. Lisi purchased 190,437 shares of our common stock at a purchase price of $3.66 per share, or $697,000.

On June 3, 2019, Charles Mosseri-Marlio purchased 385,000 shares of common stock at a purchase price of $5.00 per share or $1,925,000. On December 12, 2019, Mr. Mosseri-Marlio purchased 150,273 shares of our common stock at a purchase price of $3.66 per share, or $500,000. On March 17, 2020, Mr. Mosseri-Marlio loaned us $3,160,000 pursuant to the terms of the Facility Agreement and we issued him warrants to purchase 108,816 shares of common stock at an exercise price of $7.26 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal year ended March 31, 2019 for professional services rendered by Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global for quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for this fiscal period were as follows:

Year Ended March 31, 2019

Audit Fees	$8,000
Audit Related Fees
Tax Fees	12,870
All Other Fees
Total	$20,870

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

The aggregate fees billed for the fiscal year ended March 31, 2020 and March 31, 2019 for professional services rendered by Friedman LLP for the audit of our annual financial statements provided by the independent accountant in connection with statutory and regulatory filings or engagements for this fiscal period were as follows:

	Year Ended March 31, 2020	Year Ended March 31, 2019

Audit Fees	$207,250	$92,037
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$207,250	$92,037

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. Audit fees also include professional services performed for filing of the Company’s registration statement on Form S-1 and S-3 for equity offerings, Form S-8 for registering restricted stock and stock options and other filings. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

2. Finance Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of December 29, 2016, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 2.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 12, 2017, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 2.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

2.3	Merger Completion Certificate, dated December 29, 2016, by and among Red Maple Ltd. and Advance Inhalation (AIT) Ltd., filed as Exhibit 2.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of AIT Therapeutics, Inc. filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 25, 2019, filed as Exhibit 3.3 to our Annual Report on Form 10-K filed with the SEC on June 28, 2019 and incorporated herein by reference.

4.1	Form of Common Stock certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

4.2	Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 10.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

4.3	Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on April 4, 2017 and incorporated herein by reference.

4.4	Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on February 22, 2018 and incorporated herein by reference.

4.5	Beyond Air, Inc. Second Amended and Restated 2013 Equity Incentive Plan (included in Appendix A to our Definitive Proxy Statement filed on January 17, 2020 and incorporated herein by reference).

4.6	Warrant to Purchase Common Stock, filed as exhibit 4.1 to our Current Report on Form 8-K filed on March 17, 2020 and incorporated herein by reference.

4.7	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.

10.1	Amended and Restated Agreement for the Transfer and Assumption of Obligations Under the Securities Purchase and Registration Rights Agreements, dated as of January 12, 2017, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.2	Securities Purchase and Registration Rights Agreement, by and among Advanced Inhalation Therapies Ltd. and the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.3	License Agreement, dated as of November 1, 2011, by and between Advanced Inhalation Therapies Ltd. and The UBC, filed as Exhibit 10.10 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.4^	Non-Exclusive Patent License Agreement, dated as of October 22, 2013, by and between Advanced Inhalation Therapies Ltd. and SensorMedics Corporation, filed as Exhibit 10.9 to our Registration Statement on Form S-1(File No. 333-216287), and incorporated herein by reference.

10.5	Option Agreement, dated as of August 31, 2015, by and between Advanced Inhalation Therapies Ltd. and Pulmonox Technologies Corporation, filed as Exhibit 10.13 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.6	Tenth Amendment to Option Agreement, dated as of December 31, 2016, by and between Advanced Inhalation Therapies Ltd. and Pulmonox Technologies Corporation, filed as Exhibit 10.14 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.7+	Employment Agreement, dated as of June 24, 2016, by and between Advanced Inhalation Therapies Ltd. and Steven Lisi, filed as Exhibit 10.15 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.8+	Employment Agreement, dated as of October 1, 2014, by and between Advanced Inhalation Therapies Ltd. and Amir Avniel, filed as Exhibit 10.17 to our Registration Statement on Form S-1 (File No. 333-216287), and incorporated herein by reference.

10.9+	Employment Agreement, dated as of September 17, 2015, by and between Advanced Inhalation Therapies Ltd. and Amir Avniel, filed as Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333-216287), and incorporated herein by reference.

10.10+	Waiver of the back salary, dated as of October 31, 2016, by and between Advanced inhalation Therapies Ltd. and Amir Avniel, filed as Exhibit 10.19 to our Registration Statement on Form S-1 (File No. 333-216287), and incorporated herein by reference.

10.11	Stock Purchase and Registration Rights Agreement, dated March 31, 2017, by and among the Company and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.12	Form of Subscription Agreement, dated March 31, 2017, by and among the Company and the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.13	Securities Purchase Agreement, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as amended and filed with the SEC on February 22, 2018 and incorporated herein by reference.

10.14	Registration Rights Agreement, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as amended and filed with the SEC on February 22, 2018 and incorporated herein by reference.

10.15	Securities Purchase Agreement, dated as of August 10, 2018, by and between AIT Therapeutics, Inc. and Lincoln Park Capital Fund, LLC., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 13, 2018 and incorporated herein by reference.

10.16	Registration Rights Agreement, dated as of August 10, 2018, by and between AIT Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 13, 2018 and incorporated herein by reference.

10.17+	Offer letter between AIT Therapeutics, Inc. and Douglas J. Beck, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on November 1, 2018 and incorporated herein by reference.

10.18	Form of Subscription Agreement, dated as of June 3, 2019, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 7, 2019 and incorporated herein by reference.

10.19^	License, Development and Commercialization Agreement, dated January 23, 2019, by and between AIT Therapeutics, Inc. and Circassia Limited, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on February 14, 2019 and incorporated herein by reference.

10.20	Underwriting Agreement, dated December 10, 2019, by and between Beyond Air, Inc. and SunTrust Robinson Humphrey, Inc., filed as Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on December 10, 2019 and incorporated herein by reference.

10.21	Form of Purchase Agreement with U.S. Investors, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on December 10, 2019 and incorporated herein by reference.

10.22	Form of Purchase Agreement with Foreign Investors, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on December 10, 2019 and incorporated herein by reference.

10.23	Facility Agreement, dated March 17, 2020, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 17, 2020 and incorporated herein by reference.

10.24	At-The-Market Equity Offering Sales Agreement, dated April 2, 2020, by and among the Company, SunTrust Robinson Humphrey, Inc. and Oppenheimer & Co., filed as Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on April 3, 2020 and incorporated herein by reference.

10.25	Purchase Agreement, dated May 14, 2020, by and between Beyond Air, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 14, 2020 and incorporated herein by reference.

10.26

Registration Rights Agreement, dated May 14, 2020, by and between Beyond Air, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 14, 2020 and incorporated herein by reference.

21.1	List of subsidiaries of Beyond Air, Inc.

23.1	Consent of Friedman LLP

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: June 23, 2020

BEYOND AIR, INC.

By:	/s/ Steven Lisi
Steven Lisi Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Lisi	Chairman and Chief Executive Officer (Principal Executive Officer)	June 23, 2020
Steven Lisi

/s/ Douglas Beck	Chief Financial Officer (Principal Financial Officer)	June 23, 2020
Douglas Beck

/s/ Amir Avniel	Chief Operating Officer and Director	June 23, 2020
Amir Avniel

/s/ Erick Lucera	Director	June 23, 2020
Erick Lucera

/s/ Yoori Lee	Director	June 23, 2020
Yoori Lee

/s/ William Forbes	Director	June 23, 2020
William Forbes

/s/ Ron Bentsur	Director	June 23, 2020
Ron Bentsur

/s/ Robert Carey	Director	June 23, 2020
Robert Carey

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Beyond Air, Inc. (formerly: AIT Therapeutics, Inc.) and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Beyond Air, Inc. (formerly: AIT Therapeutics, Inc.) and Subsidiaries (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

East Hanover, New Jersey
June 23, 2020

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$19,829,275	$1,340,203
Restricted cash	5,635,836	16,934
Marketable securities	-	6,542,667
Other current assets and prepaid expenses	1,149,806	788,409
Right-of-use lease assets	66,970	-
Total current assets	26,681,887	8,688,213
Licensing right to use technology	412,763	495,000
Right-of-use lease assets	128,757	-
Property and equipment, net	211,337	244,872
TOTAL ASSETS	$27,434,744	$9,428,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,256,229	$1,164,672
Accrued expenses	1,097,534	1,567,638
Deferred revenue	873,190	2,263,294
Stock to be issued to a vendor	240,000	144,000
Operating lease liability	69,342	-
Loan payable	335,358	263,604
Total current liabilities	4,871,653	5,403,208

Operating lease liability	131,581	-
Facility Agreement loan, net	4,339,065	-
Total liabilities	9,342,299	5,403,208

Commitments and contingencies

Shareholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 16,056,360 and 8,714,815 shares issued and outstanding as of March 31, 2020 and March 31, 2019, respectively	1,606	871
Treasury stock	(25,000)	(25,000)
Additional paid-in capital	75,702,915	41,693,578
Accumulated deficit	(57,587,076)	(37,644,572)
Total shareholders’ equity	18,092,445	4,024,877
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,434,744	$9,428,085

The accompanying notes are an integral part of these consolidated financial statements

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31, 2020	Year Ended March 31, 2019

License revenue	$1,390,104	$7,724,001

Operating expenses
Research and development	(10,648,920)	(3,929,558)
General and administrative	(8,883,119)	(6,852,988)

Operating loss	(18,141,935)	(3,058,545)

Other income (loss)
Realized and unrealized loss on available for sale marketable securities	(2,075,602)	(3,581,193)
Dividend income	115,716	86,748
Interest expense	(30,543)	(1,506)
Foreign exchange gain (loss)	35,560	(920)
Other expenses	-	(3,034)
Total other loss	(1,954,869)	(3,499,905)

Net loss before income taxes	(20,096,804)	(6,588,450)

Benefit for income taxes	154,300	-

Net loss	$(19,942,504)	$(6,558,450)

Deemed dividend from warrant modification	(522,478)	-

Net loss attributed to common shareholder	$20,464,982	$(6,558,450)

Net loss per share – basic and diluted	$(1.78)	$(0.77)

Weighted average number of common shares outstanding – basic and diluted	11,506,212	8,498,525

The accompanying notes are an integral part of these consolidated financial statements

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED MARCH 31, 2019

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-in	Accumulated	Comprehensive	Shareholders’
	Number	Amount	Stock	Capital	Deficit	Income (Loss)	Equity
Balance as of April 1, 2018	8,397,056	$840	$(25,000)	$32,141,110	$(30,569,764)	$(2,986)	$1,544,200
Adjustment due to adoption of ASU-2017 (1)	-	-		6,194,292	(516,358)	-	5,677,934
Adjustment due to adoption of ASU 2016-01	-	-		-	-	2,986	2,986
At the market stock issuance of common stock, net,	297,000	29	-	799,156	-	-	799,185
Issuance of common stock upon exercise of options	20,759	2	-	8,699	-	-	8,701
Stock-based compensation				2,550,321			2,550,321
Net loss	-	-	-	-	(6,558,450)	-	(6,558,450)
Balance as of March 31, 2019	8,714,815	$871	$(25,000)	$41,693,578	$(37,644,572)	-	$4,024,877

(A)	The Company elected to adopt Accounting Standards Update 2017-11 retrospective to outstanding financial instruments with down round feature by means of cumulative-effect adjustment to the beginning additional paid-in capital of $6,194,292 and accumulated deficit of $(516,358) as of April 1, 2018. This ASU affects all entities that issue financial instruments (for example, warrants or convertible instruments) that include down round features.

The accompanying notes are an integral part of these consolidated financial statements

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED MARCH 31, 2020

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2019	8,714,815	$871	$(25,000)	$41,693,578	$(37,644,572)	$4,024,877
Issuance of common stock pursuant to an underwritten offering and a private placement, net	3,152,985	315	-	10,169,028	-	10,169,343
Issuance of common stock pursuant to Purchase Agreement, net	1,420,000	142		7,744,870		7,745,012
Incremental value of warrants due to a modification	-	-	-	522,478	-	522,478
Deemed dividend due to a warrant modification	-	-	-	(522,478)	-	(522,478)
Issuance of common stock pursuant to a private placement, net	1,583,743	159	-	7,839,336	-	7,839,495
Warrant issued with debt issuance	-	-		594,979	-	594,979
Issuance of common stock upon exercise of options	58,662	6	-	210,644	-	210,650
Issuance of common stock upon the exercise of warrants	985,694	99	-	3,968,845		3,968,944
Issuance of common stock upon cashless excise of warrants	73,461	7	-	(7)		-
Vested restricted stock	67,000	7		(7)		-
Stock-based compensation	-	-	-	3,481,649	-	3,478,649
Net loss	-	-	-	-	(19,942,504)	(19,942,504)
Balance as of March 31 2020	16,056,360	$1,606	$(25,000)	$75,702,915	$(57,587,076)	$18,092,445

The accompanying notes are an integral part of these consolidated financial statements

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended March 31, 2020	For The Year Ended March 31, 2019
Cash flows from operating activities
Net loss	$(19,942,504)	$(6,558,450)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	159,403	64,787
Stock-based compensation	3,577,649	2,399,321
Operating lease expense	62,875	-
Payment of operating lease liability	(57,679)	-
Unrealized and realized loss on marketable securities to available for sale marketable securities	2,075,602	3,498,883
Change of management’s assessment of prior year research and development to licensing right to use technology	-	(200,000)
Adoption of ASU 2016-01	-	2,986
Amortization of debt issuance cost and deferred financing fees	4,652	-
Changes in:
Other current assets and prepaid expenses	(361,395)	(729,159)
Accounts payable	1,091,557	322,633
Accrued expenses	(470,105)	276,757
Deferred revenue	(1,390,104)	2,263,294
Net cash (used in) provided by operating activities	(15,250,049)	1,341,052
Cash flows from investing activities
Investment in available for sale marketable securities	(37,320,235)	(12,222,774)
Proceeds from redemption of marketable securities	41,787,299	10,485,610
Purchase of property and equipment	(43,631)	(56,475)
Net cash provided by (used in) investing activities	4,423,433	(1,793,639)
Cash flows provided by from financing activities
Issuance of common stock in an underwritten offering and private placement, net of offering costs	10,169,343	-
Issuance of common stock in private placement, net of offering costs	7,839,495	-
Issuance of common stock related to at the market offerings, net of offering costs	7,745,012	-
Issuance of common stock, net of offering cost	-	799,185
Proceeds from credit facility loan	5,000,000
Proceeds from loan	375,570	292,250
Payment of loan	(303,806)	(28,646)
Proceeds from the exercise of warrants	3,968,944	-
Payment of debt issuance costs	(70,618)	-
Proceeds from the exercise of stock options	210,650	8,701
Net cash provided by financing activities	34,934,590	1,071,490
Increase in cash, cash equivalents and restricted cash	24,107,974	618,903
Cash, cash equivalents and restricted cash at beginning of period	1,357,137	738,234
Cash, cash equivalents and restricted cash at end of period	$25,465,111	$1,357,137
Supplemental disclosure of non-cash financing and investing activities:
Right of use assets	$258,605	$-
Operating lease liability	$264,570	$-
Deemed dividend as a result of a warrant modification	$522,478	$-
Fair market value of warrants allocated to debt discount and stockholders’ equity	$594,979	$-
Fair market value of options issued to NitricGen for the licensing right to use technology	$-	$295,000
Supplemental disclosure of cash flow items:
Interest paid	$23,112	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND BUSINESS

Beyond Air, Inc. (“Beyond Air” or the “Company”) was incorporated on April 24, 2015. On June 25, 2019, the Company’s name was changed to Beyond Air, Inc. from AIT Therapeutics, Inc. The Company has the following wholly-owned subsidiaries.

Beyond Air, Ltd was incorporated in Israel on May 1, 2011.

Advanced Inhalation Therapies (AIT), a wholly owned subsidiary of Beyond Air, Ltd was incorporated on August 29, 2014, in Delaware.

Beyond Air Australia Pty Ltd was incorporated on December 17, 2019 in Australia.

Beyond Air Ireland Limited was incorporated on March 5, 2020 in Ireland.

The Company is an a clinical-stage medical device and biopharmaceutical company focused on developing inhaled Nitric Oxide (NO) for the treatment of patients with respiratory conditions, including serious lung infections and pulmonary hypertension, and gaseous NO for the treatment of solid tumors. Since its inception, the Company has devoted substantially all of its efforts to research and development.

The Company is developing a nitric oxide (“NO”) generator and delivery system (the “LungFit™ system”) that is capable of generating NO from ambient air. LungFit™ can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs. LungFit™ can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. Our current areas of focus with the LungFit™ are persistent pulmonary hypertension of the newborn (“PPHN”), severe acute respiratory syndrome coronavirus 2 (SARS CoV-2), bronchiolitis (“BRO”) and nontuberculous mycobacteria (“NTM”). The Company’s current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our system will be marketed as a medical device in the United States.

Liquidity Risks and Uncertainty

The Company has incurred cash used in operating activities of $15.3 million for the year ended March 31, 2020, and has accumulated losses of $57.6 million. The Company has cash, cash equivalents and restricted cash of $25.5 million as of March 31, 2020. Based on management’s current business plan, the Company estimates it will have enough cash for at least one year from the date of filing these financial statements.

The Company’s future capital needs and the adequacy of its available funds beyond one year will depend on many factors, including, but not necessarily limited to, the actual cost and time necessary for clinical studies and other actions needed to obtain regulatory approval of our medical devices in development as well as the cost to launch our first product for PPHN, assuming approval of our Premarketing Application (“PMA”) which is expected to be filed in the third quarter of calendar 2020.

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

On April 2, 2020, Beyond Air, Inc. entered into an At-The-Market Equity Offering for $50 million and utilized the Company’s shelf registration statement, see Note 14.

On March 17, 2020, the Company entered into a $25 million unsecured loan facility agreement (the “Facility Agreement”) with certain lenders that is unsecured. As of March 31, 2020, the Company has drawn down of the first of five tranches of $5 million which is include in restricted cash. The Company has the ability to drawn down on an additional $5 million tranche prior to the PMA filing, see Note 10.

On May 14, 2020, the Company entered into a $40 million purchase agreement (“New Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), that replaces the existing $20 million purchase agreement. The New Purchase Agreement provides for the issuance of up to $40 million of the Company’s common stock through May 2023 at the Company’s discretion., The Company utilized the shelf registration statement, see Note 14.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company’s evaluates its significant estimates including accruals for expenses under consulting, licensing agreements, and clinical trials, stock-based compensation, warrant fair value determination and associated debt discount and classification within stockholders’ equity, assumptions associated with revenue recognition, and the determination of deferred tax attributes and the valuation allowance thereon.

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

There can be no assurance that the Company’s product will be accepted in the marketplace, nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all.

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

The development of our product candidates could be further disrupted and adversely affected by the recent outbreak of COVID-19. The spread of SARS CoV-2 from China to other countries has resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020. We have addressed the impact COVID-19 may have on our business plans and our ability to conduct the preclinical studies and clinical trials as well as on our reliance on third-party manufacturing and our supply chain. However, there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are still uncertain and cannot be predicted at this time.

Concentrations

The Company’s license revenue was from two milestone payments from a terminated license for sales and marketing rights agreement, see Note 9. The Company is seeking additional partners.

The Company relies on two vendors to manufacture its delivery system. The Company is reliant on the vendors for commercial manufacturing of our LungFit™ generator and delivery systems and nitrogen dioxide filters for both clinical studies and commercial supply, if regulatory approval is received.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Restricted Cash

As of March 31, 2020, restricted cash includes $5,000,000 of cash in an escrow account from the lenders of the facility agreement loan, See Note 10. Subsequent to March 31, 2020, the Company received the funds from the escrow account into a cash operating cash. In addition, as of March 31, 2020, restricted cash includes $619,000 of cash that is designated for a contract manufacturer. This cash is expected be used for material and parts that require a long lead time. Collateral for vehicle leases are invested in bank deposit accounts which is restricted and as of March 31, 2020 was $16,836 and as of March 31, 2019 was $16,934, respectively.

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition. Restricted cash is collateral for vehicle leases and invested in bank deposit accounts.

The following table is the reconciliation of the presentation and disclosure of financial instruments as shown on the Company’s consolidated statements of cash flows:

	For The Year Ended March 31, 2020	For The Year Ended March 31, 2019
Cash and cash equivalents	$19,829,275	$1,340,203
Restricted cash	5,635,836	16,934
Cash and cash equivalents and restricted cash	$25,465,111	$1,357,137

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Research and Development

Research and development expenses are charged to the statement of operations as incurred. Research and development expenses include salaries, costs incurred by outside laboratories, manufacturer’s, consultants, accredited facilities in connection with clinical trials and preclinical studies and stock based-compensation.

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

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of the Company’s stock on the date of grant. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. Due to the Company’s limited trading history, the Company utilizes an implied volatility based on an aggregate of guideline companies. In 2020, the Company began to blend its historical volatility with the peer group in order to obtain expected volatility. The peer companies were based similar publicly traded peer companies. The Company routinely reviews its calculation of volatility based on, the Company’s life cycle, its peer group, and other factors. The Company uses the simplified method for share-based compensation to estimate the expected term.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Licensed Right to Use Technology

Licensed right to use technology that is considered platform technology is recorded as an intangible asset which resulted from the NitricGen transaction, see Note 11. The intangible asset was valued based upon the fair value of the options issued to NitricGen and the cash paid for this transaction. The license also contains two future milestone additional payments aggregating $1,800,000. The intangible asset is being amortized on a straight-line method over its estimated useful life of thirteen years. The expected amortization expense for the next five year and thereafter is as follows for the year ended March 31,:

2021	$38,077
2022	38,077
2023	38,077
2024	38,077
2025	38,077
Thereafter	222,378
Total	$412,763

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2020, and March 31, 2019, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal, various state, and International income tax returns. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances. Such adjustment is reflected in the tax provision when appropriate. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of operations. The Company has recorded a liability in accrued expenses of $0 and $154,300 for uncertain tax positions as of March 31, 2020 and March 31, 2019 and reversed this accrual for the year ended March 31, 2020 which resulted in income, respectively. Tax years 2016 through 2020 remain open to examination by federal and state tax jurisdictions. The Company files tax returns in Israel for which tax years 2014 through 2020 remain open.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing the net loss and a deemed dividend from a warrant modification attributable to common stockholders by the weighted average number of common shares outstanding for the period. The dilutive effect of outstanding options, warrants, restricted stock and other stock-based compensation awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) attributed to common shareholders per share excludes all anti-dilutive common shares. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because such common shares are not assumed to have been issued if their effect is anti-dilutive, see Note 8.

Recently Adopted Accounting Standards

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815) Accounting for Certain Financial Instruments with Down Round Features. This ASU affects all entities that issue financial instruments (for example, warrants or convertible instruments) that include down round features. This ASU relates to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260. The Company elected to adopt Update ASU 2017-11 during the third quarter of 2018, retrospective to outstanding financial instruments with down round feature by means of cumulative-effect adjustment by increasing beginning additional paid-in capital by $6,194,292 and decreasing accumulated deficit by $516,358 as of April 1, 2018.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

On April 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company early adopted the new guidance using the modified retrospective transition approach and practical expedients to all leases existing at the date of initial application and not restating comparative periods. See Note 11. As of April 1, 2019, the adoption date, the Company has identified three operating lease arrangements. The adoption of ASC 842 resulted in the recognition of operating lease liabilities and right-of-use assets of approximately of $264,570 and $258,605, respectively. The right-of use assets and operating lease liability is as follows as of March 31, 2020:

March 31, 2020

Right of use asset short-term	$66,970
Right of use asset long-term	128,757
$195,727

Operating lease liability short-term	$69,342
Operating lease liability long-term	131,581
$200,923

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued rent. The interest rate implicit in our leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates. The weighted average discount rate and remaining term on lease obligation is approximately 8.3% and 3.0 years. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses. Amortization expense for finance (capital) leases is recognized on a straight-line basis over the lease term and is included in general and administrative expenses and research and development expenses, while interest expense for finance leases is recognized using the effective interest method.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

NOTE 3 FAIR VALUE MEASUREMENT

The Company’s financial instruments primarily include cash, cash equivalents, restricted cash, marketable securities, accounts payable, loan payable and credit facility loan. Due to the short-term nature of cash and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 FAIR VALUE MEASUREMENT

The Company does not have any marketable securities as of March 31, 2020. As of March 31, 2019, the fair value of the Company’s marketable securities was as follows:

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities -
Circassia Pharmaceuticals plc (Note 9)	$5,649,486	-	-	5,649,486
Mutual funds	893,181	-	-	893,181
	$6,542,667	$-	$-	$6,542,667

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2020 and March 31, 2019, respectively:

	March 31, 2020	March 31, 2019

Clinical and medical equipment	$357,795	$357,795
Computer equipment	73,982	42,782
Furniture and fixtures	53,895	41,464
Leasehold improvements	5,336	5,336
	491,008	447,377
Accumulated depreciation and amortization	(279,671)	(202,505)
	$211,337	$244,872

Depreciation and amortization expense for the year ended March 31, 2020 and March 31, 2019 was $77,166 and $64,787 respectively

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 SHAREHOLDER’S EQUITY

Common stock

On August 10, 2018 the Company entered into a Purchase Agreement with Lincoln Park Financial Corporation (“LPC”). The Company may sell and issue LPC and LPC is obligated to purchase up to $20 million in value of shares of common stock from time to time over three years. The Company also entered into a registration rights agreement with LPC whereby the Company filed a registration statement with the SEC and the shares of the Company’s common stock that may be issued to LPC under the terms of the Purchase Agreement. The Company may direct LPC, at its sole discretion, and subject to certain conditions, to purchase up to 10,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase. The amount of a purchase may be increased under certain circumstances provided, however that LPC cannot make any single purchase that exceeds $750,000. The purchase price of shares of common stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement.

From the execution of the Purchase Agreement on August 10, 2018 to March 31, 2019, the Company issued and sold to LPC 297,000 shares of common stock at an average price of $4.53 per shares for net proceeds of $1,344,185. Net proceeds after offering costs for these transactions were $799,185. For the year ended March 31, 2020 the Company issued and sold to LPC 1,420,000 shares of common stock at an average price of $5.45 per shares for net proceeds of $7,745,012. There is $10,910,804 remaining on the Purchase Agreement. This agreement was replaced in May 2020, see Note 14.

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

On December 12, 2019, the Company closed on an underwritten offering and concurrent private placement of 3,152,985 shares of common stock at $3.66 per share for net proceeds of $10,169,343. The underwritten offering shares were registered under the Company’s Form S-3 shelf registration statement. There were 532,786 common stock that were sold in a private placement and subsequently registered under an effective Form S-1 on January 23, 2020. In addition, the Company’s CEO invested $699,999 for 190,437 shares of common stock at $3.66 per share. In addition, certain employees participated in this offering by investing $475,000 and receiving 129,781 shares of common stock at $3.66 per share.

Stock to be Issued to a Vendor

As of March 31, 2020, and March 31, 2019, the Company was obligated to issue 30,000 shares to a vendor for services related to investor relations. For the year ended March 31, 2020 and March 31, 2019, the Company recorded the fair market value of the shares to be issued and recorded stock-based compensation of $96,000 and $144,000, respectively. The fair market value of the liability as of March 31, 2020 and March 31, 2019 was $240,000 and $144,000, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 SHAREHOLDER’S EQUITY (continued)

Issuance of Restricted Shares

On December 26, 2018, and December 31, 2019, the Board of directors approved the issuance of 340,000 and 390,000, shares of restricted stock, respectively, to officers, employees and consultants and the fair value for the restricted stock awards was valued at the closing price of the Company’s stock on the date of grant. Restricted stock vests annually over five years. The fair market value of the restricted shares for stock-based expense is equal to the closing pricing of the Company’s stock at the date of grant. Stock based compensation for the year ended March 31, 2020 and March 31, 2019 was $895,040 and $147,719, respectively.

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2019	340,000	$4.62
Granted	390,000	5.23
Vested (a)	(67,000)	4.62
Forfeited	(16,200)	4.65

Outstanding as of March 31 2020	646,800	$4.99

Stock Option Plan

The Company has an amended and restated Equity Incentive Option Plan (the “2013 Plan”), pursuant to which the Company may award officers, directors, employees, and non-employees with stock options, restricted stock units and restricted shares of the Company’s common stock. The vesting terms of the options issued under the 2013 Plan are generally between two to four years and expire up to ten years after the grant date. On December 26, 2018 and February 13, 2019, the Board of Directors authorized the increase of an additional 600,000 and 1,000,000 under the 2013 Plan, respectively. On March 4, 2020, the shareholders approved 1,000,000 shares of common stock authorized, resulting in a total of 4,100,000 shares eligible for issuance under the 2013 Plan. As of March 31, 2020, there are 191,067 shares available under the 2013 Plan.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 SHAREHOLDER’S EQUITY (continued)

A summary of the Company’s options for the year ended March 31, 2020 and March 31, 2019 is as follows:

	Number Of Options	Weighted Average Exercise Price - Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value

Options outstanding as of April 1, 2018	510,904	$4.32	9.0
Granted	1,919,000	4.54
Exercised	(20,759)	0.42
Forfeited	(33,333)	4.25

Outstanding as of March 31, 2019	2,375,812	$4.48	9.2	$7,952,643
Granted	815,000	5.51		2,027,240
Exercised	(58,662)	3.59		(101,619)
Forfeited	(78,561)	4.03		-
Outstanding as of March 31, 2020	3,053,589	$4.77	8.4	$9,878,264
Exercisable as of March 31, 2020	1,235,674	$4.39	7.8	$6,673,690

As of March 31, 2020, the Company has unrecognized stock-based compensation expense of approximately $4,899,000, related to unvested stock options and is expected to be expensed over the weighted average remaining service period of 2.7 years. The weighted average fair value of options granted during the year ended March 31, 2020 ad March 31, 2019 was approximately $4.03 and $3.11 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumption:

	For the Year Ended March 31, 2020	For the Year Ended March 31, 2019
Risk -free interest rate	0.5% - 3.2%	2.5% - 3.2%
Expected volatility	80.7% - 87.5%	80.7% - 84.5%
Dividend yield	0%	0%
Expected terms (in years)	5-10	5-10

The following summarizes the components of stock-based compensation expense which includes common stock, stock options, warrants and restricted stock in the consolidated statements of operations for the year ended March 31, 2020 and March 31, 2019, respectively

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 SHAREHOLDERS’ EQUITY (continued)

Stock-based Compensation

	Year Ended March 31, 2020	Year Ended March 31, 2019

Research and development	$687,674	$572,918
General and administrative	2,889,975	1,977,403

Total stock-based compensation expense	$3,577,649	$2,550,321

Warrants

A modification of the exercise price to the January 2017 and March 2017 investor warrants from $4.25 per share to $3.66 per share was triggered by the December 2019 equity offering described above. As a result, the Company recognized the incremental value of $522,478, as a deemed dividend using the Black-Scholes pricing model with the following assumptions:

Expected term in years	2.2
Volatility	87%
Dividend yield	0.0%
Risk-free interest rate	1.7%

A summary of the Company’s outstanding warrants as of March 31, 2020 are as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Date Of Expiration
January 2017 offering - investors	1,531,782	$3.66	January 2022	(a)
January 2017 offering - investors	1,531,782	$3.66	February 2022	(a)
March 2017 offering - investors	76,662	$3.66	March 2021	(a)
March 2017 offering - placement agent	7,541	$3.66	March 2021	(a)
March 2018 offering - investors	1,645,437	$4.25	March 2022
Third-party license agreement	208,333	$4.80	January 2024
March 2020 loan (see Note 10)	172,187	$7.26	March 2025
Total	5,173,724

(a)	These warrants have down round protection.

For the year ended March 31, 2020, there were 985,694 warrants exercised for $3,968,944 and 985,694 common stock were issued at an average price per share of $4.03 per share. Warrant holders exercised 156,154 warrants on a cashless basis and the Company issued 73,461 common stock to the warrant holders. For the year ended March 31, 2019, no warrants were exercised.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of March 31, 2020 and March 31, 2019 is as follows:

	March 31, 2020	March 31, 2019
Research and development	$266,510	$324,063
Insurance	471,182	297,945
Professional	156,259	-
Value added tax receivable	124,127	47,889
Other	131,728	118,512
	$1,149,806	$788,409

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses as of March 31, 2020 and March 31, 2019 is as follows:

	As of March 31, 2020	As of March 31, 2019
Vendors – research and development	$484,756	$103,320
Professional fees	476,638	780,127
Income taxes payable	-	154,300
Employee salaries and benefits	71,066	183,271
Other	65,074	62,084
Total	$1,097,534	$1,283,102

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	Year Ended March 31, 2020	Year Ended March 31, 2019

Common stock warrants	5,173,724	6,143,405
Common stock options	3,053,589	2,375,812
Restricted shares	646,800	340,000

Total	8,874,113	8,859,217

NOTE 9 LICENSE AGREEMENT

On January 23, 2019, the Company entered into an agreement for commercial rights (the “License Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for persistent pulmonary hypertension of the newborn (“PPHN”) and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the License Agreement, see Note 13. The Company would have received payments up to $32.55 million in up front and regulatory milestones, of which $31.5 million was associated with the U.S. market. All such payments were payable in cash or ordinary shares of Circassia, at the discretion of Circassia, with payments in cash discounted by approximately 5%. Royalties are payable only in cash.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 LICENSE AGREEMENT (continued)

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

Due to the consideration constraints associated with milestones 3, 4, and 5, only the amounts associated with milestone 1 and 2 have been allocated. During the three months ended March 31, 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to the first two performance obligations. one being the transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $7,116,232 and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was valued at $2,871,063 and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. For the year ended March 31, 2020 and March 31, 2019, $1,390,104 and $607,769, respectively of such revenue associated with this second performance obligation has been recognized. As of March 31, 2020, and March 31, 2019, deferred revenue was $873,190 and $2,263,294, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 FACILITY AGREEMENT LOAN

On March 17, 2020, the Company entered into a facility agreement with certain lenders pursuant to which the lenders shall loan to up to $25,000,000 in five tranches of $5,000,000 per tranche at the option of the Company (“Tranches”), provided however that the Company may only utilize tranches three through five following FDA approval of our LungFit™ PH product. The loan(s) are unsecured with interest at 10% per year which is to be paid quarterly. The loans may be prepaid with certain prepayment penalties. The effective interest rate for this loan is 13.3% per year. Each tranche shall be repaid in installments commencing June 15, 2023 with all amounts outstanding under any tranche due on March 17, 2025. The first tranche was executed on March 17, 2020 and because the funds were held in escrow as of March 31, 2020 they are classified as restricted cash in the consolidated balance sheet. In connection with this utilization of the first tranche, the Company issued, in March 2020, warrants to the lender for the purchase of 172,826 shares of the Company’s common stock at $7.26 per share. The warrants expire in five years. There are additional warrant issuances associated with each tranche. If the second tranche of $ 5 million is utilized by the Company, the warrants that will be issued is up to twenty five percentage of its commitment value divided by the five day the volume weighed average price “(VWAP”) prior to utilization date. For tranches three to five, if any of these tranches are utilized by the Company, the warrants that will be issued is up to ten percentage of its commitment value divided by the five day the VWAP.

As a result, the Company allocated the fair market value at the date of grant of the warrant to stockholders’ equity and debt discount valued at $594,979. The Black-Scholes pricing model was used with the following assumptions:

Expected term in years	5.0
Volatility	87.5%
Dividend yield	0.0%
Risk-free interest rate	0.7%

A summary of the facility agreement loan balance as of March 31, 2020 is as follows:

Face value of loan	$5,000,000
Debt discount	(594,979)
Accretion of interest expense	4,562
Deferred offering costs	(70,518)
Facility agreement loan balance – March 31, 2020	$4,339,065

Maturity of Facility Agreement Loan	March 31, 2020

2021	$-
2022	-
2023	1,500,000
2024	2,750,000
2025	750,000
Total	$5,000,000

NOTE 11 LOAN PAYABLE

As of March 31, 2020, and March 31, 2019, in connection with the Company’s insurance policy, a loan of $374,570 and $292,500, respectively was used to finance part of the premium. For the year ended March 31, 2020 and March 31, 2019, the loan consists of nine payments of $42,366 and ten payment of $29,687 bearing interest at 4.3% and 3.3% per annum, respectively. The outstanding balance as of March 31, 2020 and March 31, 2019 was $335,358 and $263,604, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 INCOME TAXES

The Company’s foreign subsidiary is in Israel and subject to a corporate tax rate as follow: 2019 and 2018 – 23%24%. December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), which reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018. As of March 31, 2010, there is a net operating loss carry forward of approximately $15,726,000 which offset taxable income for an indefinite period of time.

Under Section 382 of the Internal Revenue Code of 1986, as amended, changes in the Company’s ownership may limit the amount of its net operating loss carryforwards that could be utilized annually to offset future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. The Company has not performed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since the Company’s inception, due to the significant costs and complexities associated with such study.

As of March 31, 2020, the Company has approximately $19,400,000 of unused NOL carryforwards for federal tax purposes. Net operating loss carryforwards of approximately $1,375,000, which were generated prior to March 2018 expire through 2037. The net operating loss of approximately $18,025,000 can be carried forward indefinitely. The Company also has state net operating losses in the amount of approximately $20,187,000 expiring during the years 2035 to 2020. Under Section 382 of the Internal Revenue Code of 1986, as amended, changes in the Company’s ownership may limit the amount of its net operating loss carryforwards that could be utilized annually to offset future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. The Company has not performed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since the Company’s inception, due to the significant costs and complexities associated with such study.

The components of net loss income before the provision for income taxes are as follows:

	For the Year Ended March 31, 2020	For the Year Ended March 31, 2019
Domestic	$(16,685,568)	$(4,475,659
Foreign	(3,411,236)	(2,082,791
Total	$(20,096,804)	$(6,558,450

There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by approximately $6,166,000 during the year ended March 31, 2020.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 INCOME TAXES (continued)

	March 31, 2020	March 31, 2019
Net operating loss carry forward	$9,017,000	$4,201,000
Research and development tax credits	524,000	243,000
Other	71,000	120,000
Reserves and allowances - foreign	6,000	6,000
Stock-based compensation	880,000	608,000
Capital loss carry forward	1,571,000	966,000
Research and development - foreign	550,000	550,000
Deferred revenue	241,000	-
Right-of-use asset	(56,000)	-
Lease liability	56,000	-

Net deferred tax	12,860,000	6,694,000
Valuation allowance	(12,860,000)	(6,694,000)
Net deferred tax asset	$-	$-

	March 31, 2020	March 31, 2019
Federal income tax at statutory rate	(21.00)%	(21,00)%
State income tax, net of federal benefit	(7.08)	(6.62)
Permanent items	2.48	0.00
Change in valuation allowance	30.67	36.10
Research and development tax credits	(1.39)	(3.71)
Other	(3.69)	(4.77)
Effective income tax expense rate	0.00%	0.00%

For the year ended March 31, 2020 and 2019 the main reconciling item between the effective tax rate is the recognition of valuation allowances in respect to deferred taxes related to accumulated operating net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

Tax years 2016 through 2020 remain open to examination by federal and state tax jurisdictions. The Company files tax returns in Israel for which tax years 2014 through 2020 remain open.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act made various tax law changes including, among other things, (i) increasing the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest, (ii) enacting a technical correction so that qualified improvement property can be immediately expenses under IRC Section 168(k) and (iii) making modification to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes. The income tax provisions of the CARES Act had limited applicability to the Company as of March 31,2020, and therefore, the enactment of the CARES Act did not have any impact on the Company’s consolidated financial statements as of March 31,2020.

A reconciliation of the of unrecognized tax benefits related to uncertain tax positions for the year ended March 31, 2020 and March 31, 2019 as follows:

	Year ended March 31,2020	Year Ended March 31, 2019

Balance at beginning of period	$154,300	$154,300
Decreases for the current year’s tax position	(154,300)	-

Balance at the end of period	$-	$154,300

The Company recorded a federal tax benefit in the amount of $154,300 related to the reversal of uncertain tax positions due to expiration of statute of limitations.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 COMMITMENTS AND CONTINGENCIES

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

On January 31, 2018 the Company entered into an agreement (“Agreement”) with NitricGen, Inc. (“NitricGen”) acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to LungFit™. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2,000,000 in future payments based upon achieving certain milestones, as defined in the Agreement, and royalties on sales LungFit™. The Company paid NitricGen $100,000 upon the execution agreement, $100,000 upon achieving the next milestone and issued 100,000 options to purchase the Company’s stock valued at $295,000 upon executing the agreement. The remaining future milestone payments are $1,800,000 of which $1,500,000 in due after six months after the first approval of LungFit™ by the Food and Drug Administration or the European Medicine Evaluation Agency.

On September 18, 2019, the Company entered into an agreement with a contract research organization to perform a pilot study for bronchiolitis. As of March 31, 2020, the remaining cash commitment under this agreement is approximately $303,000. The Company recorded $754,000 expense for the year ended March 31, 2020.

Employment Agreements

Certain officer agreements contain a change of control provision for payment of severance arrangements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases

In March 2018, the Company entered into an operating lease for office space in Madison, Wisconsin. The lease commenced in March 2018. The lease agreement expires in April 2021, at which point the Company has the option to renew the lease for one additional five-year term. The renewal period was not included the lease term for purposes of determining the lease liability or right-of-use asset.

In May 2018, the Company entered into an operating lease for office space in Garden City, New York. The lease commenced in July 2018. The lease agreement expires in June 2023, at which point the Company has the option to renew the lease for one additional three-year term. The renewal period was not included the lease term for purposes of determining the lease liability or right-of-use asset.

The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such these lease payments are expensed as incurred.

Other Information For The Year Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid	$81,001
Right-of-use assets obtained in exchange for new operating lease liabilities:	-
Weighted-average remaining lease term — operating leases	3.0 years
Weighted-average discount rate — operating leases	8.3%

Maturity of Lease Liabilities	As of March 31, 2020
Operating Leases
2021	$83,117
2022	64,826
2023	64,693
2024	16,279
Total lease payments	228,915
Less: interest	(27,992)
Present value of lease liabilities	$200,923

Contingencies

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”), filed a complaint in the Supreme Court of the State of New York, relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. The Empery Suit alleges that, as a result of certain circumstances in connection with our February 2018 offering, the 166,672 warrants issued to Empery in January 2017 provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise. Empery seeks monetary damages and declaratory relief under theories of breach of contract or contract reformation predicated on mutual mistake. While the Company  believes that it has  complied with the applicable protective features of the 2017 Warrants and properly adjusted the exercise price, if Empery were to prevail on all claims, the new adjusted total number of warrant shares could be as follows: 319,967 warrant shares for Empery Master, 159,869 warrant shares for Empery I and 252,672 warrant shares for Empery II and the exercise price could be reduced from $3.66 to $1.57 per share. While the Company has several meritorious defenses against the claims, the ultimate resolution of the matter, if unfavorable, could result in a material loss. On March 9, 2020, we filed a motion for summary judgment, which remains pending.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 18, 2019, the Company terminated the License Agreement with Circassia pursuant to which the Company had granted Circassia an exclusive royalty-bearing license to distribute, market and sell the Company’s nitric oxide generator and delivery system in the United States and China. As previously described in Note 9, Circassia had agreed to pay the Company certain milestone and royalty payments, with the remaining milestone and royalty payments payable in cash or ordinary shares of Circassia at Circassia’s option. The Company terminated the Agreement pursuant to section 13.3(b) of the Agreement, which provides for termination by either party upon the other party’s material breach or default. The Company is evaluating other options for the commercialization of its generator and delivery system. In connection the termination of the license with Circassia, we may be subject to a variety of claims. Adverse outcomes in some or all of these claims, if filed, may adversely affect our ability to conduct business and our financial condition and results of operations.

NOTE 14 SUBSEQUENT EVENTS

On April 2, 2020, Beyond Air, Inc. entered into an At-The-Market Equity Offering for $50 million and utilized the Company’s shelf registration statement. The Company may sell shares of our common stock having aggregate sales proceeds of up to $50,000,000 from time to time in this offering. If shares are sold, there is a three 3 percent fee paid to the sales agent.

On May 14, 2020, the Company entered into a $40 million New Purchase Agreement with LPC, that replaced the existing $20 million purchase agreement. The New Purchase Agreement provides for the issuance of up to $40 million of the Company’s common stock which we may sell from time to time in our sole discretion to Lincoln Park over the next 36 months, subject to the conditions and limitations in the New Purchase Agreement.

In addition to the Initial Purchase from time to time on any trading day the Company selects that the closing sale price of our common stock is at least $0.25, we have the right, in our sole discretion, subject to the conditions and limitations in the Purchase Agreement, to direct LPC to purchase up to 80,000 shares of our common stock (each such purchase, a “Regular Purchase”) over the 36-month term of the New Purchase Agreement; provided, however, that such limit may be increased to up to 100,000 shares if the last closing sale price of our common stock is at least $5.00 on the purchase date, may be increased to up to 120,000 shares if the last closing sale price of our common stock is at least $7.50 on the purchase date, and may be increased to up to 140,000 shares if the last closing sale price of our common stock is at least $10.00 on the purchase date (each subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). The purchase price for shares of common stock to be purchased by Lincoln Park will be the equal to lesser of (i) the lowest sale price on the purchase date, as reported by Nasdaq, or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the ten trading days prior to the purchase date. Lincoln Park’s obligation under each Regular Purchase shall not exceed $2,000,000. The amount of the regular purchases can be modified upon the mutual agreement of the Company and LPC.

Beyond Air can also direct LPC to purchase additional amounts as accelerated purchases and additional accelerated purchases, under certain circumstances and provided the last closing sale price of our common stock is at least $1.00 per share, in an amount up to the lesser of (i) three times the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the trading volume on such accelerated purchase date. The purchase price for the additional shares is the lower of:

●	the closing sale price for the common stock on the date of sale; and

●	ninety-five percent (95%) of the volume weighted average price of the common stock on the Nasdaq Capital Market on the date of sale.

There is no upper or lower limit on the price per share that Lincoln Park must pay for our common stock under the New Purchase Agreement.

Other than as described above, there are no trading volume requirements or restrictions under the New Purchase Agreement. We will control the timing and amount of any sales of our common stock to Lincoln Park. We may at any time, in our sole discretion terminate the New Purchase Agreement without fee, penalty or cost, upon one trading day written notice.

