Form 10-Q
period 2020-06-30
Beyond Air, Inc.
filed 2020-08-06
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 3, 2020, there were 17,147,214 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED JUNE 30, 2020

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,808,900	$19,829,275
Restricted cash	636,317	5,635,836
Other current assets and prepaid expenses	1,207,238	1,149,806
Total current assets	25,652,455	26,614,917
Licensed right to use technology	403,244	412,763
Right-of-use lease assets	398,102	195,727
Property and equipment, net	421,214	211,337
TOTAL ASSETS	$26,875,015	$27,434,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,920,337	$2,256,229
Accrued expenses	1,084,604	1,097,534
Deferred revenue	644,029	873,190
Stock to be issued to a vendor	-	240,000
Operating lease liability	79,668	69,342
Loan payable	209,579	335,358
Total current liabilities	3,938,217	4,871,653

Long-term liabilities
Operating lease liability	323,270	131,581
Facility agreement loan, net	4,372,257	4,339,065
Total liabilities	8,633,744	9,342,299
Commitments and contingencies

Shareholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized,16,841,555 and 16,056,360 shares issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	1,684	1,606
Treasury stock	(25,000)	(25,000)
Additional paid-in capital	82,593,467	75,702,915
Accumulated deficit	(64,328,880)	(57,587,076)
Total shareholders’ equity	18,241,271	18,092,445
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,875,015	27,434,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2020	2019

License revenues	$229,161	$627,469

Operating expenses
Research and development	4,331,814	2,323,513
General and administrative	2,494,014	2,182,558

Operating loss	(6,596,667)	(3,878,602)

Other income (loss)
Realized and unrealized loss on marketable equity securities	-	(2,307,319)
Dividend income	14,985	6,410
Foreign exchange gain	1,275	1,724
Interest expense	(163,240)	(3,034)
Other	1,843	-
Total other loss	(145,137)	(2,302,219)

Net loss	$(6,741,804)	$(6,180,821)

Net loss per share – basic and diluted	$(0.40)	$(0.67)

Weighted average number of common shares outstanding – basic and diluted	16,529,392	9,201,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2020

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2020	16,056,360	$1,606	$(25,000)	$75,702,915	$(57,587,076)	$18,092,445
At the market stock issuance of common stock, net	113,712	11	-	899,529	-	899,540
Issuance of common stock upon exercise of warrants	70,538	7		293,104		293,111
Issuance of common stock upon exercise of stock options	2,340	-	-	545	-	545
Issuance of common stock pursuant to a Purchase Agreement, net	568,605	57	-	3,641,623	-	3,641,680
Issuance of common stock to investor relations firm	30,000	3		242,097		242,100
Stock-based compensation				1,813,654		1,813,654
Net loss	-	-	-	-	(6,741,804)	(6,741,804)
Balance as of June 30, 2020	16,841,555	$1,684	$(25,000)	$82,593,467	$(64,328,880)	$18,241,271

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2019

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2019	8,714,815	$871	$(25,000)	$41,693,578	$(37,644,572)	$4,024,877
Issuance of common stock pursuant to a Purchase Agreement, net	250,000	25	-	1,173,785	-	1,173,810
Issuance of common stock upon exercise of options	32,122	3	-	83,854	-	83,857
Issuance of common stock pursuant to a private placement, net of offering cost	1,583,743	159	-	7,839,336	-	7,839,495
Stock-based compensation				919,037		919,037
Net loss	-	-	-	-	(6,180,821)	(6,180,821)
Balance as of June 30, 2019	10,580,680	$1,058	$(25,000)	$51,709,590	$(43,825,393)	$7,860,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(6,741,804)	$(6,180,821)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	33,650	17,902
Amortization of licensed right to use technology	9,519	53,680
Stock-based compensation	1,815,654	941,537
Amortization of debt discount	33,192	-
Amortization of operating lease assets	16,513	15,135
Gain on cancellation of operating lease	(1,843)	-
Realized and unrealized loss on marketable equity securities	-	2,307,319
Changes in:
Other current assets and prepaid expenses	(57,432)	243,258
Accounts payable	(335,893)	388,330
Accrued expenses	(12,830)	(53,089)
Lease payments	(15,030)	(15,693)
Deferred revenue	(229,161)	(627,469
Net cash used in operating activities	(5,485,465)	(2,909,911)

Cash flows from investing activities
Investment in marketable securities	-	(16,459,011)
Proceeds from redemption of marketable securities	-	9,687,121
Purchase of property and equipment	(243,527)	(3,112)
Net cash used in investing activities	(243,527)	(6,775,002)

Cash flows from financing activities
Issuance of common stock in connection with a Purchase Agreement with Lincoln Park, At the Market Offerings, private placement, net, exercise of warrants and stock options	4,834,877	9,097,162
Payment of loan	(125,779)	(116,366)
Net cash provided by financing activities	4,709,098	8,980,796

Decrease in cash, cash equivalents and restricted cash	(1,019,894)	(704,117)
Cash, cash equivalents and restricted cash at beginning of period	25,465,111	1,357,137
Cash, cash equivalents and restricted cash at end of period	$24,445,217	$653,020
Supplemental disclosure of non-investing activities
Right-of-use assets	$236,700	$258,605
Operating lease liability	$236,700	$266,570
Disposition of right-of-use asset	$(17,426)	$258,605
Disposition of operating lease liability	$19,329	$-
Stock issued to investor relations firm	$242,100	-
Supplemental disclosure of cash flow items:
Interest paid	$22,298	$1,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND BUSINESS

Beyond Air, Inc. (“Beyond Air” or the “Company”) was incorporated on April 24, 2015. On June 25, 2019, the Company’s name was changed to Beyond Air, Inc. from AIT Therapeutics, Inc. The Company has the following wholly-owned subsidiaries:

Beyond Air, Ltd. (“BA Ltd.) was incorporated in Israel on May 1, 2011.

Advanced Inhalation Therapies (AIT), a wholly owned subsidiary of Beyond Air, Ltd. was incorporated on August 29, 2014, in Delaware.

Beyond Air Australia Pty Ltd. was incorporated on December 17, 2019 in Australia.

Beyond Air Ireland Limited was incorporated on March 5, 2020 in Ireland.

The Company is a clinical-stage medical device and biopharmaceutical company focused on developing inhaled Nitric Oxide (NO) for the treatment of patients with respiratory conditions, including serious lung infections and pulmonary hypertension, and gaseous NO for the treatment of solid tumors. Since its inception, the Company has devoted substantially all of its efforts to research and development.

The Company is developing a nitric oxide generator and delivery system (the “LungFit™ system”) that is capable of generating NO from ambient air. The LungFit™ can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs. The LungFit™ can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. Our current areas of focus with the LungFit™ are persistent pulmonary hypertension of the newborn (“PPHN”), severe acute respiratory syndrome coronavirus 2 (SARS CoV-2), bronchiolitis (“BRO”) and nontuberculous mycobacteria (“NTM”) lung infection. The Company’s current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our system will be marketed as a medical device initially in the United States.

Liquidity Risks and Uncertainties

The Company has incurred cash used in operating activities of $5.5 million for the three months ended June 30, 2020, and has accumulated losses of $64.3 million. The Company has cash, cash equivalents and restricted cash of $24.4 million as of June 30, 2020. Based on management’s current business plan, the Company estimates it will have enough cash and liquidity sufficient to finance its operating requirements for at least one year from the date of filing these financial statements.

The Company’s future capital needs and the adequacy of its available funds beyond one year will depend on many factors, including, but not necessarily limited to, the actual cost and time necessary for clinical studies and other actions needed to obtain regulatory approval of our medical devices in development as well as the cost to launch our first product for PPHN, assuming approval of our Premarketing Application (“PMA”) which is expected to be filed at the end of September 2020.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

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

The Company’s future liquidity includes access to the following:

a)	On April 2, 2020, Beyond Air, Inc. entered into an At-The-Market Equity Offering for $50 million and utilized the Company’s shelf registration statement, see Note 5.

b)	On March 17, 2020, the Company entered into a $25 million unsecured loan facility agreement (the “Facility Agreement”) with certain lenders. The Company has drawn down the first of five tranches of $5 million and has the ability to drawn down on an additional $5 million tranche at any time prior March 17, 2022 as well as the ability to draw down the remaining $15 million after the FDA approval of the LungFit™ PH product. see Note 11.

c)	On May 14, 2020, the Company entered into a $40 million purchase agreement (“New Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), that replaces the existing $20 million purchase agreement. The New Purchase Agreement provides for the issuance of up to $40 million of the Company’s common stock through May 2023 at the Company’s discretion, The Company utilized the shelf registration statement, see Note 5.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated Balance Sheet as of March 31, 2020 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 The unaudited condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended March 31,2020 which was filed with the United States Securities and Exchange Commission, (“SEC”), on June 23, 2020.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its significant estimates including accruals for expenses under consulting, licensing agreements, and clinical trials, stock-based compensation, warrant fair value, assumptions associated with revenue recognition, and the determination of deferred tax attributes and the valuation allowance thereon.

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

The Company’s products require approval or clearance from the U.S. Food and Drug Administration prior to commencing commercial sales in the United States. There can be no assurance that the Company’s products will receive all of the required approvals or clearances. Approvals or clearances are also required in foreign jurisdictions in which the Company may license or sell its products. If the Company is denied such approvals or clearances or such approvals or clearances are delayed, it may have a material adverse impact on the Company’s results of operations, financial position and liquidity

The development of our product candidates could be further disrupted and adversely affected by the recent outbreak of COVID-19. The spread of SARS CoV-2 from China to other countries has resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020. We have assessed the impact COVID-19 may have on our business plans and our ability to conduct the preclinical studies and clinical trials as well as on our reliance on third-party manufacturing and our supply chain. However, there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are still uncertain and cannot be predicted at this time.

Concentrations

The Company’s license revenue was from two milestone payments from a terminated license see Note 10. The Company is reliant on two vendors for commercial manufacturing of the LungFit™ generator and delivery systems and nitrogen dioxide filters for both clinical studies and commercial supply, if regulatory approval is received.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and marketable securities. The Company maintains its cash and cash equivalents in bank deposit and other interest-bearing accounts in major banks in Israel, Ireland and the U.S., the balances of which, at times, may exceed federally insured limits.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Restricted Cash

As of June 30, 2020, restricted cash includes $619,000 of cash that is designated for a contract manufacturer. This cash is expected be used for material and parts that require a long lead time. Collateral for vehicle leases are invested in bank deposit accounts which is restricted and as of June 30, 2020 was $17,317 and as of March 31, 2020 was $16,836, respectively.

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

The following table is the reconciliation of the presentation and disclosure of financial instruments as shown on the Company’s consolidated statements of cash flows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$23,808,900	$636,193
Restricted cash	636,317	16,827
Cash and cash equivalents and restricted cash	$24,445,217	$653,020

Revenue

The Company recognizes revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company must use judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on an estimated stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied, see, Note 10.

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

Research and Development

Research and development expenses are charged to the statement of operations as incurred. Research and development expenses include salaries, costs incurred by outside laboratories, manufacturer’s, consultants, accredited facilities in connection with clinical trials and preclinical studies and stock based-compensation. Research and development projects that have no alternative uses have been expensed as incurred.

Foreign Exchange Transactions

BA Ltd., Beyond Air Ireland Limited, Beyond Air Australia Pty, Ltd. operations are in Israel, Ireland, and in Australia, respectively. Beyond Air’s operations are in the United States and the Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. dollar. The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to U.S. dollars in accordance with the Accounting Standards Board Codification Topic 830, “Foreign Currency Matters”. The translation adjustment at June 30, 2020 and March 31, 2020 was not material.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Compensation expense for options and warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured, and is recognized over the service period. The expense was previously adjusted to fair value at the end of each reporting period until such awards vested, and the fair value of such instruments, as adjusted, was expensed over the related vesting period. Adjustments to fair value at each reporting date resulted in income or expense, depending upon the estimate of fair value and the amount of expense recorded prior to the adjustment. In June 2018, the FASB issued ASU No. 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The fair value of all non-employee awards became fixed at the start of the fourth quarter of 2019.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the assets as follows:

Computers equipment	Three years
Furniture and fixtures	Seven years
Clinical and medical equipment	Five and Fifteen years or estimated useful life of the asset
Leasehold improvements	Shorter of term of lease or estimated useful life of the asset

Licensed Right to Use Technology

Licensed right to use technology that is considered platform technology is recorded as an intangible asset which resulted from the NitricGen transaction, see Note 11. The intangible asset was valued based upon the fair value of the options issued to NitricGen and the cash paid for this transaction. The license also contains two future milestone additional payments aggregating $1,800,000. The intangible asset is being amortized on a straight-line method over its estimated useful life of thirteen years. The expected amortization expense for the next five years and thereafter is as follows for the year ended March 31:

Remainder of 2021	$28,558
2022	38,077
2023	38,077
2024	38,077
2025	38,077
Thereafter	222,378
Total	$403,244

BEYOND AIR, INC. AND ITS SUBSIDIARIES

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2020, and March 31, 2020, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal, various state, and International income tax returns. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances. Such adjustment is reflected in the tax provision when appropriate. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of operations. Tax years 2016 through 2020 remain open to examination by federal and state tax jurisdictions. The Company files tax returns in Israel for which tax years 2014 through 2020 remain open. In addition, the Company files tax returns in Ireland and Australia and the tax year 2020 remains open.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing the net loss and a deemed dividend from a warrant modification attributable to common stockholders by the weighted average number of common shares outstanding for the period. The dilutive effect of outstanding options, warrants, restricted stock and other stock-based compensation awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) attributed to common shareholders per share excludes all anti-dilutive common shares. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because such common shares are not assumed to have been issued if their effect is anti-dilutive, see Note 9.

New Accounting Standards

There are no recently issued accounting standards that have been adopted in the current period or will be adopted in future periods that have had or are expected to have a material impact on our consolidated financial position or results of operations.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2020 and March 31, 2020, respectively:

	June 30, 2020	March 31, 2020

Clinical and medical equipment	$562,024	$357,795
Computer equipment	91,999	73,982
Furniture and fixtures	62,995	53,895
Leasehold improvements	17,517	5,336
	734,535	491,008
Accumulated depreciation and amortization	(313,321)	(279,671)
	$421,214	$211,337

Depreciation and amortization expense related to fixed assets for the three months ended June 30, 2020 and June 30, 2019 was $33,650 and $17,902.

NOTE 5 SHAREHOLDER’S EQUITY

In August 2018, the Company entered into a Stock Purchase Agreement with LPC for $20 million. The Company may sell and issue LPC and LPC was obligated to purchase up to $20 million in value of shares of common stock from time to time over three years. Under this Purchase Agreement, for the three months ended June 30, 2020 and June 30, 2019, the Company received proceeds of $ 1,958,845 and $1,173,810 from the sale of 243,605 and 250,000 shares of the Company’s stock, respectively. The average price per share sold for the three months ended June 30, 2020 and June 30, 2019 was $8.04 per share and $4.70 per share, respectively. On May 14, 2020, the Company entered into a $40 million New Purchase Agreement with LPC, that replaced the existing $20 million purchase agreement. The New Purchase Agreement provides for the issuance of up to $40 million of the Company’s common stock which we may sell from time to time in our sole discretion to LPC over the next 36 months, provided that the closing price is not below $0.25 per share and conditions and limitations in the New Purchase Agreement. Pursuant to the New Purchase Agreement, the Company received net proceeds of $1,682,835 from the sale of 325,000 share of common stock at $8.58 per share. The Company incurred a 2.5% fee for this transaction. At June 30, 2020, there is $37,211,500 available under this Purchase Agreement. The Company filed a prospectus supplement for this Purchase Agreement.

On April 2, 2020, the Company entered into an At-The-Market Equity Offering (“ATM”) for $50 million utilizing the Company’s shelf registration statement and filed on Form S-3. The Company may sell shares of our common stock having aggregate sales proceeds of up to $50,000,000 from time to time in this offering, subject to the conditions and limitations in the agreement. If shares are sold, there is a three 3 percent fee paid to the sales agent. For the three months ended June 30, 2020, the Company received net proceeds of $899,540 from the sale of 113,712 shares of the Company’s stock. At June 30, 2020, there is $48,985,459, available under this ATM.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDER’S EQUITY (continued)

On June 3, 2019, the Company entered into a Stock Purchase Agreement (“Offering”) with investors for the issuance of 1,583,743 shares of common stock. The Company raised net proceeds was $7,839,495. The Company’s CEO participated in this offering and invested $300,000 and received 58,253 shares of common stock, or $5.15 per share.

On July 2, 2019, the SEC declared effective, the Company’s Form S3 shelf registration statement which allows the Company to sell up to $100 million of equity securities. In addition, certain directors and employees invested $610,000 for an aggregate of 118,254 shares of common stock, representing a purchase price of $5.15 per share. The Company registered these shares in June 2019 on Form S-3 and was declared effective on September 11, 2019.

Stock to be Issued to a Vendor

As of March 31, 2020, the Company was obligated to issue 30,000 shares to a vendor for services related to investor relations. In May 2020, the 30,000 shares were issued and the fair value of the liability amount was transferred to shareholders’ equity. For the three months ended June 30, 2020 and June 30, 2019 the Company recorded the fair market value of the shares to be issued and recorded stock-based compensation of $2,100 and $22,500, respectively. The fair market value of the liability as of June 30, 2020 and March 31, 2020 was $0 and $240,000, respectively.

Issuance of Restricted Shares

On December 26, 2018, and December 31, 2019, the Board of directors approved the issuance of 340,000 and 390,000, shares of restricted stock, respectively, to officers, employees and consultants and the fair value for the restricted stock awards was valued at the closing price of the Company’s stock on the date of grant. Restricted stock vests annually over five years. The fair market value of the restricted shares for stock-based expense is equal to the closing pricing of the Company’s stock at the date of grant. Stock based compensation for the three months ended June 30, 2020 and June 30, 2019 was $393,861 and $151,131, respectively. As of June 30, 2020, there are 646,800 unvested shares with an average grant date fair value of $4.99 per share.

Stock Option Plan

The Company’s amended and restated Equity Incentive Option Plan (the “2013 Plan”), allows for awards to officers, directors, employees, and non-employees of stock options, restricted stock units and restricted shares of the Company’s common stock. The vesting terms of the options issued under the 2013 Plan are generally between two to four years and expire up to ten years after the grant date. The 2013 Plan has 4,100,000 shares eligible for issuance. As of June 30, 2020, there are 69,047 shares available under the 2013 Plan.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDER’S EQUITY (continued)

A summary of the Company’s options for the three months ended June 30, 2020, is as follows:

	Number Of Options	Weighted Average Exercise Price - Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value

Options outstanding as of April 1, 2020	3,053,589	$4.48	8.4	$2,931,535
Granted	122,000	5.76	9.9	219,000
Exercised	(2,340)	0.1		(18,400)
Outstanding as of June 30, 2020	3,173,249	$4.77	8.5	$7,790,295
Exercisable as of June 30, 2020	1,302,374	$4.48	7.8	$6,633,700

As of June 30, 2020, the Company has unrecognized stock-based compensation expense of approximately $3,845,100 related to unvested stock options and is expected to be expensed over the weighted average remaining service period of 2.6 years. The weighted average fair value of options granted was $5.09 per share during the three months ended June 30, 2020. The following were utilized on the date of grant:

	June 30, 2020	June 30, 2019
Risk -free interest rate	0.5-.07%	2.3%
Expected volatility	87.8-92.54%	83.4%
Dividend yield	0%	0%
Expected terms (in years)	5.28 -6.25	6.25

The following summarizes the components of stock-based compensation expense which includes stock options and restricted stock for the three months ended June 30, 2020 and June 30, 2019, respectively

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019

Research and development	$837,449	$149,922
General and administrative	978,205	769,115

Total stock-based compensation expense	$1,815,654	$919,037

Warrants

A summary of the Company’s outstanding warrants as of June 30, 2020 are as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Date Of Expiration
January 2017 offering - investors	1,530,282	$3.66	January 2022	(a)
January 2017 offering - investors	1,530,282	$3.66	February 2022	(a)
March 2017 offering - investors	68,330	$3.66	March 2021	(a)
March 2017 offering - placement agent	7,541	$3.66	March 2021	(a)
March 2018 offering - investors	1,586,231	$4.25	March 2022
Third-party license agreement	208,333	$4.80	January 2024
March 2020 loan (see Note 10)	172,187	$7.26	March 2025
Total	5,103,186

(a)	These warrants have down round protection.

For the three months ended June 30, 2020, there were 70,538 warrants exercised for $293,111 and 70,538 shares of common stock were issued at an average price per share of $4.16 per share. For the year three months ended June 30, 2019, no warrants were exercised.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 OTHER CURRENT ASSETS PREPAID EXPENSES

A summary of current assets and prepaid expenses as of June 30, 2020 and March 31, 2020 is as follows:

	June 30, 2020	March 31, 2020
Research and development	$667,214	$266,510
Insurance	337,574	471,182
Professional	50,000	156,259
Value added tax receivable	79,759	124,127
Other	72,691	131,728
	$1,207,238	$1,149,806

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses as of June 30, 2020 and March 31, 2020 is as follows:

	June 30, 2020	March 31, 2020
Vendors – research and development	$256,578	$484,756
Professional fees	447,673	476,638
Employee salaries and benefits	145,273	71,066
Interest expense	126,928	-
Other	108,152	65,074
Total	$1,084,604	$1,097,534

NOTE 8 LEASES

On April 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company early adopted the new guidance using the modified retrospective transition approach and practical expedients to all leases existing at the date of initial application and not restating comparative periods. In June, the Company entered into a new lease and cancelled a lease, which resulted recognition of operating lease liabilities and right-of-use assets of approximately of $236,700 and $236,900, respectively The cancellation of the lease resulted in a derecognition of operating lease liabilities and right-of-use assets of approximately of $17,600 and $20,500. As a result of the cancellation, the Company recorded a gain of $1,900. The right-of use assets and operating lease liability is as follows as of June 30, 2020 and March 31, 2020.

	June 30, 2020	March 31, 2020

Right- of- use assets	$398,102	$195,727

Operating lease liability short-term	$79,668	$69,342
Operating lease liability long-term	323,270	131,581
	$402,938	$200,923

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued rent. The interest rate implicit in our leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates. At June 30, 2020 and March 31,2020, the weighted average discount rate and remaining term on lease obligation is approximately, 8.3%, 8.3%, 4.7 and 3.0 years respectively at. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses. Amortization expense for finance (capital) leases is recognized on a straight-line basis over lease term and is included in general and administrative expenses and research and development expenses, while interest expense for finance leases is recognized using the effective interest method.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	June 30, 2020	June 30, 2019

Common stock warrants	5,103,186	6,143,405
Common stock options	3,173,249	2,339,215
Restricted shares	646,800	340,000

Total	8,923,235	8,822,620

NOTE 10 LICENSE AGREEMENT

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

This contract was evaluated under ASC 606, which was adopted by the Company during fiscal 2019. Based upon the evaluation, it was determined that the contract consists of five performance obligations with only the following two obligations required prior to the termination of the License Agreement.

●	Performance Obligation 1: non-exclusive transfer of functional intellectual property rights to Circassia, which includes:

○	the consummation of the License Agreement, which included significant pre-agreement negotiation, product specification, and

○	the successful completion of the pre-submission meeting with the FDA. At this meeting the FDA reinforced their assessment of the LungFit™ PH as a medical device and the requirements for approval.

●	Performance Obligation 2: ongoing support associated with the PMA submission and regulatory approval by the FDA. This also includes development activities including manufacturing readiness process ahead of the approval.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 LICENSE AGREEMENT (continued)

In consideration of the rights and licenses granted to Circassia by the Company, five milestones were included. The Company received the first two milestone payments in ordinary shares of Circassia

●	$7.35 million or 12,300,971 ordinary shares of Circassia upon signing (received in quarter four of fiscal year ended March 31, 2019);

●	$3.15 million or 5,271,844 ordinary shares of Circassia payable within five (5) business days following the successful completion of a Food and Drug Administration (the “FDA”) pre-submission meeting (received in quarter four of fiscal year ended March 31, 2019);

During the three months ended March 31, 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to the first two performance obligations. one being the transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $7,116,232 and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was valued at $2,871,063 and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. For the three months ended June 30, 2020 and June 30, 2019, $229,161 and $627,469, respectively of such revenue associated with this second performance obligation has been recognized. As of June 30, 2020, and March 31, 2020, deferred revenue was $644,029 and $873,190, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 11 FACILITY AGREEMENT LOAN

On March 17, 2020, the Company entered into a facility agreement with certain lenders pursuant to which the lenders shall loan to up to $25,000,000 in five tranches of $5,000,000 per tranche at the option of the Company (“Tranches”), provided however that the Company may only utilize tranches three through five following FDA approval of our the LungFit™ PH product. The loan(s) are unsecured with interest at 10% per year which is to be paid quarterly. The loans may be prepaid with certain prepayment penalties. The effective interest rate for this loan is 13.3% per year. Each tranche shall be repaid in installments commencing June 15, 2023 with all amounts outstanding under any tranche due on March 17, 2025. A lender who is over a five percent shareholder, loaned the Company $3,160,000 and interest expense associated with this debt for the three months ended June 30, 2020 was $79,000 (not including amortization of debt discount and deferred offering costs). In connection with the first tranche, the Company issued, in March 2020, warrants to the lenders for the purchase of 172,826 shares of the Company’s common stock at $7.26 per share. The warrants expire in five years. There are additional warrant issuances associated with each tranche. If the second tranche of $ 5 million is utilized by the Company, the warrants that will be issued is up to twenty five percentage of its commitment value divided by the five day the volume weighed average price “(VWAP”) prior to utilization date. For tranches three to five, if any of these tranches are utilized by the Company, the warrants that will be issued is up to ten percentage of its commitment value divided by the five day the VWAP. As a result, the Company allocated the fair market value at the date of grant of the warrant to stockholders’ equity and reflected a debt discount valued at $594,979 using the Black Scholes pricing model.

As a result, the Company allocated the fair market value at the date of grant of the warrant to stockholders’ equity and debt discount valued at $594,979. The Black-Scholes pricing model was used with the following assumptions:

Expected term in years	5.0
Volatility	87.5%
Dividend yield	0.0%
Risk-free interest rate	0.7%

A summary of the facility agreement loan balance as of June 30, 2020 and March 31, 2020 is as follows:

	June 30, 2020	March 31, 2020
Face value of loan	$5,000,000	$5,000,000
Debt discount	(594,979)	(594,979)
Accretion of interest expense	37,754	4,562
Debt offering costs	(70,518)	(70,518)
Facility agreement loan balance – March 31, 2020	$4,372,257	$4,339,065

Maturity of Facility Agreement Loan	June 30, 2020

2021	$-
2022	-
2023	1,500,000
2024	2,750,000
2025	750,000
Total	$5,000,000

NOTE 12 LOAN PAYABLE

As of June 30, 2020, and March 31, 2020, in connection with the Company’s insurance policy, a loan was used to finance part of the premium. The loan is due within the year with monthly payments of $42,366 bearing interest at 4.3%. The outstanding balance as of June 30, 2020 and March 31, 2020 was $209,579 and $335,358, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On January 31, 2018 the Company entered into an agreement (“Agreement”) with NitricGen, Inc. (“NitricGen”) acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit™ The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2,000,000 in future payments based upon achieving certain milestones, as defined in the Agreement, and royalties on sales LungFit™. The Company paid NitricGen $100,000 upon the execution agreement, $100,000 upon achieving the next milestone and issued 100,000 options to purchase the Company’s stock valued at $295,000 upon executing the agreement. The remaining future milestone payments are $1,800,000 of which $1,500,000 in due after six months after the first approval of the LungFit™ by the Food and Drug Administration or the European Medicine Evaluation Agency.

Employment Agreements

Certain officer agreements contain a change of control provision for payment of severance arrangements.

Operating Leases

The Company cancelled a lease in May 2020 for its location in Madison, Wisconsin. In June 2020, the Company entered into a lease for office space and research facility in Madison, Wisconsin. The lease agreement expires in May 2026.

In May 2018, the Company entered into an operating lease for office space in Garden City, New York.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 COMMITMENTS AND CONTINGENCIES (continued)

The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such these lease payments are expensed as incurred.

Other Information For The Three Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid	$19,016
Right-of-use assets obtained in exchange for new operating lease liabilities:	-
Weighted-average remaining lease term — operating leases	4.7 years
Weighted-average discount rate — operating leases	8.3%

Maturity of Lease Liabilities	Three months ended June 30,
Operating Leases
2021(excluding the three months ended June 30, 2020)	$82,076
2022	111,462
2023	114,114
2024	66,689
2025	51,418
Thereafter	61,207
Total lease payments	486,966
Less: interest	(84,028)
Present value of lease liabilities	$402,938

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

NOTE 14 SUBSEQUENT EVENTS

On August 6, 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three year period(s) unless and until the Company provides twelve months’ notice of intent not to renew. In July 2020, the Company placed a non-cancellable purchase order for approximately $1,300,000 with this supplier.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date such statements are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements, except as required by applicable law. Please see Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-K for important factors that could cause actual results to differ materially from those in the forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are an emerging medical device and biopharmaceutical company developing a nitric oxide (“NO”) generator and delivery system (the “LungFit™ system”) that is capable of generating NO from ambient air. The LungFit™ can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs. The LungFit™ can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. We believe that The LungFit™ can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections the LungFit® can potentially address. Our current areas of focus with the LungFit™ are persistent pulmonary hypertension of the newborn (“PPHN”), severe acute respiratory syndrome coronavirus 2 (SARS CoV-2), bronchiolitis (“BRO”) and nontuberculous mycobacteria (“NTM”) lung infection. Our current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our system will be marketed as a medical device in the United States.

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

With respect to PPHN, our novel the LungFit™ is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low-concentration NO). We believe the LungFit™ has many competitive advantages over the current approved NO delivery systems in the U.S., European Union, Japan and other markets. For example, the LungFit™ does not require the use of a high-pressure cylinder, does not require cumbersome purging procedures and places less burden on hospital staff in carrying out safety procedures.

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

We plan to submit for premarket approval or (“PMA”) to the FDA towards the end of the third calendar quarter of 2020 for the use of the LungFit™ in PPHN. We also expect to make certain regulatory filings outside of the U.S. later in 2020. According to the 2019 year-end report from Mallinckrodt Pharmaceuticals, aggregate sales of low concentration NO in the U.S. were in excess of $500 million in 2019. Sales outside of the U.S., where there are multiple market participants, sales were considerably lower than in the U.S. We believe the U.S. sales potential of the LungFit™ in PPHN to be greater than $300 million and worldwide sales potential to be greater than $600 million. If regulatory approval is obtained, we anticipate a product launch in both the U.S. and Israel in 2021 and will continue to launch globally throughout 2021 and beyond.

SARS CoV-2 is a global pandemic with a widespread impact across many countries. We have received an approval from the FDA to run a study in COVID-19 (the disease caused by SARS CoV-2 infections) patients using our the LungFit™ system. We have also received approval from Health Canada to run a similar study to the one approved by the FDA. We look forward to results from both of these studies in the summer/fall of 2020. The fact that our system does not need cylinders allows us to potentially provide a practical solution to this crisis. We have applied for grants related to COVID-19 in the United States and other countries. However, no external funding is required to perform the clinical studies recently approved by FDA and Health Canada.

With respect to bronchiolitis, we initiated in the fourth quarter of 2019 a double blind, controlled trial in infants hospitalized due to bronchiolitis with three arms and 89 subjects randomized 1:1:1 to standard supportive therapy (SST), SST plus 85 ppm NO and SST plus 150 ppm NO. The trial is complete and we recently released top line data. There were no SAE’s related to NO therapy. With respect to efficacy, the 150 ppm arm was statistically significant when compared to both the control arm and the 85 ppm arm on the primary endpoint of fit for discharge from the hospital and the key secondary endpoint of hospital length of stay. The 85 ppm was no different from control on both endpoints. We believe this is an exceptional result given the low number of patients and provides compelling evidence of the value of 150 ppm in achieving the desired efficacy. The pivotal study for bronchiolitis was originally set to be performed in the 2020/21 winter, but due to the SARS CoV-2 pandemic, hospitals will not be considering any new study proposals not related to SARS CoV-2 or COVID-19. We anticipate commencing a pivotal study in the United States in the fourth quarter of 2021 and completing it late in the second quarter of 2022, depending on the pandemic situation. We expect that we will submit a PMA to the FDA about 6 months after trial completion. Regulatory filings outside of the U.S. would begin after our review process is completed in the U.S. as long as no additional trials are required. For this indication, we believe U.S. sales potential to be greater than $500 million and worldwide sales potential to be greater than $1.2 billion.

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

Our NTM program has produced data from four compassionate use subjects and nine patients from a multi-center pilot study completed in 2018. All patients suffered from NTM abscessus infection and had underlying cystic fibrosis. One compassion patient was treated with our nitric oxide generator at the National Heart, Lung and Blood Institute (“NHLBI”). All others were treated with our NO cylinder-based delivery system. All patients were treated with 160 ppm NO at intermittent 30-minute dosing over 21 days, except one patient who was treated over 26 days and another patient who was treated with 250 ppm NO over 28 days. We expected to begin a study by the end of 2020 (delayed about 6 months by the COVID-19 pandemic) where patients would self-administer high concentration NO at home over a period of 12 weeks with the LungFit™ We now anticipate preliminary data for this study will be available during the first half of 2021 and that a full dataset will be available in the second half of 2021. If the trial is successful, we would commence a pivotal study in 2022. For this indication, we believe U.S. sales potential to be greater than $1 billion and worldwide sales potential to be greater than $2.5 billion.

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

The development of our product candidates could be further disrupted and adversely affected by the recent outbreak of COVID-19. The spread of SARS CoV-2 from China to other countries has resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020. We have addressed the impact COVID-19 may have on our business plans and our ability to conduct the preclinical studies and clinical trials as well as on our reliance on third-party manufacturing and our supply chain. However, there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are still uncertain and cannot be predicted at this time. As a consequence of the global pandemic, Beyond Air experienced significant delays in the supply chain for LungFit™ due to the redundancy in parts and suppliers with ventilator manufacturing. Our bronchiolitis program will experience at least a one year delay and our PPHN and NTM programs are estimated to experience a delay of 4-6 months.

Critical Accounting Policies

The accounting policies followed in the preparation of our condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q are consistent in all material respects with those included in Note 2 of our Annual Report on the Form 10-K for the year ended March 31, 2020. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated Balance Sheet as of March 31, 2020 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020. The condensed consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2020 which was filed with the United States Securities and Exchange Commission, (“SEC”), on June 23, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Results of Operations

Below are the results of operations for the three months ended June 30, 2020 and June 30, 2019:

	For the Three Months Ended June 30,
	2020	2019

License revenues	$229,161	$627,469

Operating expenses
Research and development	4,331,814	2,323,513
General and administrative	2,494,014	2,182,558

Operating loss	(6,596,667)	(3,878,602)

Other income (loss)
Realized and unrealized loss on marketable equity securities	-	(2,307,319)
Dividend income	14,985	6,410
Foreign exchange gain	1,275	1,724
Interest expense	(163,240)	(3,034)
Other	1,843	-
Total other loss	(145,137)	(2,302,219)

Net loss	$(6,741,804)	$(6,180,821)

Net loss per share – basic and diluted	$(0.40)	$(0.67)

Weighted average number of common shares outstanding – basic and diluted	16,529,392	9,201,855

Comparison of Three Months Ended June 30, 2020 with the Three Months Ended June 30, 2019

License revenue for the three months ended June 30, 2020 was $229,161 as compared to $627,469 for the three months ended June 30, 2019. On January 23, 2019, the Company entered into an agreement for commercial rights (the “License Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for persistent pulmonary hypertension of the newborn (“PPHN”) and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. During the year ended March 31, 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to the first two performance obligations. one being the transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $7,116,232 and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was valued at $2,871,063 and recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. For the three months ended June 30, 2020, and June 30, 2019, $229,161 and $627,469, respectively of such revenue associated with this second performance obligation has been recognized. As of June 30, 2020, and March 31, 2020, deferred revenue was $644,029 and $1,635,825, respectively. On December 18, 2019, the Company terminated the License Agreement with Circassia pursuant to which the Company had granted Circassia an exclusive royalty-bearing license to distribute, market and sell the Company’s nitric oxide generator and delivery system in the United States and China.

Research and development expenses

Research and development expenses for the three months ended June 30, 2020 was $4,331,813 as compared to $2,323,513 for the three months ended June 30, 2019. The increase of $2,008,300 was primarily attributed to development of the LungFit™ System for PPHN, clinical trial for COVID-19, completion of the Bronchiolitis trial, an increase in salaries and employee benefits and an increase in stock-based compensation expense.

General and administrative expenses

General and administrative expense for the three months ended June 30, 2020, was $2,494,014 as compared to the three months June 30, 2019 of $2,182,558. The increase of $311,456 was primarily attributed to an increase stock-based compensation expense of $209,090.

Other income (loss)

Other loss for the three months ended June 30, 2020 was $145,137 as compared $2,302,219 for the three months ended June 30, 2019. For the three months ended June 30, 2020, the Company incurred interest expense including amortization of debt discount and deferred financing expense of approximately $164,000. Other loss for the three months ended June 30, 2019 was primarily from the realized and unrealized loss of Circassia Pharmaceuticals plc stock of $2,307,319.

Cash Flows

Below is a summary of the Company’s cash flows activities for the three months ended June 30, 2020 and for the three months ended June 30, 2019:

	Three Months Ended
	June 30,
	2020	2019

Net cash provided by (used in):
Operating activities	$(5,485,465)	$(2,909,911)
Investing activities	(243,527)	(6,775,002)
Financing activities	4,709,098	8,980,796
Net decrease in cash, cash equivalents and restricted cash	$(1,019,894)	$(704,117)

Operating Activities

For the three months ended June 30, 2020 the net cash used in operating activities was 5,484,465 which was primarily due to our net loss of $6,741,804 a use of cash for other current assets, accounts payable and accrued expense of $406,234. There was non-cash stock-based compensation expense of $1,815,654 and non-cash decrease for deferred revenue. For the three months ended June 30, 2019 net cash used in operating activities $2,909,991 which was primarily due to the net loss of $6,180,821 and there was a non-cash decrease for deferred revenue of $627,469. Source of cash was from other current assets and accounts payable of $631,588. There were non-cash stock-based compensation expense of $941,537 and realized and unrealized loss on marketable securities of $2,307,319.

Investing Activities

For the three months ended June 30, 2020, net cashed used in investing activities was $243,537 and this was for the purchase of property and equipment. For the three months ended June 30, 2019 net cash used in investing activities was $6,775,002.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2020 was $4,709,098 and was primarily from the net proceeds for the issuance of common stock issued related to the Purchase Agreement with LPC, net proceeds the issuance of common stock in connection with At the Market offering, and proceeds from the issuance of common stock from warrant exercises. Net cash provided by financing activities for the three months ended June 30, 2019 was $8,980,796 and was primarily from the net proceeds of a private placement of $7,839,495, and the issuance and sale of $1,173,810 of common stock to LPC.

Liquidity and Capital Resources

Overview

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products until regulatory approval is received for our product candidates. Since the time the Company became public through June 30, 2020, we have funded our operations principally through the issuance of equity securities and debt. As shown in the accompanying financial statements, the Company has an operating cash flow decrease of $5.5 million for the three months ended June 30, 2020 and have accumulated losses of $64.2 million since inception through June 30, 2020. The Company has cash, cash equivalent and restricted cash of $24.4 million as of June 30, 2020.

On March 17, 2020, the Company entered into a facility agreement (the “Facility Agreement”) with certain lenders pursuant to which the lenders shall loan to up to $25,000,000 in five tranches of $5,000,000 per tranche at the option of the Company (“Tranches”), provided however that the Company may only utilize tranches three through five following FDA approval of the LungFit™ PH product. The loan(s) are unsecured with an interest rate of 10% per annum which is paid quarterly, and may be prepaid with certain prepayment penalties. The effective interest rate for this loan is 13.3% per year. Each tranche shall be repaid in installments commencing June 15, 2023 with all remaining amounts outstanding under any tranche due on March 17, 2025.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2020, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 to our unaudited condensed consolidated financial statements.

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

BEYOND AIR, INC.

/s/ Steven Lisi
Date: August 6, 2020	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Beck
Date: August 6, 2020	Douglas Beck
Chief Financial Officer
(Principal Financial and Accounting Officer)

