Form 10-Q
period 2020-09-30
Beyond Air, Inc.
filed 2020-11-12
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2020, there were 17,343,761 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,716,778	$19,829,275
Restricted cash	636,444	5,635,836
Other current assets and prepaid expenses	438,910	1,149,806
Total current assets	22,792,132	26,614,917
Licensed right to use technology	393,725	412,763
Right-of-use lease assets	378,188	195,727
Property and equipment, net	868,868	211,337
Other assets	38,880	-
TOTAL ASSETS	$24,471,793	$27,434,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,825,767	$2,256,229
Accrued expenses	1,347,505	1,097,534
Deferred revenue	294,422	873,190
Stock to be issued to a vendor	-	240,000
Operating lease liability	82,003	69,342
Loan payable	84,280	335,358
Total current liabilities	3,633,977	4,871,653

Long-term liabilities
Operating lease liability	301,664	131,581
Facility agreement loan, net	4,405,815	4,339,065
Total liabilities	8,341,456	9,342,299
Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value per share: 100,000,000 shares authorized, 17,152,414 and 16,056,360 shares issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	1,715	1,606
Treasury stock	(25,000)	(25,000)
Additional paid-in capital	85,614,292	75,702,915
Accumulated deficit	(69,460,670)	(57,587,076)
Total shareholders’ equity	16,130,337	18,092,445
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,471,793	27,434,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Month Ended
	September 30,		September 30,
	2020	2019	2020	2019

License revenues	$349,607	$645,602	$578,768	$1,273,071

Operating expenses:

Research and development	3,147,276	2,849,990	7,479,090	5,173,503
General and administrative	2,169,011	2,064,872	4,663,025	4,247,430
Operating expenses	5,316,287	4,914,862	12,142,115	9,420,933

Operating loss	(4,966,680)	(4,269,260)	(11,563,347)	(8,147,862)

Other income (loss)
Realized and unrealized gain (loss) from marketable securities	-	142,806	-	(2,164,513)
Dividend and interest income	878	30,691	15,863	34,067
Interest expense	(159,034)	-	(322,274)	-
Foreign exchange loss	(6,954)	(1,977)	(5,679)	(253)
Other income	-	-	1,843	-
Total other income (loss)	(165,110)	171,520	(310,247)	(2,130,699)

Net loss	$(5,131,790)	$(4,097,740)	$(11,873,594)	$(10,278,561)

Net basic and diluted loss per share	$(0.30)	$(0.38)	$(0.71)	$(1.03)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	17,120,801	10,699,370	16,826,712	9,935,444

The accompanying notes are an integral part of these condensed consolidated financial statements

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2020	16,056,360	$1,606	$(25,000)	$75,702,915	$(57,587,076)	$18,092,445
At the market stock issuance of common stock, net	113,712	11	-	899,529	-	899,540
Issuance of common stock upon exercise of warrants	70,538	7		293,104		293,111
Issuance of common stock upon exercise of stock options	2,340	-	-	545	-	545
Issuance of common stock pursuant to a Purchase Agreement, net	568,605	57	-	3,641,623	-	3,641,680
Stock-based compensation				1,813,654		1,813,654
Issuance of common stock to investor relations firm	30,000	3	-	242,097	-	242,100
Net loss	-	-	-	-	(6,741,804)	(6,741,804)
Balance as of June 30, 2020	16,841,555	$1,684	$(25,000)	$82,593,467	$(64,328,880)	$18,241,271

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July 1, 2020	16,841,555	$1,684	$(25,000)	$82,593,467	$(64,328,880)	$18,241,271
At the market stock issuance of common stock, net	227,527	23	-	1,536,224	-	1,536,247
Issuance of common stock upon exercise of warrants	83,332	8	-	304,987	-	304,995
Stock-based compensation				1,179,614		1,179,614
Net loss	-	-	-	-	(5,131,790)	(5,131,790)
Balance as of September 30, 2020	17,152,414	$1,715	$(25,000)	$85,614,292	$(69,460,670)	$16,130,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2019	8,714,815	$871	$(25,000)	$41,693,578	$(37,644,572)	$4,024,877
At the market stock issuance of common stock, net	250,000	25	-	1,173,785	-	1,173,810
Issuance of common stock upon exercise of options	32,122	3	-	83,854	-	83,857
Issuance of common stock pursuant to a private placement, net of offering cost	1,583,743	159	-	7,839,336	-	7,839,495
Stock-based compensation				919,037		919,037
Net loss	-	-	-	-	(6,180,821)	(6,180,821)
Balance as of June 30, 2019	10,580,680	$1,058	$(25,000)	$51,709,590	$(43,825,393)	$7,860,255

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July 1, 2019	10,580,680	$1,058	$(25,000)	$51,709,590	$(43,825,393)	$7,860,255
Issuance of common stock pursuant to a Purchase Agreement, net	160,000	16	-	808,168	-	808,184
Issuance of common stock upon exercise of options	6,100	1	-	25,924	-	25,925
Stock-based compensation				922,997		922,997
Net loss	-	-	-	-	(4,097,740)	(4,097,740)
Balance as of September 30, 2019	10,746,780	$1,075	$(25,000)	$53,466,679	$(47,923,133)	$5,519,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended September 30,
	2020	2019

Cash flows from operating activities
Net loss	$(11,873,594)	$(10,278,561)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	73,608	33,819
Amortization of licensed right to use technology	19,038	63,199
Stock-based compensation	2,995,368	1,836,034
Deferred revenue	(578,768)	(1,273,071)
Amortization of debt discount and accretion of debt issuance costs	66,750	-
Amortization of operating lease assets	36,427	30,578
Gain on cancellation of operating lease	(1,843)	-
Realized and unrealized loss on marketable equity securities	-	2,164,513
Foreign currency adjustments	5,679	-
Changes in:
Other current assets and prepaid expenses	672,014	374,374
Accounts payable	(436,141)	939,651
Accrued expenses	249,971	500,610
Lease payments	(34,301)	(24,508)
Net cash used in operating activities	(8,805,792)	(5,633,362)

Cash flows from investing activities
Investment in marketable equity securities	-	(11,856,706)
Proceeds from redemption of marketable securities	-	8,749,041
Purchase of property and equipment	(731,138)	(17,736)
Net cash used in investing activities	(731,138)	(3,125,401)

Cash flows from financing activities
Issuance of common stock in connection with a Purchase Agreement with Lincoln Park, At the Market Offerings, private placement, net, exercise of warrants and stock options	6,676,119	9,931,271
Payment of loan	(251,078)	(175,022)
Net cash provided by financing activities	6,425,041	9,756,249

(Decrease) increase in cash, cash equivalents and restricted cash	(3,111,889)	997,486
Cash, cash equivalents and restricted cash at beginning of period	25,465,111	1,357,137
Cash, cash equivalents and restricted cash at end of period	$22,353,222	$2,354,623
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets	$236,700	$258,605
Operating lease liability	$236,700	$266,570
Disposition of right-of-use asset	$(17,486)	$-
Disposition of operating lease liability	$19,329	$-
Stock issued to investor relations firm	$242,100	-
Supplemental disclosure of cash flow items:
Interest paid	$80,853	$3,082

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

Beyond Air, Ltd. (“BA Ltd.), incorporated in Israel on May 1, 2011.

Advanced Inhalation Therapies (AIT), a wholly owned subsidiary of Beyond Air, Ltd., incorporated on August 29, 2014, in Delaware.

Beyond Air Australia Pty Ltd., incorporated on December 17, 2019 in Australia.

Beyond Air Ireland Limited, incorporated on March 5, 2020 in Ireland.

The Company is a clinical-stage medical device and biopharmaceutical company focused on developing inhaled Nitric Oxide (NO) for the treatment of patients with respiratory conditions, including serious lung infections and pulmonary hypertension, and gaseous NO (gNO) for the treatment of solid tumors. Since its inception, the Company has devoted substantially all of its efforts to research and development.

The Company is developing a nitric oxide generator and delivery system (the “LungFit™ system”) that is capable of generating NO from ambient air. The LungFit™ can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. The LungFit™ can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. Our current areas of focus with the LungFit™ are persistent pulmonary hypertension of the newborn (“PPHN”), severe acute respiratory syndrome coronavirus 2 (“SARS CoV-2”)/acute viral pneumonia (AVP), bronchiolitis (“BRO”) and nontuberculous mycobacteria (“NTM”) lung infection. The Company’s product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA, as well as similar regulatory agencies in other countries or regions. The Premarketing Application (“PMA”) for the LungFit™ system addressing PPHN was filed with the FDA on November 10, 2020. If approved, our system will be marketed as a medical device initially in the United States.

Liquidity Risks and Uncertainties

The Company has incurred cash used in operating activities of $8.8 million for the six months ended September 30, 2020 and has accumulated losses of $69.5 million. The Company has cash, cash equivalents and restricted cash of $22.4 million as of September 30, 2020. Based on management’s current business plan, the Company estimates its current cash and equivalents are sufficient to finance its operations for at least one year from the date of filing these financial statements.

The Company’s future capital needs and the adequacy of its available funds beyond one year will depend on many factors, including, but not necessarily limited to, the cost and time necessary for the development, clinical studies and regulatory approval of our other medical device, indications as well as the commercial success of our first product for PPHN, assuming PMA approval.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND BUSINESS (continued)

The Company expects to raise additional funds through sale of equity or debt securities or through strategic collaboration and/or licensing agreements, in order to fund operations and clinical trials until we are able to generate enough product or royalty revenues, if any. Such financing or collaborations may not be available on acceptable terms, or at all, which could have a material adverse effect on our growth plans, our results of operations and our financial condition.

However, the Company’s future liquidity includes access to the following:

a)	On April 2, 2020, Beyond Air, Inc. entered into an At The Market Equity Offering (“ATM”) for $50 million, see Note 5.

b)	On March 17, 2020, the Company entered into a $25 million unsecured loan facility agreement (the “Facility Agreement”) with certain lenders. The Company has drawn down the first of five tranches of $5 million and has the ability to drawn down on an additional $5 million tranche at any time prior March 17, 2022 as well as the ability to draw down the remaining $15 million after the FDA approval of the LungFit™ PH product, see Note 11.

c)	On May 14, 2020, the Company entered into a $40 million stock purchase agreement (“New Stock Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), that replaced the former $20 million purchase agreement. The New Stock Purchase Agreement provides for issuances through May 2023 at the Company’s discretion, see Note 5.

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

The development of our product candidates could be further disrupted and adversely affected by COVID-19. The spread of SARS CoV-2 from China to other countries has resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020. We have assessed the impact COVID-19 may have on our business plans and our ability to conduct the preclinical studies and clinical trials as well as on our reliance on third-party manufacturing and our supply chain. However, there can be no assurance that this analysis will enable us to avoid part or all of any impact from COVID-19 or its consequences. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are still uncertain and cannot be predicted at this time.

Concentrations

The Company’s license revenue was from milestone payments from a terminated license, see Note 10. The Company is reliant on two vendors for commercial manufacturing of the LungFit™ generator and delivery systems and nitrogen dioxide filters for both clinical studies and commercial supply if regulatory approval is received.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit and other interest-bearing accounts in major banks in Israel, Ireland and the U.S., the balances of which, at times, may exceed federally insured limits.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

As of September 30, 2020 and March 31, 2020, restricted cash includes $619,000 of cash that is designated for a contract manufacturer. This cash is expected be used for material and parts that require a long lead time.

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition.

The following table is the reconciliation of the presentation and disclosure of financial instruments as shown on the Company’s consolidated statements of cash flows:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$21,716,778	$1,895,389
Restricted cash	636,444	459,234
Cash and cash equivalents and restricted cash	$22,353,222	$2,354,623

Revenue Recognition

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company uses judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on an estimated stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied, see, Note 10.

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

Research and Development

Research and development expenses are charged to the statement of operations as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, consultants, accredited facilities in connection with clinical trials and preclinical studies. Research and development projects that have no alternative uses have been expensed as incurred.

Foreign Exchange Transactions

The Company’s subsidiaries have operations in Israel, Ireland, and in Australia. Beyond Air’s operations are in the United States and the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. dollar. The Company translated its non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations as of September 30, 2020 were not material. Gains or losses from foreign currency transactions are included in other income (loss) apart of the statement of operations. foreign currency exchange gains/(losses).

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of the Company’s stock on the date of grant. The grant date fair value is recognized over the period during which an employee and non-employee is required to provide service in exchange for the award - the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. Due to the Company’s limited trading history, the Company utilizes an implied volatility based on an aggregate of guideline companies. In 2020, the Company began to incorporate and weight its historical volatility with the peer group in order to obtain expected volatility. The peer companies selected have similar characteristics, including industry and market capitalization. The Company routinely reviews its calculation of volatility based on, the Company’s life cycle, its peer group, and other factors. The Company uses the simplified method to estimate the expected term.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful life of the assets as follows:

Computers equipment	Three years
Furniture and fixtures	Seven years
Clinical and medical equipment	Five or Fifteen years
Leasehold improvements	Shorter of term of lease or estimated useful life of the asset

Licensed Right to Use Technology

Licensed right to use technology that is considered platform technology with alternative future uses is recorded as an intangible asset and is being amortized on a straight-line method over its estimated useful life, determined to be thirteen years. See Note 13.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Long Lived Assets

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2020, and March 31, 2020, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

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

Net Income (Loss) Per Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. The dilutive effect of outstanding options, warrants, restricted stock and other stock-based compensation awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) attributed to common shareholders per share excludes all anti-dilutive common shares. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because such common shares are not assumed to have been issued if their effect is anti-dilutive, see Note 9.

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

In August 2020, the FASB issued Accounting Standard Updates “ASU” ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for the Company on December 1, 2022, Early adoption is permitted, but no earlier than December 1, 2021. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

NOTE 3 FAIR VALUE MEASUREMENT

The Company’s financial instruments primarily include cash, cash equivalents, restricted cash, accounts payable, loan payable and credit facility loan. Due to the short-term nature of cash and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2020 and March 31, 2020, respectively:

	September 30, 2020	March 31, 2020

Clinical and medical equipment	$989,716	$357,795
Computer equipment	122,670	73,982
Furniture and fixtures	87,921	53,895
Leasehold improvements	21,840	5,336
	1,222,147	491,008
Accumulated depreciation and amortization	(353,279)	(279,671)
	$868,868	$211,337

Depreciation and amortization expense related to fixed assets for the three months ended September 30, 2020 and September 30, 2019 was $39,958 and $15,917, respectively. Depreciation and amortization expense related to fixed assets for the six months ended September 30, 2020 and September 30, 2019 was $73,608 and $33,819, respectively.

NOTE 5 SHAREHOLDERS’ EQUITY

On May 14, 2020, the Company entered into a $40 million New Stock Purchase Agreement with LPC, that replaced the former $20 million purchase agreement. Under the former purchase agreement, for the three months ended June 30, 2020, the Company received net proceeds of $1,958,845 from the sale of 243,605 shares of common stock. The New Stock Purchase Agreement provides for the issuance of up to $40 million of the Company’s common stock which the Company may sell from time to time in its sole discretion to LPC over 36 months, provided that the closing price is not below $0.25 per share and subject to conditions and limitations in the New Stock Purchase Agreement. Pursuant to the New Stock Purchase Agreement, the Company received net proceeds of $1,682,835 from the sale of 325,000 shares of common stock. Under these agreements, for the six months ended September 30, 2020, the Company received net proceeds of $3,641,680 from the sale of 568,605 shares of common stock. As of September 30, 2020, there is a balance of $37,211,500 available.

On April 2, 2020, the Company entered into an ATM for $50 million utilizing the Company’s shelf registration statement and filed on Form S-3. The Company may sell shares of our common stock having aggregate sales proceeds of up to $50,000,000 from time to time, subject to the conditions and limitations in the agreement. If shares are sold, there is a three percent fee paid to the sales agent. For the three and six months ended September 30, 2020, the Company received net proceeds of $1,536,247 and $2,435,787 from the sale of 227,527 and 341,239 shares of the Company’s stock, respectively. As of September 30, 2020, there is a balance of $47,434,213 available under the ATM.

On June 3, 2019, the Company entered into a Stock Purchase Agreement with investors for the issuance of 1,583,743 shares of common stock. The Company raised net proceeds was $7,839,495. The Company’s CEO participated in this offering and invested $300,000 and received 58,253 shares of common stock, or $5.15 per share. In addition, certain directors and employees invested $610,000 for an aggregate of 118,254 shares of common stock, at a purchase price of $5.15 per share.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDERS’ EQUITY (continued)

Stock to be Issued to a Vendor

As of March 31, 2020, the Company was obligated to issue 30,000 shares to a vendor for services related to investor relations. The fair value of the liability as of March 31, 2020 was $240,000. In May 2020, 30,000 shares were issued at the fair value of $242,100. Such amount was transferred to shareholders’ equity.

Issuance of Restricted Shares

Restricted stock was issued to officers, employees and consultants. The fair value for the restricted stock awards was valued at the closing price of the Company’s stock on the date of grant. Restricted stock vests annually over five years.

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2020	646,800	$4.99
Granted	62,000	5.81
Unvested as of September 30, 2020	708,800	$5.06

Stock-based compensation expense related to restricted stock awards was $377,315 and $219,269 for the three months ended September 30, 2020 and September 30, 2019, respectively. Stock-based compensation expense related to restricted stock awards was $771,176 and $348,279 for the six months ended September 30, 2020 and September 30, 2019, respectively.

Stock Option Plan

The Company’s amended and restated Equity Incentive Option Plan (the “2013 Plan”), allows for awards to officers, directors, employees, and non-employees of stock options, restricted stock units and restricted shares of the Company’s common stock. The vesting terms of the options issued under the 2013 Plan are generally between two to four years and expire up to ten years after the grant date. The 2013 Plan has 4,100,000 shares authorized for issuance. As of September 30, 2020, there are 7,059 shares available under the 2013 Plan.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDERS’ EQUITY (continued)

A summary of the change in options for the six months ended September 30, 2020, is as follows:

	Number Of Options	Weighted Average Exercise Price - Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value

Options outstanding as of April 1, 2020	3,053,589	$4.77	8.4	$9,878,264
Granted	142,000	5.55	9.6	13,000
Exercised	(2,340)	0.1	-	(18,386)
Outstanding as of September 30, 2020	3,193,249	$4.80	8.3	$1,585,844
Exercisable as of September 30, 2020	1,311,874	$4.44	7.5	$1,004,432

As of September 30, 2020, the Company has unrecognized stock-based compensation expense of approximately $3,407,300 related to unvested stock options and is expected to be expensed over the weighted average remaining service period of 1.5 years. For the six months ended September 30, 2020 and September 30, 2019, the weighted average fair value of options granted was $5.13 and $3.49 per share. The following was utilized to calculate the fair value of options on the date of grant:

	September 30, 2020	September 30, 2019
Risk -free interest rate	0.5-.07%	1.4 -2.3%
Expected volatility	87.8-92.54%	82.3 -83.4%
Dividend yield	0%	0%
Expected terms (in years)	5.18 -6.25	6.25

The following summarizes the components of stock-based compensation expense which includes stock options and restricted stock for the three and six months ended September 30, 2020 and September 30, 2019, respectively

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Research and development	$451,500	$183,766	$1,288,949	$333,688
General and administrative	728,114	739,231	1,706,319	1,508,346

Total stock-based compensation expense	$1,179,614	$922,997	$2,995,268	$1,842,034

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDERS’ EQUITY (continued)

Warrants

A summary of the Company’s outstanding warrants as of September 30, 2020 are as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Date of Expiration
January 2017 offering - investors	2,977,232	$3.66	January 2022 (a)
March 2017 offering - investors	68,330	$3.66	March 2022 (a)
March 2017 offering - placement agent	7,541	$3.66	March 2022 (a)
March 2018 offering - investors	1,586,231	$4.25	March 2021
Third-party license agreement	208,333	$4.80	January 2024
March 2020 loan (see Note 11)	172,187	$7.26	March 2025
Total	5,019,854

(a)	These warrants have down round protection.

For the three and six months ended September 30, 2020, there were 83,332 and 153,870 warrants exercised for $304,995 and $598,106, respectively. There were 83,332 and 153,870 shares of common stock issued for the three and six months ended September 30, 2020, respectively. For the six months ended September 30, 2019, no warrants were exercised.

NOTE 6 OTHER CURRENT ASSETS PREPAID EXPENSES

A summary of current assets and prepaid expenses as of September 30, 2020 and March 31, 2020 is as follows:

	September 30, 2020	March 31, 2020
Research and development	$109,622	$266,510
Insurance	205,832	471,182
Professional	25,000	156,259
Value added tax receivable	46,729	124,127
Other	51,727	131,728
	$438,910	$1,149,806

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses as of September 30, 2020 and March 31, 2020 is as follows:

	September 30, 2020	March 31, 2020
Vendors – research and development	$404,596	$484,756
Professional fees	315,879	476,638
Employee salaries and benefits	273,864	71,066
Interest expense	193,298	-
Other	159,868	65,074
Total	$1,347,505	$1,097,534

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 LEASES

On April 1, 2019, the Company early adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In June 2020, the Company entered into a new lease and cancelled a lease, which resulted in the recognition of operating lease liabilities and right-of-use assets of approximately of $236,700 and $236,900, respectively. The cancellation of the lease resulted in a derecognition of operating lease liabilities and right-of-use assets of $19,329 and $17,486, respectively. As a result of the cancellation, the Company recorded a gain of $1,843. The right-of use assets and operating lease liability is as follows as of September 30, 2020 and March 31, 2020.

	September 30, 2020	March 31, 2020

Right-of-use assets	$378,188	$195,727

Operating lease liability short-term	$82,003	$69,342
Operating lease liability long-term	301,664	131,581
	$383,667	$200,923

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued rent. The interest rate implicit in our leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. As of September 30, 2020, and March 31,2020, the weighted average discount rate and remaining term on lease obligation is approximately 8.3%, 8.3%, 4.5 and 3.0 years, respectively. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses.

NOTE 9 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	September 30, 2020	September 30, 2019

Common stock warrants	5,019,854	6,143,405
Common stock options	3,193,249	2,353,115
Restricted shares	708,800	335,000

Total	8,921,903	8,831,520

NOTE 10 LICENSE AGREEMENT

On January 23, 2019, the Company entered into an agreement for commercial rights (the “License Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for persistent pulmonary hypertension of the newborn (“PPHN”) and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the License Agreement, see Note 13. The Company would have received payments up to $32.55 million in up front and regulatory milestones, payable in cash or ordinary shares of Circassia, at the discretion of Circassia, with payments in cash discounted by approximately 5%.

This contract was evaluated under Accounting Standards Codification (“ASC”) 606 and it was determined that the contract consisted of five performance obligations with only the following two obligations required prior to the termination of the License Agreement.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 LICENSE AGREEMENT (continued)

●	Performance Obligation 1: non-exclusive transfer of functional intellectual property rights to Circassia, which includes:

○	the consummation of the License Agreement, which included significant pre-agreement negotiation, product specification, and

○	the successful completion of the pre-submission meeting with the FDA. At this meeting, the FDA reinforced their assessment of the LungFit™ PH as a medical device and the requirements for approval.

●	Performance Obligation 2: ongoing support associated with the PMA submission and regulatory approval by the FDA. This also includes development activities including manufacturing readiness process ahead of the approval.

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

During the three months ended March 31, 2019, the Company met the first two milestones under the license agreement and received 17,572,815 ordinary shares valued at $9,987,295. This consideration was allocated to the first two performance obligations; one being the transfer of the intellectual property to Circassia, which was recognized at a point in time and was valued at $7,116,232 and the other being the ongoing support associated with the PMA submission and regulatory approval by the FDA, which was valued at $2,871,063 and was recorded as deferred revenue. This is being recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. License revenue of $349,607 and $645,602 associated with this second performance obligation has been recognized for the three months ended September 30, 2020 and September 30, 2019, respectively. License revenue of $579,768 and $1,273,071 associated with this second performance obligation has been recognized for the six months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, and March 31, 2020, deferred revenue was $294,422 and $873,190, respectively.

NOTE 11 FACILITY AGREEMENT LOAN

On March 17, 2020, the Company entered into a facility agreement with certain lenders for up to $25,000,000 in five tranches of $5,000,000 per tranche. Such tranches are at the option of the Company, provided however that the Company may only utilize tranches three through five following FDA approval of our the LungFit™ PH product. The loan(s) are unsecured with interest at 10% per year which is to be paid quarterly. The loans may be prepaid with certain prepayment penalties. The effective interest rate for this loan is 13.3% per year. Each tranche shall be repaid in installments commencing June 15, 2023 with all amounts outstanding under any tranche due on March 17, 2025. The Company received proceeds from the first tranche in fiscal year 2020. A lender who is over a five percent shareholder, loaned the Company $3,160,000 of the first tranche and, as such, related party interest expense for the three and six months ended September 30, 2020 approximated $79,000 and $158,000 (not including amortization of debt discount and deferred offering costs), respectively.

In connection with the first tranche, the Company issued, in March 2020, warrants to the lenders for the purchase of 172,826 shares of the Company’s common stock at $7.26 per share. The warrants expire in five years. There are additional warrant issuances associated with each tranche. If the second tranche of $5 million is utilized by the Company, the warrants that will be issued is up to twenty five percent of its commitment value divided by the five day volume weighed average price “(VWAP”) prior to utilization date. For tranches three to five, if any of these tranches are utilized by the Company, the warrants that will be issued is up to ten percent of its commitment value divided by the five day VWAP. As a result, the Company allocated the fair market value at the date of grant of the warrants to stockholders’ equity and reflected a debt discount valued at $594,979 using the Black Scholes pricing model.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

NOTE 11 FACILITY AGREEMENT LOAN (continued)

The Black-Scholes pricing model used the following assumptions:

Expected term in years	5.0
Volatility	87.5%
Dividend yield	0.0%
Risk-free interest rate	0.7%

A summary of the facility agreement loan balance as of September 30, 2020 and March 31, 2020 is as follows:

	September 30, 2020	March 31, 2020
Face value of loan	$5,000,000	$5,000,000
Debt discount	(594,979)	(594,979)
Accretion of interest expense	71,312	4,562
Debt offering costs	(70,518)	(70,518)
Facility agreement loan balance	$4,405,815	$4,339,065

Maturity of Facility Agreement Loan	September 30, 2020

2021	$-
2022	-
2023	1,500,000
2024	2,750,000
2025	750,000
Total	$5,000,000

NOTE 12 LOAN PAYABLE

As of September 30, 2020, and March 31, 2020, in connection with the Company’s insurance policy, a loan was used to finance part of the premium. The loan is due within the year with monthly payments of $42,366 bearing interest at 4.3%. The outstanding balance as of September 30, 2020 and March 31, 2020 was $84,280 and $335,358, respectively.

NOTE 13 COMMITMENTS AND CONTINGENCIES

License Agreements

On October 22, 2013, the Company entered into a patent license agreement with CareFusion, pursuant to which it agreed to pay to the third party a non-refundable upfront fee of $150,000 and is obligated to pay 5% royalties of any licensed product net sales, but at least $50,000 per annum through the term of the agreement and the advance is credited against future royalties payments. As of September 30, 2020, the Company did not pay any royalties since the Company did not have any revenues from the technology associated with this license. The term of the agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that we do not meet certain milestones.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 COMMITMENTS AND CONTINGENCIES (continued)

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

On January 31, 2018 the Company entered into an agreement (“Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit™. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2,000,000 in future payments based upon achieving certain milestones, as defined in the Agreement, and royalties on sales of LungFit™. The Company paid NitricGen $100,000 upon the execution of the Agreement, $100,000 upon achieving the next milestone and issued 100,000 options to purchase the Company’s stock valued at $295,000 upon executing the Agreement. The remaining future milestone payments are $1,800,000 of which $1,500,000 is due after six months after the first approval of the LungFit™ by the Food and Drug Administration or the European Medicine Evaluation Agency.

Employment Agreements

Certain officer agreements contain a change of control provision for payment of severance arrangements.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides twelve months’ notice of intent not to renew. In July 2020, the Company placed a non-cancellable purchase order for approximately $1,300,000 with this supplier.

Operating Leases

The Company cancelled a lease in May 2020 for its location in Madison, Wisconsin. In June 2020, the Company entered into a lease for office space and research facility in Madison, Wisconsin. The lease agreement expires in May 2026.

In May 2018, the Company entered into an operating lease for its corporate office in Garden City, New York. In August 2020, the Company entered into an operating lease to move its corporate office to another location in Garden City, New York. It is expected that Beyond Air will move into this space in the beginning of January 2021.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSENDED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 COMMITMENTS AND CONTINGENCIES (continued)

The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such these lease payments are expensed as incurred. Included in the maturity of lease liabilities below is the aforementioned new operating lease in the amount of $2,035,601, which upon commencement, the Company will record the operating lease liabilities and corresponding right-of-use assets on the balance sheet pursuant to ASC 842, as amended.

Other Information For The Six Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid	$47,625
Right-of-use assets obtained in exchange for new operating lease liabilities:	-
Weighted-average remaining lease term — operating leases	4.5 years
Weighted-average discount rate — operating leases	8.3%

Maturity of Lease Liabilities	Operating Leases
Payments remaining for the year ended March 31,:
2021(excluding the six months ended September 30, 2020)	$68,408
2022	278,214
2023	285,868
2024	243,596
2025	233,632
Thereafter	1,385,499
Total lease payments	2,495,217
Less: interest	(75,949)
Present value of lease liabilities	$2,419,268

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

While the Company believes that it has complied with the applicable protective features of the 2017 Warrants and properly adjusted the exercise price, if Empery were to prevail on all claims, the new adjusted total number of warrant shares could be as follows: 319,967 warrant shares for Empery Master, 159,869 warrant shares for Empery I and 252,672 warrant shares for Empery II and the exercise price could be reduced from $3.66 to $1.57 per share. While the Company has several meritorious defenses against the claims, the ultimate resolution of the matter, if unfavorable, could result in a material loss. On March 9, 2020, we filed a motion for summary judgment, which was denied by order of the Court entered on August 20, 2020, except for the second claim for relief for declaratory judgment which was dismissed as moot. On October 1, 2020, we filed a motion seeking leave to reargue, and upon reargument, requesting that the Court grant summary judgment dismissing claims for breach of section 3(b) and reformation.

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

NOTE 14 SUBSEQUENT EVENTS

The PMA for the LungFit™ system addressing PPHN was filed with the FDA on November 10, 2020. If approved, our system will be marketed as a medical device initially in the United States.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a clinical-stage medical device and biopharmaceutical company developing a nitric oxide (“NO”) generator and delivery system (the “LungFit™ system”) that is capable of generating NO from ambient air. The LungFit™ can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. The LungFit™ can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. We believe that The LungFit™ can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections the LungFit® can potentially address. Our current areas of focus with the LungFit™ are persistent pulmonary hypertension of the newborn (“PPHN”), severe acute respiratory syndrome coronavirus 2 (“SARS CoV-2”)/acute viral pneumonia (“AVP”), bronchiolitis (“BRO”) and nontuberculous mycobacteria (“NTM”) lung infection. Our current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, or the FDA, as well as similar regulatory agencies in other countries or regions. If approved, our system will be marketed as a medical device in the United States.

An additional focus of the Company is solid tumors. For this indication the LungFit™ system is not utilized due to the ultra-high concentrations of gaseous nitric oxide (“gNO”) used. We have developed a delivery system that can safely deliver gNO concentrations in excess of 10,000 ppm directly to a solid tumor. This program is in pre-clinical development and will require FDA, or similar agency in another country, approval to enter human studies.

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

We have submitted a premarket approval (“PMA”) application to the FDA for the use of the LungFit™ in PPHN. FDA typically responds to PMA submissions in 180 days, thus we anticipate a response in May of 2021. We also expect to make certain regulatory filings outside of the U.S. over the next year. According to the 2019 year-end report from Mallinckrodt Pharmaceuticals, aggregate sales of low concentration NO in the U.S. were in excess of $500 million in 2019. Sales outside of the U.S., where there are multiple market participants, sales were considerably lower than in the U.S. We believe the U.S. sales potential of the LungFit™ in PPHN to be greater than $300 million and worldwide sales potential to be greater than $600 million. If regulatory approval is obtained, we anticipate a product launch in both the U.S. and Israel in 2021 and will continue to launch globally throughout 2021 and beyond.

SARS CoV-2 is a global pandemic with a widespread impact across many countries. We received an approval from the FDA to run a study in COVID-19 (the disease caused by SARS CoV-2 infections) patients using our the LungFit™ system. We also received approval from Health Canada to run a similar study to the one approved by the FDA. The results from these studies, along with other data – such as our in vitro data showing the killing effect of NO on human coronavirus – has enabled Beyond Air to receive approval from the Israeli Ministry of Health (IMOH) to perform a clinical study at 150 ppm for the treatment patients with acute viral pneumonia, including those infected with SARS CoV-2. The study will be a multi-center, open-label, randomized clinical trial with approximately 90 adult patients, with an emphasis on patients infected with SARS-CoV-2. The enrolled patients will be randomized in a 1:1 ratio to receive inhalations of 150 ppm NO given intermittently for 40 minutes four times per day for up to seven days in addition to standard supportive treatment (NO+SST); or standard supportive treatment alone (SST). Endpoints related to safety, oxygen saturation, fever and ICU admission, among others, will be assessed. We plan to initiate this trial in November 2020, and this will be the only active trial that Beyond Air is performing in this indication. We anticipate results to be available around mid-year 2021. We have applied for grants related to COVID-19 in the United States and other countries. However, no external funding is required to perform the clinical study recently approved by the IMOH.

With respect to bronchiolitis, we initiated in the fourth calendar quarter of 2019 a double blind, controlled trial in infants hospitalized due to bronchiolitis with three arms and 89 subjects randomized 1:1:1 to standard supportive therapy (SST), SST plus 85 ppm NO and SST plus 150 ppm NO. The trial is complete and we presented our data at the 2020 annual meeting of The American College of Chest Physicians (CHEST). There were no serious adverse events (SAE’s) related to NO therapy. With respect to efficacy, the 150 ppm arm was statistically significant when compared to both the control arm and the 85 ppm arm on the primary endpoint of fit for discharge from the hospital and the key secondary endpoint of hospital length of stay, and statistically significant from the control arm for time to achieving oxygen saturation on room air of > 92%. The 85 ppm was no different from control on all endpoints. The pivotal study for bronchiolitis was originally set to be performed in the 2020/21 winter, but was delayed due to the SARS CoV-2 pandemic. We anticipate commencing a pivotal study in the United States in the fourth quarter of 2021 and completing it late in the second quarter of 2022, depending on the pandemic situation. We would expect to submit a PMA to the FDA about 6 months after trial completion. Regulatory filings outside of the U.S. would begin after our review process is completed in the U.S. as long as no additional trials are required. For this indication, we believe U.S. sales potential to be greater than $500 million and worldwide sales potential to be greater than $1.2 billion.

Bronchiolitis is one of the leading causes of hospital admission in children less than 1 year of age. The incidence is estimated to be 150 million1 new cases a year worldwide, with 2-3% (over 3 million) of them severe enough to require hospitalization. Worldwide, 95% of all cases occur in developing countries.2 In the U.S., there are approximately 130,0003 annual bronchiolitis hospitalizations among children two years of age or younger and approximately 177,0004 annual hospitalizations among the elderly population related to RSV infection only with the number rising higher due to other viruses similar to those that cause bronchiolitis in very young children.

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

1 Nicolai A, Ferrara M, Schiavariello C, et al. Viral bronchiolitis in children: a common condition with few therapeutic options. Early Hum Dev. 2013;89 Suppl 3:S7-S11. doi:10.1016/j.earlhumdev.2013.07.016

2 Rudan I, Tomaskovic L, Boschi-Pinto C, Campbell H. Global estimate of the incidence of clinical pneumonia among children under five years of age. Bull World Health Organ. 2004 Dec. 82(12):895-903.

3 Scand J Trauma Resusc Emerg Med. 2014; 22: 23.; WHO

4 Hasegawa et al. Trends in Bronchiolitis Hospitalizations in the United States, 2000-2009, Pediatrics 2013

Our NTM program has produced data from four compassionate use subjects and nine patients from a multi-center pilot study completed in 2018. All patients suffered from NTM abscessus infection and had underlying cystic fibrosis. One compassion patient was treated with our nitric oxide generator at the National Heart, Lung and Blood Institute (“NHLBI”). All others were treated with our NO cylinder-based delivery system. All patients were treated with 160 ppm NO at intermittent 30-minute dosing over 21 days, except one patient who was treated over 26 days and another patient who was treated with 250 ppm NO over 28 days. We expected to begin a study by the end of 2020 (delayed about 6 months by the COVID-19 pandemic) where patients would self-administer high concentration NO at home over a period of 12 weeks with the LungFit™. We now anticipate preliminary data for this study will be available towards the end of the first half of 2021 and that a full dataset will be available late in the second half of 2021. If the trial is successful, we would anticipate commencing a pivotal study towards the end of 2022. For this indication, we believe U.S. sales potential to be greater than $1 billion and worldwide sales potential to be greater than $2.5 billion.

NTM lung infection is a rare and serious pulmonary disease associated with increased morbidity and mortality. There is an increasing rate of lung disease caused by NTM, which is an emerging public health concern worldwide. There are approximately 50,0005patients diagnosed with NTM in the U.S., and there are an estimated additional 100,000 patients in the U.S. that have not yet been diagnosed. In Asia, the number of patients suffering from NTM surpasses what is seen in the U.S. To date we have treated only the abscessus form of NTM which comprises approximately 20-25% of all NTM. We will be treating both the abscessus and mycobacterium avium complex (MAC) forms of NTM in the planned upcoming study.

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

For our solid tumor program, we have released pre-clinical data at several medical/scientific conferences showing the promise of delivering NO at concentrations of 20,000 ppm – 200,000 ppm directly to tumors. Results showed that local tumor ablation with NO conveyed anti-tumor immunity to the host. In our most recent release of data, 8 of 11 mice treated with 25,000 ppm NO were resistant to a subsequent tumor challenge and 11 of 11 mice treated with 50,000 ppm NO were resistant. Pre-clinical work will continue throughout the rest of 2020 and most of 2021 with a goal of initiating a first-in-man study before the end of 2021.

Our program in chronic obstructive pulmonary disease (COPD) is in the pre-clinical stage and will remain there, subject to our obtaining additional financing.

The development of our product candidates could be further disrupted and adversely affected by the recent outbreak of COVID-19. The spread of SARS CoV-2 from China to other countries has resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020. We have addressed the impact COVID-19 may have on our business plans and our ability to conduct the preclinical studies and clinical trials as well as on our reliance on third-party manufacturing and our supply chain. However, there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are still uncertain and cannot be predicted at this time. As a consequence of the global pandemic, Beyond Air experienced significant delays in the supply chain for LungFit™ due to the redundancy in parts and suppliers with ventilator manufacturing

5 CHEST Foundation estimates 50,000 – 90,000 patients with NTM infections in the United States have NTM lung disease (updated 9/24/2020, authors Daley C., Estrada-Y-Martin R.)

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2020 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Use of Estimates,

●	Revenue Recognition,

●	Research and development expenses,

●	Stock-based compensation expenses, and

●	Income Taxes

Off-Balance Sheet Arrangements

In August 2020, the Company entered into an operating lease to move its corporate office to another location in Garden City, New York. The lease term is for 10.5 years with lease payments aggregating approximately $2,036,000. It is expected that Beyond Air will move into this space in the beginning of January 2021, at which time the Company will record the operating lease liabilities and corresponding right-of-use assets on the balance sheet pursuant to ASC 842, as amended.

Results of Operations

Below are the results of operations for the three months ended September 30, 2020 and September 30 2019:

	For the Three Months Ended September 30, 2020
	2020	2019

License revenues	$349,607	$645,602

Operating expenses
Research and development	3,147,276	2.849,990
General and administrative	2,169,011	2,064,872

Operating loss	(4,966,680)	(4,269,260)

Other income (loss)
Realized and unrealized gain from marketable equity securities	-	142,806
Dividend and interest income	878	30,691
Interest expense	(159,034)	-
Foreign exchange loss	(6,954)	(1,977)
Total other (loss) income	(165,110)	171,520

Net loss	$(5,131,790)	$(4,097,740)

Net loss per share – basic and diluted	$(0.30)	$(0.38)

Weighted average number of common shares outstanding – basic and diluted	17,120,801	10,699,370

Comparison of Three Months Ended September 30, 2020 with the Three Months Ended September 30, 2019

License revenue

License revenue for the three months ended September 30, 2020 was $349,607 as compared to $645,602 for the three months ended September 30, 2019. On January 23, 2019, the Company entered into an agreement for commercial rights (the “License Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for persistent pulmonary hypertension of the newborn (“PPHN”) at concentrations of < 80 ppm in the hospital setting in the United States. The Company is recognizing revenue based upon the second performance obligation, which is for the ongoing support associated with the PMA submission and regulatory approval by the FDA, valued at $2,871,063. Such amount was recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. As of September 30, 2020, and March 31, 2020, deferred revenue was $294,422 and $1,635,825, respectively. On December 18, 2019, the Company terminated the License Agreement with Circassia pursuant to which the Company had granted Circassia an exclusive royalty-bearing license to distribute, market and sell the Company’s nitric oxide generator and delivery system in the United States and China.

Research and development expenses

Research and development expenses for the three months ended September 30, 2020 was $3,147,276 as compared to $2,849,990 for the three months ended September 30, 2019. The increase of $297,286 was primarily attributed to a reduction of approximately $833,000 for a toxicology studies of rats and dog with LungFit™ at 250 ppm and 400 ppm NO, which both showed no macroscopic or microscopic findings, an increase of approximately $265,000 of COVID-19 related studies, an increase in salaries and employee benefits of approximately $512,000 and an increase in stock-based compensation expense of approximately $267,000.

General and administrative expenses

General and administrative expense for the three months ended September 30, 2020, was $2,169,011 as compared to the three months ended September 30, 2019 of $2,064,872. The increase of $104,139 was primarily attributed to an increase in salaries and employee benefits of approximately $146,000.

Other income (loss)

Other income (loss) for the three months ended September 30, 2020 was $(165,110) as compared $175,520 for the three months ended September 30, 2019. For the three months ended September 30, 2020, the Company incurred interest expense including amortization of debt discount and deferred financing expense of $159,034. Other income loss for the three months ended September 30, 2019 was primarily from the realized and unrealized gain from marketable equity securities of $142,806.

Below are the results of operations for the six months ended September 30, 2020 and September 30 2019:

	For the Six Months Ended September 30, 2020
	2020	2019

License revenues	$578,768	$1,273,071

Operating expenses
Research and development	7,479,090	5,173,503
General and administrative	4,663,025	4,247,430

Operating loss	(11,563,347)	(8,147,862)

Other income (loss)
Realized and unrealized loss on marketable equity securities	-	(2,164,513)
Dividend income	15,863	34,067
Interest expense	(322,274)	-
Foreign exchange gain	(5,679)	(253)
Other income	1,843	-
Total other loss	(310,247)	(2,130,699)

Net loss	$(11,873,594)	$(10,278,561)

Net loss per share – basic and diluted	$(0.71)	$(1.03)

Weighted average number of common shares outstanding – basic and diluted	16,826,712	9,935,444

Comparison of Six Months Ended September 30, 2020 with the Six Months Ended September 30, 2019

License revenue

License revenue for the six months ended September 30, 2020 was $578,768 as compared to $1,273,071 for the six months ended September 30, 2019. On January 23, 2019, the Company entered into a License Agreement with Circassia for PPHN at concentrations of < 80 ppm in the hospital setting in the United States. The Company is recognizing revenue based upon the second performance obligation, which is for the ongoing support associated with the PMA submission and regulatory approval by the FDA, valued at $2,871,063. Such amount was recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. As of September 30, 2020, and March 31, 2020, deferred revenue was $294,422 and $1,635,825, respectively. On December 18, 2019, the Company terminated the License Agreement with Circassia pursuant to which the Company had granted Circassia an exclusive royalty-bearing license to distribute, market and sell the Company’s nitric oxide generator and delivery system in the United States and China.

Research and development expenses

Research and development expenses for the six months ended September 30, 2020 was $7,479,090 as compared to $5,173,503 for the six months ended September 30, 2019. The increase of $2,305,587 was primarily attributed to a reduction of approximately $1,450,000 for a toxicology studies of rats and dog with LungFit™ at 250 ppm and 400 ppm NO, which both showed no macroscopic or microscopic findings, an increase of approximately $681,000 related to development of the LungFit™ system for PPHN, an increase of approximately $849,000 of COVID-19 related studies, an increase of approximately $417,000 for preclinical studies, an increase in salaries and employee benefits of approximately $1,003,000 and an increase in stock-based compensation expense of approximately $955,000.

General and administrative expenses

General and administrative expense for the six months ended September 30, 2020, was $4,663,025 as compared to the six months ended September 30, 2019 of $4,247,430. The increase of $415,595 was primarily attributed to an increase in salaries and employee benefits of approximately $233,000 and stock-based compensation expense of approximately $198,000.

Other income (loss)

Other loss for the six months ended September 30, 2020 was $310,247 as compared $2,130,699 for the six months ended September 30, 2019. For the six months ended September 30, 2020, the Company incurred interest expense including amortization of debt discount and deferred financing expense of approximately $322,274. Other loss for the six months ended September 30, 2019 was primarily from the realized and unrealized loss from marketable equity securities of $2,164,513.

Cash Flows

Below is a summary of the Company’s cash flows activities for the six months ended September 30, 2020 and September 30, 2019:

	Six Months Ended
	September 30,
	2020	2019

Net cash provided by (used in):
Operating activities	$(8,805,792)	$(5,633,362)
Investing activities	(731,138)	(3,125,401)
Financing activities	6,425,041	9,756,249
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,111,889)	$997,506

Operating Activities

For the six months ended September 30, 2020, cash used in operating activities was $8,805,792 which was primarily due to our net loss of $11,873,594, including accounts payable of $436,141. There was non-cash stock-based compensation expense of $2,995,368 and a non-cash decrease for deferred revenue of $578,768. A source of cash for the six months ended was from other current assets and prepaid expenses of $672,014 and accrued expenses of $249,971. For the six months ended September 30, 2019, the net cash used in operating activities was $5,633,362 which was primarily due to our net loss of $10,278,561 a realized and an unrealized loss on marketable equity securities of $$1,836,034, and a non-cash decrease in deferred revenue of $1,273,071. A source of cash for the six months ended was from other current assets and prepaid expenses, accounts payable and accrued expenses of $1,814,635.

Investing Activities

For the six months ended September 30, 2020, net cashed used in investing activities was $731,138 and this was for the purchase of property and equipment. For the six months ended September 30, 2019 net cash used in investing activities was $3,125,401. The net investment change of marketable securities was $3,107,665.

Financing Activities

Net cash provided by financing activities for the six months September 30, 2020 was $6,425,041. This was primarily from the net proceeds for the issuance of common stock related to the New Stock Purchase Agreement with LPC, the issuance of common stock in connection with the At the Market (“ATM”) offering, and proceeds from the issuance of common stock related to warrant exercises and options. Net cash provided by financing activities for the six months ended September 30, 2019 was $9,756,246. This was primarily from the net proceeds of a private placement and from the LPC former Purchase Agreement of $9,931,271.

Liquidity and Capital Resources

Overview

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products until regulatory approval is received for our product candidates. Since the time the Company became public through September 30,2020, we have funded our operations principally through the issuance of equity securities and debt. As shown in the accompanying financial statements, the Company has an operating cash flow decrease of $8.8 million September 30, 2020, we have an accumulated loss of $69.5 million since inception through September 30, 2020. The Company has cash, cash equivalent and restricted cash of $22.4 million as of September 30, 2020.

On March 17, 2020, the Company entered into a facility agreement (the “Facility Agreement”) with certain lenders pursuant to which the lenders shall loan to up to $25,000,000 in five tranches of $5,000,000 per tranche at the option of the Company (“Tranches”), provided however that the Company may only utilize tranches three through five following FDA approval of the LungFit™ PH product. The loan(s) are unsecured with an interest rate of 10% per annum which is paid quarterly and may be prepaid with certain prepayment penalties. The effective interest rate for this loan is 13.3% per year. Each tranche shall be repaid in installments commencing June 15, 2023 with all remaining amounts outstanding under any tranche due on March 17, 2025

On April 2, 2020, Beyond Air, Inc. entered into an ATM Equity Offering for $50 million and utilized the Company’s shelf registration statement. The Company may sell shares of our common stock having aggregate sales proceeds of up to $50,000,000 from time to time in this offering. If shares are sold, there is a three percent fee paid to the sales agent. There is a balance of approximately $47.4 million available under the ATM.

On May 14, 2020, the Company entered into a $40 million New Stock Purchase Agreement with LPC, that replaced the existing $20 million purchase agreement. The New Stock Purchase Agreement provides for the issuance of up to $40 million of the Company’s common stock which we may sell from time to time in our sole discretion to Lincoln Park over the next 36 months, subject to the conditions and limitations in the New Stock Purchase Agreement. There is a balance of approximately $37.2 million available under the New Stock Purchase Agreement.

Our ability to continue to operate is dependent upon the approval of our PMA for PPHN, expected timing of the Company’s launch of our product, obtaining Partners in other parts of the world, timing of future milestones and royalties, raising additional funds to finance our activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. The Company’s ability to continue to operate is dependent upon raising additional funds to finance its activities.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2020, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

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

While the Company believes that it has complied with the applicable protective features of the 2017 Warrants and properly adjusted the exercise price, if Empery were to prevail on all claims, the new adjusted total number of warrant shares could be as follows: 319,967 warrant shares for Empery Master, 159,869 warrant shares for Empery I and 252,672 warrant shares for Empery II and the exercise price could be reduced from $3.66 to $1.57 per share. While the Company has several meritorious defenses against the claims, the ultimate resolution of the matter, if unfavorable, could result in a material loss. On March 9, 2020, we filed a motion for summary judgment, which was denied by order of the Court entered on August 20, 2020, except for the second claim for relief for declaratory judgment which was dismissed as moot. On October 1, 2020, we filed a motion seeking leave to reargue, and upon reargument, requesting that the Court grant summary judgment dismissing claims for breach of section 3(b) and reformation.

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

BEYOND AIR, INC.

/s/ Steven Lisi
Date: November 12, 2020	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Beck
Date: November 12, 2020	Douglas Beck
Chief Financial Officer
(Principal Financial and Accounting Officer)

