Form 10-Q
period 2020-12-31
Beyond Air, Inc.
filed 2021-02-09
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 5, 2021, there were 20,486,527 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED DECEMBER 31, 2020

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,016,310	$19,829,275
Restricted cash	637,699	5,635,836
Other current assets and prepaid expenses	425,362	1,149,806
Total current assets	23,079,371	26,614,917
Licensed right to use technology	384,206	412,763
Right-of-use lease assets	357,871	195,727
Property and equipment, net	956,759	211,337
Other assets	38,880	-
TOTAL ASSETS	$24,817,087	$27,434,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,223,839	$2,256,229
Accrued expenses	1,434,087	1,097,534
Deferred revenue	145,628	873,190
Stock to be issued to a vendor	-	240,000
Operating lease liability	84,388	69,342
Loan payable	-	335,358
Total current liabilities	2,887,942	4,871,653

Long-term liabilities
Operating lease liability	279,594	131,581
Facility agreement loan, net	4,439,373	4,339,065
Total liabilities	7,606,909	9,342,299
Commitments and contingencies

Shareholders’ equity
Preferred stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value per share: 100,000,000 shares authorized, 18,381,227 and 16,056,360 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	1,838	1,606
Treasury stock	(25,000)	(25,000)
Additional paid-in capital	92,463,661	75,702,915
Accumulated deficit	(75,230,321)	(57,587,076)
Total shareholders’ equity	17,210,178	18,092,445
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,817,087	27,434,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

License revenues	$148,794	$314,379	$727,562	$1,587,450

Operating expenses:

Research and development	3,294,102	2,580,622	10,773,192	7,754,125
General and administrative	2,471,065	2,471,714	7,134,090	6,719,144
Operating expenses	5,765,167	5,052,336	17,907,282	14,473,269

Operating loss	(5,616,373)	(4,737,957)	(17,179,720)	(12,885,819)

Other income (loss)
Realized and unrealized gain (loss) from marketable securities	-	314,889	-	(1,849,624)
Dividend and interest income	378	25,692	16,241	59,759
Interest expense	(157,960)	-	(480,234)	-
Foreign exchange gain (loss)	6,147	1,765	468	1,512
Other loss	(1,843)	-		-
Total other income (loss)	(153,278)	342,346	(463,525)	(1,788,353)

Net loss	$(5,769,651)	$(4,395,611)	$(17,643,245)	$(14,674,172)

Deemed dividend from warrant modification	-	(522,478)	-	(522,478)

Net loss attributed to common shareholders	$(5,769,651)	$(4,918,089)	$(17,643,245)	$(15,196,650)

Net basic and diluted loss per share	$(0.33)	$(0.43)	$(1.03)	$(1.46)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	17,609,328	11,398,413	17,086,871	10,437,690

The accompanying notes are an integral part of these condensed consolidated financial statements

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2020	16,056,360	$1,606	$(25,000)	$75,702,915	$(57,587,076)	$18,092,445
At the market stock issuance of common stock, net	113,712	11	-	899,529	-	899,540
Issuance of common stock upon exercise of warrants	70,538	7		293,104		293,111
Issuance of common stock upon exercise of stock options	2,340	-	-	545	-	545
Issuance of common stock pursuant to a Purchase Agreement, net	568,605	57	-	3,641,623	-	3,641,680
Stock-based compensation				1,813,654		1,813,654
Issuance of common stock to investor relations firm	30,000	3	-	242,097	-	242,100
Net loss	-	-	-	-	(6,741,804)	(6,741,804)
Balance as of June 30, 2020	16,841,555	$1,684	$(25,000)	$82,593,467	$(64,328,880)	$18,241,271

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July 1, 2020	16,841,555	$1,684	$(25,000)	$82,593,467	$(64,328,880)	$18,241,271
At the market stock issuance of common stock, net	227,527	23	-	1,536,224	-	1,536,247
Issuance of common stock upon exercise of warrants	83,332	8	-	304,987	-	304,995
Stock-based compensation				1,179,614		1,179,614
Net loss	-	-	-	-	(5,131,790)	(5,131,790)
Balance as of September 30, 2020	17,152,414	$1,715	$(25,000)	$85,614,292	$(69,460,670)	$16,130,337

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of October 1, 2020	17,152,414	$1,715	$(25,000)	$85,614,292	$(69,460,670)	$16,130,337
At the market stock issuance of common stock, net	575,448	57	-	3,131,290	-	3,131,347
Issuance of common stock pursuant to a Purchase Agreement, net	463,162	46	-	2,433,501	-	2,433,547
Issuance of vested restricted stock	135,000	14	-	(14)		-
Issuance of common stock upon exercise of warrants	55,203	6	-	223,829	-	223,835
Stock-based compensation				1,060,763		1,060,763
Net loss	-	-	-	-	(5,769,651)	(5,769,651)
Balance as of December 31, 2020	18,381,227	$1,838	$(25,000)	$92,463,661	$(75,230,321)	$17,210,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2019	8,714,815	$871	$(25,000)	$41,693,578	$(37,644,572)	$4,024,877
At the market stock issuance of common stock, net	250,000	25	-	1,173,785	-	1,173,810
Issuance of common stock upon exercise of options	32,122	3	-	83,854	-	83,857
Issuance of common stock pursuant to a private placement, net of offering cost	1,583,743	159	-	7,839,336	-	7,839,495
Stock-based compensation				919,037		919,037
Net loss	-	-	-	-	(6,180,821)	(6,180,821)
Balance as of June 30, 2019	10,580,680	$1,058	$(25,000)	$51,709,590	$(43,825,393)	$7,860,255

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July 1, 2019	10,580,680	$1,058	$(25,000)	$51,709,590	$(43,825,393)	$7,860,255
Issuance of common stock pursuant to a Purchase Agreement, net	160,000	16	-	808,168	-	808,184
Issuance of common stock upon exercise of options	6,100	1	-	25,924	-	25,925
Stock-based compensation				922,997		922,997
Net loss	-	-	-	-	(4,097,740)	(4,097,740)
Balance as of September 30, 2019	10,746,780	$1,075	$(25,000)	$53,466,679	$(47,923,133)	$5,519,621

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of October 1, 2019	10,746,780	$1,075	$(25,000)	$53,466,679	$(47,923,133)	$5,519,621
Issuance of common stock, pursuant to an underwriter offering and a private placement, net	3,152,985	315	-	10,169,028	-	10,169,343
Incremental value of warrants due to a warrant modification				552,478		522,478
Deemed dividend due to a warrant modification				(522,478)		(522,478)
Issuance of common stock upon exercise of options	1,980	-	-	8,168	-	8,168
Stock-based compensation				714,574		714,574
Net loss	-	-	-	-	(4,395,611)	(4,395,611)
Balance as of December 31, 2019	13,901,745	$1,390	$(25,000)	$64,358,449	$(52,318,744)	$12,016,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended December 31,
	2020	2019

Cash flows from operating activities
Net loss	$(17,643,245)	$(14,674,172)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	125,036	57,009
Amortization of licensed right to use technology	30,409	72,718
Stock-based compensation	4,056,131	2,569,508
Deferred revenue	(727,562)	(1,587,450)
Amortization of debt discount and accretion of debt issuance costs	100,308	-
Operating leases	906	6,824
Gain on cancellation of operating lease	(1,843)	-
Realized and unrealized loss on marketable equity securities	-	1,849,624
Foreign currency adjustments	(468)	-
Changes in:
Other current assets and prepaid expenses	685,563	358,629
Accounts payable	(1,031,922)	849,259
Accrued expenses	336,552	107,431
Net cash used in operating activities	(14,070,135)	(10,390,620)

Cash flows from investing activities
Investment in marketable equity securities	-	(32,970,684)
Proceeds from redemption of marketable securities	-	24,963,763
Purchase of property and equipment	(870,457)	(28,248)
Net cash used in investing activities	(870,457)	(8,035,169)

Cash flows from financing activities
Issuance of common stock in connection with a Purchase Agreement with Lincoln Park, At the Market Offerings, private placement, net, exercise of warrants and stock options	12,464,848	20,020,200
Payment of loan	(335,358)	(175,022)
Net cash provided by financing activities	12,129,490	19,845,178

(Decrease) increase in cash, cash equivalents and restricted cash	(2,811,102)	1,419,389
Cash, cash equivalents and restricted cash at beginning of period	25,465,111	1,357,137
Cash, cash equivalents and restricted cash at end of period	$22,654,009	$2,776,526
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets	$236,700	$258,605
Operating lease liability	$236,700	$266,570
Disposition of right-of-use asset	$(17,486)	$-
Disposition of operating lease liability	$19,329	$-
Stock issued to investor relations firm	$242,100	-
Deemed dividend as a result of a warrant modification	$-	$522,478
Supplemental disclosure of cash flow items:
Interest paid	$340,779	$3,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND BUSINESS

Beyond Air, Inc. (together with its subsidiaries, “Beyond Air” or the “Company”) was incorporated on April 24, 2015. On June 25, 2019, the Company’s name was changed to Beyond Air, Inc. from AIT Therapeutics, Inc. The Company has the following wholly-owned subsidiaries:

Beyond Air, Ltd. (“BA Ltd.”), incorporated in Israel on May 1, 2011.

Advanced Inhalation Therapies (“AIT”), a wholly owned subsidiary of Beyond Air, Ltd., incorporated on August 29, 2014, in Delaware.

Beyond Air Australia Pty Ltd., incorporated on December 17, 2019 in Australia.

Beyond Air Ireland Limited, incorporated on March 5, 2020 in Ireland.

The Company is a clinical-stage medical device and biopharmaceutical company focused on developing inhaled Nitric Oxide (“NO”) for the treatment of patients with respiratory conditions, including serious lung infections and pulmonary hypertension, and gaseous NO for the treatment of solid tumors. Since its inception, the Company has devoted substantially all of its efforts to research and development.

The Company is developing an NO generator and delivery system (the “LungFit™ system”) that is capable of generating NO from ambient air. The LungFit™ system can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. The LungFit™ system can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. The Company’s current areas of focus with the LungFit™ system are persistent pulmonary hypertension of the newborn (“PPHN”), severe acute respiratory syndrome coronavirus 2 (“SARS CoV-2”)/acute viral pneumonia (“AVP”), bronchiolitis (“BRO”) and nontuberculous mycobacteria (“NTM”) lung infection. The Company’s product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration (the “FDA”) as well as similar regulatory agencies in other countries or regions. The Premarketing Application (“PMA”) for the LungFit™ system addressing PPHN was submitted with the FDA on November 10, 2020. If approved, the Company’s system will be marketed as a medical device initially in the United States.

Liquidity Risks and Uncertainties

The Company has incurred operating losses in almost each year since inception, $14.1 million net cash used in operating activities during the nine months ended December 31, 2020 and has accumulated losses of $75.2 million. However, the Company has cash and equivalents of approximately $22.7 million at December 31, 2020 and, based on the current business plan, estimates such cash and equivalents will be sufficient to finance its operations for at least one year from the date of filing these financial statements.

The Company’s future capital needs and the adequacy of its available funds beyond one year will depend on many factors, including, but not necessarily limited to, the cost and time necessary for the development, clinical studies and regulatory approval of the Company’s other medical device, indications as well as the commercial success of the Company’s first product for PPHN, assuming PMA approval. The Company may be required to raise additional funds through sale of equity or debt securities or through strategic collaboration and/or licensing agreements in order to fund operations until we are able to generate enough product or royalty revenues, if any. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could have a material adverse effect on our strategic objectives, results of operations and financial condition.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND BUSINESS (continued)

The Company’s access to capital and liquidity currently includes the following:

a)	On April 2, 2020, an At The Market Offering (“ATM”) agreement for $50 million, see Note 5.

b)	On March 2, 2020, a $25 million unsecured loan facility agreement (the “Facility Agreement”) with certain lenders. The Company has drawn down the first of five tranches of $5 million and has the ability to draw down an additional $5 million tranche at any time prior March 17, 2022 as well as the ability to draw down the remaining $15 million after the FDA approval of LungFit™ PH, see Note 11.

c)	On May 14, 2020, a $40 million stock purchase agreement (“New Stock Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), that replaced the former $20 million purchase agreement with LPC, dated August 10, 2018. The New Stock Purchase Agreement provides for issuances through May 2023 at the Company’s discretion, see Note 5.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated Balance Sheet as of March 31, 2020 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 (the “2020 Annual Report”), filed with the U.S. Securities and Exchange Commission (“SEC”) on June 23, 2020. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the 2020 Annual Report.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its significant estimates and assumptions including expense recognition assumption under consulting and clinical trial agreements, stock-based compensation, warrant fair value, and the determination of valuation allowance requirements on deferred tax attributes.

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

The Company’s products require approval or clearance from the FDA prior to commencing commercial sales in the United States. There can be no assurance that the Company’s products will receive all of the required approvals or clearances. Approvals or clearances are also required in foreign jurisdictions in which the Company may license or sell its products. If the Company is denied such approvals or clearances or such approvals or clearances are delayed, it may have a material adverse impact on the Company’s results of operations, financial position and liquidity.

The development of our product candidates could be further disrupted and adversely affected by the ongoing COVID-19 pandemic. The spread of SARS CoV-2 resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020. The Company has assessed the impact COVID-19 may have on the Company’s business plans and its ability to conduct the preclinical studies and clinical trials as well as on the Company’s reliance on third-party manufacturing and our supply chain. The Company experienced significant delays in the supply chain for LungFit™ due to the redundancy in parts and suppliers with ventilator manufacturing which has since been remedied. However, there can be no assurance that the Company will be able to further avoid part or all of any impact from COVID-19 or its consequences. The extent to which the COVID-19 pandemic and global efforts to contain its spread may impact the Company’s operations will depend on future developments.

Concentrations

The Company is reliant on two vendors for commercial manufacturing of the LungFit™ generator and delivery systems and nitrogen dioxide filters for both clinical studies and future commercial supply if regulatory approval is received.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company’s concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit and other interest-bearing accounts in major banks in Israel, Ireland and the U.S., the balances of which, at times, may exceed federally insured limits.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

As of December 31, 2020, and March 31, 2020, restricted cash consisted of $619,000 of cash designated for a contract manufacturer. This cash is expected to be used for material and parts that require a long lead time.

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition.

The following table is the reconciliation of the presentation and disclosure of financial instruments as shown on the Company’s consolidated statements of cash flows:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$22,016,310	$2,140,162
Restricted cash	637,699	636,364
Cash and cash equivalents and restricted cash	$22,654,009	$2,776,526

Revenue Recognition

The Company recognizes revenue when transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation(s). At contract inception, the Company assesses the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company uses judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on an estimated stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied, see Note 10.

Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a license arrangement, they are recorded as contract liabilities and recognized as revenue when (or as) the underlying performance obligation is satisfied.

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment.

Research and Development

Research and development expenses are charged to the statement of operations as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with clinical trials and preclinical studies. Research and development projects that have no alternative uses have been expensed as incurred.

Foreign Exchange Transactions

The Company’s subsidiaries have operations in Israel, Ireland, and in Australia. Beyond Air’s operations are in the United States and the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. dollar. The Company translated its non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations as of December 31, 2020 were not material. Gains or losses from foreign currency transactions are included in other income (loss) in the statement of operations as foreign currency exchange gains/(losses).

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Fair value for restricted stock awards is valued using the closing price of the Company’s stock on the date of grant. The grant date fair value is recognized over the period during which an employee and non-employee is required to provide service in exchange for the award – the requisite service period. The grant date fair value of employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. Due to the Company’s limited trading history, the Company utilizes an implied volatility based on an aggregate of guideline companies. In 2020, the Company began to incorporate and weight its historical volatility with its peer group in order to obtain expected volatility. The peer companies selected have similar characteristics, including industry and market capitalization. The Company routinely reviews its calculation of volatility based on, the Company’s life cycle, its peer group, and other factors. The Company uses the simplified method to estimate the expected term.

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

Licensed Right to Use Technology

Licensed right to use technology that is considered platform technology with alternative future uses is recorded as an intangible asset and is being amortized on a straight-line method over its estimated useful life, determined to be thirteen years, see Note 13.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Long Lived Assets

The Company assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider that could trigger an impairment review include the following:

●	significant underperformance relative to expected historical or projected future operating results,

●	significant changes in the manner of our use of the acquired assets or the strategy for our overall business,

●	significant negative regulatory or economic trends, and

●	significant technological changes, which would render the platform technology, equipment, and manufacturing processes obsolete.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of December 31, 2020, and March 31, 2020, the Company recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files U.S. Federal, various state, and International income tax returns. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances. Such adjustment is reflected in the tax provision when appropriate. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of operations. Tax years 2016 through 2020 remain open to examination by federal and state tax jurisdictions. The Company files tax returns in Israel for which tax years 2014 through 2020 remain open. In addition, the Company files tax returns in Ireland and Australia and the tax year 2020 remains open.

Net Income (Loss) Per Share

Basic and diluted net loss per share attributable to common shareholders is computed by dividing the net loss and deemed dividend from a warrant modification to common shareholders by the weighted average number of shares of common stock outstanding for the period. The dilutive effect of outstanding options, warrants, restricted stock and other stock-based compensation awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) attributed to common shareholders per share excludes all anti-dilutive shares of common stock. For periods in which the Company has reported net losses, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, because such shares of common stock are not assumed to have been issued if their effect is anti-dilutive, see Note 9.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”) as part of its initiative to reduce complexity in the accounting standards. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company on December 1, 2022, Early adoption is permitted, but no earlier than December 1, 2021. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements and related disclosures.

NOTE 3 FAIR VALUE MEASUREMENT

The Company’s financial instruments primarily include cash, cash equivalents, restricted cash, accounts payable and a Facility Agreement Loan. Due to the short-term nature of these financial instruments, the carrying amounts of these assets and liabilities approximate their fair value. The long-term Facility Agreement loan approximate fair value due to the prevailing market conditions for similar debt with remaining maturity and terms.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2020 and March 31, 2020, respectively:

	December 31, 2020	March 31, 2020

Clinical and medical equipment	$1,114,760	$357,795
Computer equipment	131,621	73,982
Furniture and fixtures	93,245	53,895
Leasehold improvements	21,840	5,336
	1,361,466	491,008
Accumulated depreciation and amortization	(404,707)	(279,671)
	$956,759	$211,337

Depreciation and amortization expense for the three months ended December 31, 2020 and December 31, 2019 was $51,428 and $23,190, respectively. Depreciation and amortization expense for the nine months ended December 31, 2020 and December 31, 2019 was $125,036 and $57,009, respectively.

NOTE 5 SHAREHOLDERS’ EQUITY

On May 14, 2020, the Company entered into a $40 million New Stock Purchase Agreement with LPC, that replaced the former $20 million purchase agreement. The New Stock Purchase Agreement provides for the issuance of up to $40 million of the Company’s common stock which the Company may sell from time to time in its sole discretion to LPC over 36 months, provided that the closing price is not below $0.25 per share and subject to certain other conditions and limitations. Under both the new and former agreement, for the three and nine months ended December 31, 2020, the Company received net proceeds of $2,433,547 and $6,075,228 from the sale of common stock. As of December 31, 2020, there is a balance of $34,777,953 available under the LPC new agreement.

On April 2, 2020, the Company entered into an ATM for $50 million utilizing the Company’s shelf registration statement. The Company may sell shares of our common stock having aggregate sales proceeds of up to $50,000,000 from time to time, subject to the conditions and limitations in the agreement. If shares are sold, there is a three percent fee paid to the sales agent. For the three and nine months ended December 31, 2020, the Company received net proceeds of $3,131,347 and $5,567,134 from the sale of the Company’s stock. As of December 31, 2020, there is a balance of $44,292,866 available under the ATM.

On June 3, 2019, the Company entered into a Stock Purchase Agreement with investors for the issuance of 1,583,743 shares of common stock. The Company raised net proceeds of $7,839,495. The Company’s CEO participated in this offering and invested $300,000 and received 58,253 shares of common stock, or $5.15 per share. In addition, certain directors and employees invested $610,000 for an aggregate of 118,254 shares of common stock, at a purchase price of $5.15 per share.

On December 12, 2019, the Company closed on an underwritten offering and concurrent private placement of 3,152,985 shares of common stock at $3.66 per share for net proceeds of $10,169,343. The underwritten offering shares were registered under the Company’s shelf registration statement. There were 532,786 common stock that were sold in a private placement and subsequently registered under an effective Form S-1 on January 23, 2020. In addition, the Company’s CEO invested $699,999 and receiving 190,437 shares of common stock at $3.66 per share. In addition, certain employees participated in this offering by investing $475,000 and receiving 129,781 shares of common stock at $3.66 per share.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDERS’ EQUITY (continued)

Stock to be Issued to a Vendor

As of March 31, 2020, the Company was obligated to issue 30,000 shares of common stock to a vendor for services related to investor relations. The fair value of the liability as of March 31, 2020 was $240,000. In May 2020, 30,000 shares were issued at the fair value of $242,100. Such amount was transferred to shareholders’ equity. As of December 31, 2020, there is no obligation to the vendor, nor any stock compensation expense.

Issuance of Restricted Shares

Restricted stock was issued to officers, employees and consultants. The fair value for the restricted stock awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock vests annually over five years.

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2020	646,800	$4.99
Granted	62,000	5.81
Vested	(135,000)	4.99
Unvested as of December 31, 2020	573,800	$5.08

Stock-based compensation expense related to restricted stock awards was $291,452 and $84,477 for the three months ended December 31, 2020 and December 31, 2019, respectively. Stock-based compensation expense related to restricted stock awards was $1,062,628 and $432,756 for the nine months ended December 31, 2020 and December 31, 2019, respectively.

Stock Option Plan

The Company’s Second Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. The vesting terms of the options issued under the 2013 Plan are generally between two and four years and expire up to ten years after the grant date. The 2013 Plan has 4,100,000 shares authorized for issuance. As of December 31, 2020, 7,047 shares are available under the 2013 Plan.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDERS’ EQUITY (continued)

A summary of the change in options for the nine months ended December 31, 2020 is as follows:

	Number Of Options	Weighted Average Exercise Price - Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value

Options outstanding as of April 1, 2020	3,053,589	$4.77	8.4	$9,878,264
Granted	122,000	5.11	9.3
Exercised	(2,340)	0.1	-
Outstanding as of December 31, 2020	3,173,249	$4.8	8.0	$1,770,400
Exercisable as of December 31, 2020	1,715,849	$4.55	7.5	$1,251,025

On January 9, 2021, the Company’s board approved an amendment to the 2013 Plan to increase the number of shares in the plan by 1,500,000, with such amendment being subject to shareholder vote at the 2021 annual stockholder meeting, scheduled for March 4, 2021. As of December 31, 2020, the Company agreed to issue 60,000 options, which are subject to shareholder approval of the increase in shares allocated to the 2013 Plan.

As of December 31, 2020, the Company has unrecognized stock-based compensation expense of approximately $2,538,200 related to unvested stock options which is expected to be expensed over the weighted average remaining service period of 1.7 years. For the nine months ended December 31, 2020 and December 31, 2019, the weighted average fair value of options granted was $5.20 and $3.49 per share, respectively. The following was utilized to calculate the fair value of options on the date of grant:

	December 31, 2020	December 31, 2019
Risk -free interest rate	0.5 - 0.7%	1.4 - 2.3%
Expected volatility	87.8 - 92.54%	82.3 - 83.4%
Dividend yield	0%	0%
Expected terms (in years)	5.18 - 6.25	6.25

The following summarizes the components of stock-based compensation expense which includes stock options and restricted stock for the three and nine months ended December 31, 2020 and December 31, 2019, respectively:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Research and development	$376,424	$97,765	$1,665,372	$431,453
General and administrative	684,339	616,809	2,390,659	2,125,155

Total stock-based compensation expense	$1,060,763	$714,574	$4,056,131	$2,556,608

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 SHAREHOLDERS’ EQUITY (continued)

Warrants

A modification of the exercise price to the January 2017 and March 2017 investor warrants from $4.25 per share to $3.66 per share was triggered by the 2019 Offering described above. As a result, the Company recognized the incremental value of $522,478 as a deemed dividend using the Black-Scholes pricing model with the following assumptions:

Expected term in years	2.2
Volatility	87%
Dividend yield	0.0%
Risk-free interest rate	1.7%

A summary of the Company’s outstanding warrants as of December 31, 2020 are as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Date of Expiration
January 2017 offering - investors	2,977,232	$3.66	January 2022 (a)
March 2017 offering - investors	68,330	$3.66	March 2022 (a)
March 2017 offering - placement agent	7,541	$3.66	March 2022 (a)
February 2018 offering - investors	1,525,232	$4.25	February 2021
Third-party license agreement	208,333	$4.80	January 2024
March 2020 loan (see Note 11)	172,187	$7.26	March 2025
Total	4,958,855

(a)	These warrants have down round protection.

For the three and nine months ended December 31, 2020, 52,667 and 206,537 warrants were exercised for $223,835 and $821,940, respectively. For the three and nine months ended December 31, 2020, 8,332 warrants were exercised on a cashless basis and 2,536 shares of common stock were issued. For the nine months ended December 31, 2019, no warrants were exercised.

NOTE 6 OTHER CURRENT ASSETS PREPAID EXPENSES

A summary of current assets and prepaid expenses as of December 31, 2020 and March 31, 2020 is as follows:

	December 31, 2020	March 31, 2020
Research and development	$94,607	$266,510
Insurance	110,742	471,182
Professional	25,000	156,259
Value added tax receivable	46,568	124,127
Other	148,445	131,728
Total	$425,362	$1,149,806

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses as of December 31, 2020 and March 31, 2020 is as follows:

	December 31, 2020	March 31, 2020
Research and development	$623,653	$484,756
Professional fees	406,062	476,638
Employee salaries and benefits	275,671	71,066
Interest expense	9,218	-
Other	119,483	65,074
Total	$1,434,087	$1,097,534

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 LEASES

On April 1, 2019, the Company early adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”), which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In June 2020, the Company entered into a new lease and cancelled a lease, which resulted in the recognition of operating lease liabilities and right-of-use assets of approximately of $236,700 and $236,900, respectively. The cancellation of the lease resulted in a derecognition of operating lease liabilities and right-of-use assets of $19,329 and $17,486, respectively. As a result of the cancellation, the Company recorded a gain of $1,843. The right-of use assets and operating lease liability as of December 31, 2020 and March 31, 2020 is as follows:

	December 31, 2020	March 31, 2020

Right-of-use assets	$357,871	$195,727

Operating lease liability short-term	$84,388	$69,342
Operating lease liability long-term	279,594	131,581
Total	$363,982	$200,923

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued rent. The interest rate implicit in our leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. As of December 31, 2020, and March 31, 2020, the weighted average discount rate and remaining term on lease obligation was approximately 8.3%, 8.3%, 4.3 and 3.0 years, respectively. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative and research development expenses.

NOTE 9 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common shareholders because their effect would have been anti-dilutive for the periods presented:

	December 31, 2020	December 31, 2019

Common stock warrants	4,958,855	6,143,405
Common stock options	3,173,249	2,287,049
Restricted shares	573,800	654,000

Total	8,705,904	9,084,454

NOTE 10 LICENSE AGREEMENT

On January 23, 2019, the Company entered into an agreement for commercial rights (the “Circassia Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the Circassia Agreement, see Note 13.

This contract consisted of five performance obligations with only the following two obligations required prior to the termination of the License Agreement:

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 LICENSE AGREEMENT (continued)

●	Performance Obligation 1: non-exclusive transfer of functional intellectual property rights to Circassia, which includes:

○	the consummation of the Circassia Agreement, which included significant pre-agreement negotiation and product specification, and

○	the successful completion of the pre-submission meeting with the FDA. At this meeting, the FDA reinforced its assessment of the LungFit™ PH as a medical device and the requirements for approval.

●	Performance Obligation 2: ongoing support associated with the PMA submission and regulatory approval by the FDA. This also includes development activities including manufacturing readiness process ahead of such approval.

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

The second performance obligation is being recognized over a period of time; from the commencement of the agreement to when management expects to submit the PMA. License revenue of $349,607 and $645,602 associated with this second performance obligation has been recognized for the three months ended December 31, 2020 and December 31, 2019, respectively. License revenue of $727,562 and $1,273,071 associated with this second performance obligation has been recognized for the nine months ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, and March 31, 2020, deferred revenue was $145,628 and $873,190, respectively.

NOTE 11 FACILITY AGREEMENT LOAN

On March 17, 2020, the Company entered into the Facility Agreement with certain lenders for up to $25,000,000 in five tranches of $5,000,000 per tranche. Such tranches are at the option of the Company, provided however that the Company may only utilize tranches three through five following FDA approval of the LungFit™ PH product. The loan(s) are unsecured with interest at 10% per year which is to be paid quarterly. The loans may be prepaid with certain prepayment penalties. The effective interest rate for this loan is 13.3% per year. Each tranche shall be repaid in installments commencing June 15, 2023 with all amounts outstanding under any tranche due on March 17, 2025. The Company received proceeds from the first tranche in fiscal year 2020. A lender who is over a five percent shareholder loaned the Company $3,160,000 of the first tranche and, as such, related party interest expense for the three and nine months ended December 31, 2020 approximated $79,000 and $158,000 (not including amortization of debt discount and deferred offering costs), respectively.

In connection with the first tranche, the Company issued, in March 2020, warrants to the lenders for the purchase of 172,826 shares of the Company’s common stock at $7.26 per share. The warrants expire in five years. There are additional warrant issuances associated with each tranche. If the second tranche of $5 million is utilized by the Company, the warrants that will be issued is up to twenty five percent of its commitment value divided by the five-day volume-weighted average price (“VWAP”) prior to utilization date. For tranches three to five, if any of these tranches are utilized by the Company, the warrants that will be issued is up to ten percent of its commitment value divided by the five-day VWAP. As a result, the Company allocated the fair market value at the date of grant of the warrants to shareholders’ equity and reflected a debt discount valued at $594,979 using the Black Scholes pricing model.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 FACILITY AGREEMENT LOAN (continued)

The Black-Scholes pricing model used the following assumptions:

Expected term in years	5.0
Volatility	87.5%
Dividend yield	0.0%
Risk-free interest rate	0.7%

A summary of the Facility Agreement loan balance as of December 31, 2020 and March 31, 2020 is as follows:

	December 31, 2020	March 31, 2020
Face value of loan	$5,000,000	$5,000,000
Debt discount	(594,979)	(594,979)
Accretion of interest expense	105,415	5,107
Debt offering costs	(71,063)	(71,063)
Facility agreement loan balance	$4,439,373	$4,339,065

Maturity of Facility Agreement Loan	December 31, 2020

2021	$-
2022	-
2023	1,500,000
2024	2,750,000
2025	750,000
Total	$5,000,000

NOTE 12 LOAN PAYABLE

As of December 31, 2020, and March 31, 2020, in connection with the Company’s insurance policy, a loan was used to finance part of the premium. The loan was due in November 2020 with monthly payments of $42,366 bearing interest at 4.3%. The outstanding balance as of December 31, 2020 and March 31, 2020 was $0 and $335,358, respectively.

NOTE 13 COMMITMENTS AND CONTINGENCIES

License Agreements

On October 22, 2013, the Company entered into a patent license agreement with CareFusion (the “CareFusion Agreement”), pursuant to which the Company agreed to pay to CareFusion a non-refundable upfront fee of $150,000 that is credited against future royalties payments, and is obligated to pay 5% royalties of any licensed product net sales, but at least $50,000 per annum during the term of the agreement. As of December 31, 2020, the Company did not pay any royalties since the Company did not have any revenues from the technology associated with the license under the CareFusion Agreement. The term of CareFusion Agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that we do not meet certain milestones.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 COMMITMENTS AND CONTINGENCIES (continued)

In August 2015, BA Ltd. entered into an Option Agreement (the “Option Agreement”) with Pulmonox whereby BA Ltd. acquired the option to purchase certain intellectual property assets and rights (the “Option”) on September 7, 2016 for $25,000. On January 13, 2017, the Company exercised the Option and paid $500,000 to Pulmonox. The Company becomes obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which the Company receive regulatory approval for the commercial sale of the first product candidate qualifying under the Option Agreement. These milestone payments are capped at a total of $87 million across three separate and distinct indications that fall under the agreement, with the majority of them, approximately $83 million, being sales related based on cumulative sales milestones for each of the three products.

On January 31, 2018 the Company entered into an agreement (the “NitriGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit™. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2,000,000 in future payments based upon achieving certain milestones, as defined in the NitriGen Agreement, and royalties on sales of the LungFit™. The Company paid NitricGen $100,000 upon the execution of the NitriGen Agreement, $100,000 upon achieving the next milestone and issued 100,000 options to purchase the Company’s common stock valued at $295,000 upon executing the NitriGen Agreement. The remaining future milestone payments are $1,800,000 of which $1,500,000 is due after six months after the first approval of the LungFit™ by the FDA or the European Medicine Evaluation Agency.

Employment Agreements

Certain agreements between the Company and its officers contain a change of control provision for payment of severance arrangements.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides twelve months’ notice of intent not to renew. In July 2020, the Company placed a non-cancellable purchase order and the outstanding amount as of December 31, 2020 is approximately $1,054,000 with this supplier.

Operating Leases

The Company cancelled a lease in May 2020 for its location in Madison, Wisconsin. In June 2020, the Company entered into a lease for office space and research facility in Madison, Wisconsin. The lease agreement expires in May 2026.

In May 2018, the Company entered into an operating lease for its corporate office in Garden City, New York. In August 2020, the Company entered into an operating lease (the “2020 Operating Lease”) to move its corporate office to another location in Garden City, New York. It is expected that Beyond Air will move into this space in April 2021.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 COMMITMENTS AND CONTINGENCIES (continued)

The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such these lease payments are expensed as incurred. Included in the maturity of lease liabilities below is the aforementioned 2020 Operating Lease in the amount of $2,035,601, which upon commencement, the Company will record the operating lease liabilities and corresponding right-of-use assets on the balance sheet pursuant to ASU 2016-02.

Other Information For The Nine Months Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid	$73,743
Right-of-use assets obtained in exchange for new operating lease liabilities:	-
Weighted-average remaining lease term — operating leases	4.3 years
Weighted-average discount rate — operating leases	8.3%

Maturity of Lease Liabilities	Operating Leases
Payments remaining for the year ended March 31,:
2021(excluding the nine months ended December 31, 2020)	$27,359
2022	207,296
2023	283,330
2024	240,981
2025	230,940
Thereafter	1,349,266
Total lease payments	2,339,172
Less: interest	(68,276)
Present value of lease liabilities	$2,270,896

Contingencies

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”), filed a complaint in the Supreme Court of the State of New York (the “Court”), relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017 (the “Empery Suit”). The Empery Suit alleges that, as a result of certain circumstances in connection with our February 2018 offering, the 166,672 warrants issued to Empery in January 2017 provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise. Empery seeks monetary damages and declaratory relief under theories of breach of contract or contract reformation predicated on mutual mistake.

While the Company believes that it has complied with the applicable protective features of the 2017 Warrants and properly adjusted the exercise price, if Empery were to prevail on all claims, the new adjusted total number of warrant shares could be as follows: 319,967 warrant shares for Empery Asset Master, Ltd., 159,869 warrant shares for Empery Tax Efficient, LP and 252,672 warrant shares for Empery Tax Efficient II, LP, and the exercise price could be reduced from $3.66 to $1.57 per share. On March 9, 2020, the Company filed a motion for summary judgment, which was denied by order of the Court entered on August 20, 2020, except for the second claim for relief for declaratory judgment which was dismissed as moot. On October 1, 2020, the Company filed a Notice of Appeal and a motion seeking leave to reargue, and upon reargument, requesting that the Court grant summary judgment dismissing claims for breach of section 3(b) and reformation. The Court denied reargument on January 15, 2021. Appeal of the order denying the motion for summary judgment is pending. Trial is presently scheduled for April 19, 2021. The Company has several meritorious defenses against the claims and intends to vigorously defend itself. However, the ultimate resolution of the matter, if unfavorable, could result in a material loss.

On December 18, 2019, the Company terminated the Circassia Agreement pursuant to which the Company had granted Circassia an exclusive royalty-bearing license to distribute, market and sell the Company’s NO generator and delivery system in the United States and China. As previously described in Note 9, Circassia had agreed to pay the Company certain milestone and royalty payments for the marketing rights of the Company’s PPHN indication, if approved and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. The Company terminated the Circassia Agreement pursuant to section 13.3(b) thereof, which provides for termination by either party upon the other party’s material breach or default. In connection with the termination of the Circassia Agreement, we may be subject to a variety of claims. Adverse outcomes in some or all of these claims, if filed, may adversely affect our ability to conduct business and our financial condition and results of operations.

NOTE 14 SUBSEQUENT EVENTS

In January 2021, the Company received approximately $9.7 million net proceeds from the sale of shares through its ATM facility, and the LPC new agreement and through the exercise of warrants.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q to the “Company,” “we,” “our,” or “us” mean Beyond Air, Inc. and its subsidiaries except where the context otherwise requires.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective product candidates and products, product approvals, timing of our clinical development activities, research and development costs, timing and likelihood of success, and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “expect,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar conditional expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report on Form 10-Q titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-K, as well as the following:

-	our status as a development-stage company and our expectation to incur losses in the future;

-	our future capital needs and our need to raise additional funds;

-	our ability to obtain FDA approval of the PMA for the LungFit™ system;

-	our ability to build a pipeline of product candidates and develop and commercialize products;

-	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;

-	our ability to maintain our existing or future collaborations or licenses;

-	our ability to protect and enforce our intellectual property rights;

-	federal, state, and foreign regulatory requirements, including the FDA regulation of our product candidates;

-	our ability to obtain and retain key executives and attract and retain qualified personnel;

-	our ability to successfully manage our growth; and

-	our ability to address business disruption and related risks resulting from the recent pandemic of COVID-19, which could have a material adverse effect on our business plan.

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

Beyond Air, Inc. the Beyond Air logo, and other trademarks or service marks of Beyond Air, Inc. appearing in this Quarter Report are the property of Beyond Air, Inc. This Quarterly Report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a clinical-stage medical device and biopharmaceutical company developing a nitric oxide (“NO”) generator and delivery system (the “LungFit™ system”) that is capable of generating NO from ambient air. The LungFit™ platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit™ can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. We believe that LungFit™ can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit™ platform can potentially address. Our current areas of focus with LungFit™ are persistent pulmonary hypertension of the newborn (“PPHN”), severe acute respiratory syndrome coronavirus 2 (“SARS CoV-2”), acute viral pneumonia (“AVP”), bronchiolitis (“BRO”) and nontuberculous mycobacteria (“NTM”) lung infection Our current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, (the “FDA”), as well as similar regulatory agencies in other countries or regions. If approved, our system will be marketed as a medical device in the United States.

An additional focus of ours is solid tumors. For this indication the LungFit™ platform is not utilized due to the ultra-high concentrations of gaseous nitric oxide (“gNO”) used. We have developed a delivery system that can safely deliver gNO concentrations in excess of 10,000 ppm directly to a solid tumor. This program is in pre-clinical development and will require approval from the FDA or similar agencies in other countries to enter human studies.

With respect to PPHN, our novel LungFit™ PH is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low-concentration NO) for ventilated patients. We believe LungFit™ PH’s ability to generate NO from ambient air provides Beyond Air many competitive advantages over the current approved NO delivery systems in the U.S., European Union, Japan and other markets. For example, LungFit™ PH does not require the use of a high-pressure cylinder, does not require cumbersome purging procedures and places less burden on hospital staff in carrying out safety procedures.

On November 10, 2020 we submitted a premarket approval (“PMA”) application to the FDA for the use of LungFit PH in PPHN. There is a standard 180 day review process, and we anticipate an FDA response by mid-May 2021, though the FDA may have delays due to the ongoing COVID-19 pandemic. We also expect to make certain regulatory filings outside of the U.S. this year. According to the 2019 year-end report from Mallinckrodt Pharmaceuticals, aggregate sales of low concentration NO in the U.S. were in excess of $500 million in 2019. Sales outside of the U.S., where there are multiple market participants, sales were considerably lower than in the U.S. We believe the U.S. sales potential of the LungFit™ PH in PPHN to be greater than $300 million and worldwide sales potential to be greater than $600 million. If regulatory approval is obtained, we anticipate a product launch in both the U.S. and Israel in 2021 and will continue to launch globally throughout 2021 and beyond.

Our novel LungFit™ platform can deliver a high concentration of NO to the lungs, which we believe has the potential to eliminate microbial infections including bacteria, fungi, and viruses, among others. We believe current FDA-approved NO vasodilation treatments would have limited success in treating microbial infections given the low concentrations of NO being delivered. Given that NO is produced naturally by the body as an innate immunity mechanism at a concentration of 200 ppm, supplemental high dose NO should aid in the body’s fight against infection. Based on our clinical studies, we believe that 150 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, neither the FDA nor equivalent regulatory agencies in other countries or regions have approved any NO formulation and/or delivery system for 150 ppm NO or higher.

SARS CoV-2 has caused a global pandemic with widespread impact across many countries. We initiated a pilot study in late 2020 using our novel LungFit™ PRO system at 150 ppm to treat patients with acute viral pneumonia, including SARS-CoV-2. The ongoing trial is a multi-center, open-label, randomized clinical trial in Israel with planned enrollment up to 90 adult patients, with an emphasis on patients infected with SARS-CoV-2. Patients are randomized in a 1:1 ratio to receive inhalations of 150 ppm NO given intermittently for 40 minutes four times per day for up to seven days in addition to standard supportive treatment (NO+SST); or standard supportive treatment alone (SST). Endpoints related to safety, oxygen saturation, fever and ICU admission, among others, will be assessed. We expect interim data in Spring 2021. There approximately 350,000 annual viral pneumonia hospitalizations in the US, and 16 million annual viral pneumonia hospitalizations globally. For the broader acute viral pneumonia indication, we believe U.S. sales potential to be greater than $1.5 billion and worldwide sales potential to be greater than $3 billion.

With respect to NTM, in December 2020 we began a 12-week, multi-center, open-label clinical trial in Australia and we plan to enroll approximately 20 adult patients with chronic refractory NTM lung disease. The trial is enrolling both cystic fibrosis (“CF”) and non-CF patients infected with Mycobacterium avium complex (“MAC”) or Mycobacterium abscessus complex (MABSC). The study consists of a run-in period followed by two treatment phases. The run-in period provides a baseline for the efficacy endpoints, such as patient physical function and bacterial load. The first treatment phase takes place over a two week period and begins in the hospital setting where patients will be titrated from 150 ppm NO up to 250 ppm NO over several days. During this phase patients receive NO for 40 minutes, four times per day while methemoglobin and nitrogen dioxide (NO2) levels are monitored. Patients are then trained to use LungFit™ GO and subsequently discharged to complete the remaining portion of the two week treatment period at their home at the highest tolerated NO concentration. For the second treatment phase, a 10-week maintenance phase, the administration is twice daily. The study is evaluating safety, quality of life, physical function, and bacterial load among other parameters, as compared to baseline measurements.

We anticipate reporting interim data in mid-2021, and release top-line results for the full data set approximately six months later. If the trial is successful, we would anticipate commencing a pivotal study towards the end of 2022. For this indication, we believe U.S. sales potential to be greater than $1 billion and worldwide sales potential to be greater than $2.5 billion.

NTM lung infection is a rare and serious pulmonary disease associated with increased morbidity and mortality. Patients with NTM lung disease may experience a multitude of symptoms such as fever, weight loss, cough, lack of appetite, night sweats, blood in the sputum and fatigue. Patients with NTM lung disease, specifically abscessus (represents 20-25% of all NTM) and other forms of NTM that are refractory to antibiotic therapy, frequently require lengthy and repeated hospital stays to manage their condition. There are no treatments specifically indicated for the treatment of NTM abscessus lung disease in North America, Europe or Japan. There are approximately 50,000 patients diagnosed with NTM in the U.S. In Asia, the number of patients suffering from NTM surpasses what is seen in the U.S. There is one inhaled antibiotic approved in the U.S. for the treatment of refractory NTM MAC. Current guideline-based approaches to treat NTM lung disease involve multi-drug regimens of antibiotics that may cause severe, long lasting side effects, and treatment can be as long as 18 months or more. Median survival for NTM MAC patients is approximately 13 years while median survival for patients with other variations of NTM is typically 4.6 years4. The prevalence of human disease attributable to NTM has increased over the past two decades. In a study conducted between 2007 and 2016, researchers found that the prevalence of NTM in the U.S. is increasing at approximately 7.5% per year. NTM abscessus treatment costs are estimated to be more than double that of NTM MAC. In total, a 2015 publication from co-authors from several U.S. government departments stated annual cases in 2014 cost the U.S. healthcare system approximately $1.7 billion.

Our bronchiolitis program is currently on hold due to the COVID-19 pandemic. The pivotal study for bronchiolitis was originally set to be performed in the winter of 2020/21 but was delayed due to the pandemic. We have completed three successful pilot studies in infants for bronchiolitis. Data from the most recent study was presented at the 2020 annual meeting of The American College of Chest Physicians (CHEST). The trial was a double blind, controlled trial in infants hospitalized due to bronchiolitis with three arms and 89 subjects randomized 1:1:1 to standard supportive therapy (SST), SST plus 85 ppm NO and SST plus 150 ppm NO. There were no serious adverse events (SAE’s) related to NO therapy. The 150 ppm arm was statistically significant when compared to both the control arm and the 85 ppm arm on the primary endpoint of fit for discharge from the hospital and the key secondary endpoint of hospital length of stay, and statistically significant from the control arm for time to achieving oxygen saturation on room air of > 92%. The 85 ppm was no different from control on all endpoints. We believe the U.S. sales potential to be greater than $500 million and worldwide sales potential to be greater than $1.2 billion.

Bronchiolitis is the leading cause of hospital admission in children less than 1 year of age. The incidence is estimated to be 150 million new cases a year worldwide, with 2-3% (over 3 million) of them severe enough to require hospitalization. Worldwide, 95% of all cases occur in developing countries. In the U.S., there are more than 120,000 annual bronchiolitis hospitalizations and approximately 3.2 million annual child hospitalizations globally. Currently, there is no approved treatment for bronchiolitis. The treatment for acute viral lung infections that cause bronchiolitis in infants is largely supportive care and is based primarily on prolonged hospitalization during which the infant receives a constant flow of oxygen to treat hypoxemia, a reduced concentration of oxygen in the blood. In addition, systemic steroids and inhalation with bronchodilators are sometimes utilized until recovery, but we believe these treatments do not successfully reduce hospital length of stay.

Our program in chronic obstructive pulmonary disease (COPD) is in the pre-clinical stage and will remain there, subject to our obtaining additional financing.

For our solid tumor program, we have released pre-clinical data at several medical/scientific conferences showing the promise of delivering NO at concentrations of 20,000 ppm – 200,000 ppm directly to tumors. Results showed that local tumor ablation with NO conveyed anti-tumor immunity to the host. In our most recent release of data, 8 of 11 mice treated with 25,000 ppm NO were resistant to a subsequent tumor challenge and 11 of 11 mice treated with 50,000 ppm NO were resistant. Pre-clinical work will continue throughout most of 2021 with a goal of initiating a first-in-human trial before the end of 2021.

The development of our product candidates could be further disrupted and adversely affected by the ongoing COVID-19 pandemic. We have addressed the impact COVID-19 may have on our business plans and our ability to conduct the preclinical studies and clinical trials as well as on our reliance on third-party manufacturing and our supply chain. However, there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are still uncertain and cannot be predicted at this time. As a consequence of the global pandemic, we experienced significant delays in the supply chain for LungFit™ due to the redundancy in parts and suppliers with ventilator manufacturing.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2020 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Use of Estimates,

●	Revenue Recognition,

●	Research and development expenses,

●	Stock-based compensation expenses, and

●	Income Taxes

Off-Balance Sheet Arrangements

In August 2020, we entered into an operating lease to move our corporate office to another location in Garden City, New York. The lease term is for 10.5 years with lease payments aggregating approximately $2,036,000. It is expected that we will move into this space in April 2021, at which time we will record the operating lease liabilities and corresponding right-of-use assets on the balance sheet pursuant to ASU 2016-02.

Results of Operations

Below are the results of operations for the three months ended December 31, 2020 and December 31 2019:

	For the Three Months Ended
	December 31,
	2020	2019

License revenues	$148,794	$314,379

Operating expenses:

Research and development	3,294,102	2,580,622
General and administrative	2,471,065	2,471,714
Operating expenses	5,765,167	5,052,336

Operating loss	(5,616,373)	(4,737,957)

Other income (loss)
Realized and unrealized gain from marketable securities	-	314,889
Dividend and interest income	378	25,692
Interest expense	(157,960)	-
Foreign exchange gain (loss)	6,147	1,765
Other loss	(1,843)	-
Total other (loss) income	(153,278)	342,346

Net loss	$(5,769,651)	$(4,395,611)

Deemed dividend from warrant modification	-	(522,478)

Net loss attributed to common shareholders	$(5,769,651)	$(4,919,089)

Net basic and diluted loss per share	$(0.33)	$(0.43)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	17,609,328	11,398,413

Comparison of Three Months Ended December 31, 2020 with the Three Months Ended December 31, 2019

License revenue

License revenue for the three months ended December 31, 2020 was $148,749 as compared to $314,379 for the three months ended December 31, 2019. The primary decrease of $165,360 was due to the increase in time to amortize the revenue. On January 23, 2019, we entered into an agreement for commercial rights (the “Circassia Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States. We are recognizing revenue based upon the second performance obligation, which is for the ongoing support associated with the PMA submission and regulatory approval by the FDA, valued at $2,871,063. Such amount was recorded as deferred revenue to be recognized over a period of time from the commencement of the agreement to when management expects to submit the PMA. As of December 31, 2020, and March 31, 2020, deferred revenue was $145,628 and $873,190, respectively. On December 18, 2019, we terminated the Circassia Agreement pursuant to which we had granted Circassia an exclusive royalty-bearing license to distribute, market and sell our NO generator and delivery system in the United States and China.

Research and development expenses

Research and development expenses for the three months ended December 31, 2020 was $3,294,102 as compared to $2,580,622 for the three months ended December 31, 2019. The increase of $713,480 was primarily attributed to the initiation of the NTM open-label clinical trial and the viral pneumonia clinical trial, along with associated increases in salaries and employee benefits, offset by the completion of animal toxicology studies with LungFit™, which both showed no macroscopic or microscopic findings and the Bronchiolitis program being put on hold due to the pandemic.

General and administrative expenses

General and administrative expense for the three months ended December 31, 2020 was $2,471,065 as compared to $2,471,714 for the three months ended December 31, 2019.

Other income (loss)

Other income (loss) for the three months ended December 31, 2020 was $(153,293) as compared $342,346 for the three months ended December 31, 2019. For the three months ended December 31, 2020, we incurred interest expense including amortization of debt discount and deferred financing expense of $157,960. Other income loss for the three months ended December 31, 2019 was primarily from the realized and unrealized gain from marketable equity securities of $314,889.

Below are the results of operations for the nine months ended December 31, 2020 and December 31, 2019:

Comparison of Nine Months Ended December 31, 2020 with the Nine Months Ended December 31, 2019

	For the Nine Month Ended
	December 31,
	2020	2019

License revenues	$727,562	$1,587,450

Operating expenses:

Research and development	10,773,192	7,754,125
General and administrative	7,134,090	6,719,144
Operating expenses	17,907,282	14,473,269

Operating loss	(17,179,720)	(12,885,819)

Other income (loss)
Realized and unrealized loss from marketable securities	-	(1,849,624)
Dividend and interest income	16,241	59,759
Interest expense	(480,234)	-
Foreign exchange gain	468	1,512
Total other loss	(463,525)	(1,788,353)

Net loss	$(17,643,245)	$(14,674,172)

Deemed dividend from warrant modification	-	(522,478)

Net loss attributed to common shareholders	$(17,643,245)	$(15,196,650)

Net basic and diluted loss per share	$(1.03)	$(1.46)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	17,086,871	10,437,690

License revenue

License revenue for the nine months ended December 31, 2020 was $772,562 as compared to $1,587,450 for the nine months ended December 31, 2019. The primary decrease of $814,818 was due to the increase in time to amortize the revenue. On January 23, 2019, we entered into the Circassia Agreement for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States. As of December 31, 2020 and March 31, 2020, deferred revenue was $145,628 and $873,190, respectively. On December 18, 2019, we terminated the Circassia Agreement pursuant to which we had granted Circassia an exclusive royalty-bearing license to distribute, market and sell our NO generator and delivery system in the United States and China.

Research and development expenses

Research and development expenses for the nine months ended December 31, 2020 was $10,773,192 as compared to $7,754,125 for the nine months ended December 31, 2019. The increase of $3,019,067 was primarily attributed to the initiation of our acute viral pneumonia program that includes COVID-19, the start of our at-home NTM lung infections study, pandemic related expense increase that led to the successful submission of our LungFit PH PMA, as well as associated increases in employee compensation, offset mainly by the completion of animal toxicology studies.

General and administrative expenses

General and administrative expense for the nine months ended December 31, 2020 was $7,134,090 as compared to the nine months ended December 31, 2019 of $6,719,144. The increase of $414,946 was primarily attributed to an increase in insurance costs and employee compensation, offset by a decrease in professional fees.

Other income (loss)

Other loss for the nine months ended December 31, 2020 was $463,525 as compared $1,788,353 for the nine months ended December 31, 2019. For the nine months ended December 31, 2020, we incurred interest expense including amortization of debt discount and deferred financing expense of approximately $480,234. Other loss for the nine months ended December 31, 2019 was primarily from the realized and unrealized loss from marketable equity securities of $1,849,624.

Cash Flows

Below is a summary of our cash flows activities for the nine months ended December 31, 2020 and December 31, 2019:

	Nine Months Ended
	December 31,
	2020	2019

Net cash provided by (used in):
Operating activities	$(14,070,135)	$(10,390,620)
Investing activities	(870,457)	(8,035,169)
Financing activities	12,129,490	19,845,178
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,811,102)	$1,419,389

Operating Activities

For the nine months ended December 31, 2020, cash used in operating activities was $14,070,135 which was primarily due to our net loss of $17,643,245, along with a reduction in accounts payable of $1,031,922, offset by non-cash stock-based compensation expense of $4,056,131. For the nine months ended December 31, 2019, the net cash used in operating activities was $10,390,620 which was due primarily to our net loss of $14,674,172 and a non-cash decrease of $1,587,450 in deferred revenue offset by non-cash stock-based compensation expense of $2,569,508, an unrealized and realized loss on marketable securities of $1,849,624, and an increase in accounts payable of $849,624.

Investing Activities

For the nine months ended December 31, 2020, net cash used in investing activities was $870,457, primarily from the purchase of property and equipment. For the nine months ended December 31, 2019 net cash used in investing activities was $8,035,169, primarily from the net purchases of marketable securities of $8,006,921.

Financing Activities

Net cash provided by financing activities for the nine months December 31, 2020 was $12,129,490. This was primarily from the net proceeds for the issuance of common stock related to the New Stock Purchase Agreement with LPC, the issuance of common stock in connection with an at-the-market equity offering (the “ATM”), and proceeds from the issuance of common stock related to warrant exercises and options. Net cash provided by financing activities for the nine months ended December 31, 2019 was $19,845,178, primarily from the net proceeds an underwritten offering, a private placement, and the issuance and sales of common stock to LPC.

Liquidity and Capital Resources

Overview

We have incurred losses and generated negative cash flows from operations since inception. To date, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products until regulatory approval is received for our product candidates. Since the time we became public through December 31, 2020, we have funded our operations principally through the issuance of equity securities and debt. As shown in the accompanying financial statements, we have an operating cash flow decrease of $14.1 million for the nine months ended was December 31, 2020 and we had an accumulated loss of $75.2 million since inception through December 31, 2020. The Company has cash, cash equivalent and restricted cash of $22.7 million as of December 31, 2020. We believe that our cash, cash equivalents as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of filing these financial statements.

The Company’s future capital needs and the adequacy of its available funds beyond one year will depend on many factors, including, but not necessarily limited to, the cost and time necessary for the development, clinical studies and regulatory approval of the Company’s other medical device, indications as well as the commercial success of the Company’s first product for PPHN, assuming PMA approval. The Company may be required to raise additional funds through sale of equity or debt securities or through strategic collaboration and/or licensing agreements in order to fund operations until we are able to generate enough product or royalty revenues, if any. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could have a material adverse effect on our strategic objectives, results of operations and financial condition.

However, we will need to raise substantial additional financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our shareholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

On March 17, 2020, we entered into a facility agreement with certain lenders pursuant to which the lenders shall loan to up to $25,000,000 in five tranches of $5,000,000 per tranche at our option, provided however that we may only utilize tranches three through five following FDA approval of LungFit™ PH. The loan(s) are unsecured with an interest rate of 10% per annum which is paid quarterly and may be prepaid with certain prepayment penalties. The effective interest rate for this loan is 13.3% per year. Each tranche shall be repaid in installments commencing June 15, 2023 with all remaining amounts outstanding under any tranche due on March 17, 2025.

On April 2, 2020, we entered into the ATM for $50 million and utilized our shelf registration statement. We may sell shares of our common stock having aggregate sales proceeds of up to $50,000,000 from time to time in this offering. If shares are sold, there is a three percent fee paid to the sales agent. There is a balance of approximately $44.3 million available under the ATM as of December 31,2020.

On May 14, 2020, we entered into a $40 million New Stock Purchase Agreement with LPC, that replaced the existing $20 million purchase agreement from August 2018. The New Stock Purchase Agreement provides for the issuance of up to $40 million of our common stock which we may sell from time to time in our sole discretion to LPC over the next 36 months, subject to the conditions and limitations in the New Stock Purchase Agreement. There is a balance of approximately $34.8 million available under the New Stock Purchase Agreement as of December 31,2020.

Our ability to continue to operate is dependent upon the approval of our PMA for PPHN, expected timing of the launch of our product, obtaining partners in other parts of the world, timing of future milestones and royalties, raising additional funds to finance our activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. Further, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our ability to continue to operate beyond one year from the issuance of these financial statements is dependent upon raising additional funds to finance its activities.

There are numerous risks and uncertainties associated with the development of our NO delivery system, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidate.

Our future capital requirements will depend on many factors, including:

●	the effects of the COVID-19 pandemic on our business, the medical community and the global economy;

●	the progress and costs of our preclinical studies, clinical trials and other research and development activities;

●	the costs of commercializing the LungFit™ system, if approved;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the costs and timing of obtaining regulatory approval for our product candidates;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs of, and timing for, strengthening our manufacturing agreements for production of sufficient clinical quantities of our product candidate;

●	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally;

●	the costs of acquiring or undertaking the development and commercialization efforts for additional, future therapeutic applications of our product candidate;

●	the magnitude of our general and administrative expenses; and

●	any cost that we may incur under current and future in-and out-licensing arrangements relating to our product candidate.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are not required to provide the information under this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”), filed a complaint in the Supreme Court of the State of New York (the “Court”), relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017 (the “Empery Suit”). The Empery Suit alleges that, as a result of certain circumstances in connection with our February 2018 offering, the 166,672 warrants issued to Empery in January 2017 provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise. Empery seeks monetary damages and declaratory relief under theories of breach of contract or contract reformation predicated on mutual mistake.

While the Company believes that it has complied with the applicable protective features of the 2017 Warrants and properly adjusted the exercise price, if Empery were to prevail on all claims, the new adjusted total number of warrant shares could be as follows: 319,967 warrant shares for Empery Asset Master, Ltd., 159,869 warrant shares for Empery Tax Efficient, LP and 252,672 warrant shares for Empery Tax Efficient II, LP, and the exercise price could be reduced from $3.66 to $1.57 per share. On March 9, 2020, the Company filed a motion for summary judgment, which was denied by order of the Court entered on August 20, 2020, except for the second claim for relief for declaratory judgment which was dismissed as moot. On October 1, 2020, the Company filed a Notice of Appeal and a motion seeking leave to reargue, and upon reargument, requesting that the Court grant summary judgment dismissing claims for breach of section 3(b) and reformation. Appeal of the order denying the motion for summary judgment is pending. The Court denied reargument on January 15, 2021. Trial is presently scheduled for April 19, 2021. While the Company has several meritorious defenses against the claims, the ultimate resolution of the matter, if unfavorable, could result in a material loss.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see the information under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A.

Item 5. Other Information.

N/A.

ITEM 6. Exhibits.

Exhibit No.	Description

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

10.1*

Supply Agreement, dated July 30, 2020, by and between Beyond Air, Inc. and Spartronics Watertown, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 12, 2020 and incorporated herein by reference.

10.2*

Manufacture and Supply Agreement, dated August 6, 2020, by and between Beyond Air, Inc. and Medisize Ireland Limited, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 18, 2020 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the registrant has determined that the omitted information (i) is not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEYOND AIR, INC.

/s/ Steven Lisi
Date: February 9, 2021	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Beck
Date: February 9, 2021	Douglas Beck
Chief Financial Officer
(Principal Financial and Accounting Officer)

