Form 10-K/A
period 2021-03-31
Beyond Air, Inc.
filed 2021-07-23
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No.1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2021

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38892

BEYOND AIR, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3812456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 East Gate Blvd., Avenue, Suite 320 Garden City, NY	11530
(Address of principal executive offices)	(Zip Code)

516-665-8200

(Registrant’s telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	XAIR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]	No [X]

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

There were 23,267,649 shares of common stock outstanding as of June 30, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends Beyond Air, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2021, originally filed with the Securities and Exchange Commission, or SEC, on Thursday, June 10, 2021, or the Original Filing. We are amending and refiling Part III to include information required by Item 11 because our definitive proxy statement will not be filed within 120 days after March 31, 2021, the end of the fiscal year covered by our Annual Report on Form 10-K.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Item 11 and 12 Part IV and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original Filing.

Beyond Air, Inc.

TABLE OF CONTENTS

FORM 10-K/A

For the Year Ended March 31, 2021

PART III

ITEM 11. EXECUTIVE COMPENSATION

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our Board of Directors on its discussions, decisions and other actions. Our compensation committee reviews and approves corporate goals and objectives relating to the compensation of our Chief Executive Officer, evaluates the performance of our Chief Executive Officer in light of those goals and objectives and determines and approves the compensation of our Chief Executive Officer based on such evaluation. Our compensation committee has the sole authority to determine our Chief Executive Officer’s compensation. In addition, our compensation committee, in consultation with our Chief Executive Officer, reviews and approves all compensation for other officers, as well as the directors.

The compensation committee is authorized to retain the services of one or more executive compensation and benefits consultants or other outside experts or advisors as it sees fit, in connection with the establishment of our compensation programs and related policies.

The compensation committee has full authority to form and delegate authority to one or more subcommittees consisting solely of one or more members of the compensation committee as it deems appropriate from time to time. The compensation committee may delegate to the Chief Executive Officer or any other executive officer the authority to grant equity awards to employees of the Company who are not directors or officers of the Company, on such terms and subject to such limitations as the compensation committee may determine in compliance with Delaware corporate law.

Summary Compensation Table

The following table provides information regarding the compensation earned by our named executive officers for the years ended March 31, 2021 and March 31, 2020.

Name and Principal Position	Year	Salary Cost	Restricted Stock Awards (A)(C)	Option Awards (B)(C)	Total

Steven A. Lisi.	2021	$450,000	$-	$1,088,000	$1,538,000
Chief Executive Officer and Chairman of the Board	2020	$450,000	$546,535	$272,300	$1,268,835

Amir Avniel	2021	$400,000	$-	$544,000	$944,000
President, Chief Operating Officer and Director	2020	$400,000	$264,115	$155,600	$819,715

Douglas Beck, CPA	2021	$250,000	$-	$136,000	$386,000
Chief Financial Officer	2020	$250,000	$78,450	$77,800	$406,250

(A)

The fair market value of the restricted shares for stock-based expense is equal to the closing price of the Company’s stock at the date of grant based upon the total award. The restricted stock vests over five years.

(B)	This column represents the grant date fair value of the award in accordance with stock-based compensation rules under Accounting Standards Codification “(ASC”) Topic 718. For a more detailed discussion of the valuation model and assumptions used to calculate the fair value of each restricted stock award and option award, refer to Note 5 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021.

(C)	The respective agreements include a change of control provision that would automatically vest any unvested restricted stock or unvested stock options if triggered.

Employment Agreements with Executive Officers

Our employment agreements with our executive officers contain provisions standard for a company in our industry regarding non-competition, confidentiality of information and assignment of inventions.

Employment Agreement with Steven Lisi

On June 30, 2018, we entered into an employment agreement with Mr. Lisi to serve as our Chief Executive Officer with an annual salary of $450,000, subject to review of the compensation committee at least annually. In addition to his base salary, Mr. Lisi is eligible to receive a short-term incentive bonus equal to a percentage of his base salary in effect at the end of the fiscal year, based partially on performance weighted bonus objectives established for Mr. Lisi by the Board of Directors (which includes both corporate objectives and individual objectives) for the fiscal year, with such objectives to be discussed with Mr. Lisi prior to being established, and partially based on the discretion of the Board of Directors. The target bonus percentage each fiscal year is an amount equal to 60% of Mr. Lisi’s base salary in effect at the end of each fiscal year. However, the actual short-term incentive bonus as determined by the Board of Directors may range from 0% to higher than 100% of the base salary. Any short-term incentive bonus shall be paid on or before April 15 of the following year and may include cash, stock options and restricted stock awards. If paid in stock options or restricted stock awards, the short-term incentive bonus must be paid separately from, and independently of, any long-term equity incentive award. Pursuant to the employment agreement, Mr. Lisi is also eligible to receive awards of stock options or restricted stock grants as may be determined from time to time by the Board of Directors or the compensation committee of the Board of Directors. Pursuant to the terms and conditions of employment, Mr. Lisi received options to purchase 400,000 shares of our common stock at an exercise price of $4.25 per share. 25% of the options vested on June 30, 2018 and thereafter an additional 25% vested on December 31, 2018 and December 31st of each of the two ensuing years thereafter until the options vested in full. The options expire on the tenth anniversary of the date of grant and were fully vested as of March 31, 2021.

In the event of Mr. Lisi’s termination without “cause” or his resignation for “good reason”, as such terms are defined in his employment agreement, Mr. Lisi, subject to his execution and non-revocation of a release of claims and compliance with the restrictive covenants set forth in his employment agreement, will be entitled to (i) severance equal to twenty-four months of base salary, payable in a lump sum, (ii) a lump sum payment equal to 1.5 times that of the most recent earned short-term incentive award, (iii) all outstanding options and restricted common stock awards held by Mr. Lisi would automatically vest and (iv) provided Mr. Lisi timely elects to continue health care coverage under the Consolidated Omnibus Reconciliation Act of 1985 (COBRA), continued participation by Mr. Lisi and his eligible dependents in our standard group medical and dental plans until the earlier of (a) the end of the 18th month following Mr. Lisi’s termination and (b) the date Mr. Lisi secures subsequent employment with medical and dental coverage.

In the event of Mr. Lisi’s termination without “cause” or his resignation for “good reason”, in each case within three months prior to a “change of control”, as such term is defined in Mr. Lisi’s employment agreement, or within 18 months following a “change of control”, Mr. Lisi, subject to his execution and non-revocation of a release of claims and compliance with the restrictive covenants set forth in his employment agreement, will be entitled to (i) a one-time grant of 650,000 shares of our common stock, (ii) all outstanding options and restricted common stock awards held by Mr. Lisi would automatically vest and (iii) provided Mr. Lisi timely elects to continue health care coverage under COBRA, continued participation by Mr. Lisi and his eligible dependents in our standard group medical and dental plans until the earlier of (a) the end of the 24th month following Mr. Lisi’s termination and (b) the date Mr. Lisi secures subsequent employment with medical and dental coverage.

Mr. Lisi’s employment agreement contains restrictive covenants relating to non-disclosure of confidential information, assignment of inventions, and non-solicitation of employees and customers that runs for a period of one year following his termination of employment for any reason.

Employment Agreement with Amir Avniel

On June 30, 2018, we entered into an employment agreement with Mr. Avniel to serve as our President and Chief Operating Officer with an annual salary of $400,000, subject to review of the compensation committee at least annually. In addition to his base salary, Mr. Avniel is eligible to receive a short-term incentive bonus equal to a percentage of his base salary in effect at the end of the fiscal year, based partially on performance weighted bonus objectives established for Mr. Avniel by the Board of Directors (which includes both corporate objectives and individual objectives) for the fiscal year, with such objectives to be discussed with Mr. Avniel prior to being established, and partially based on the discretion of the Board of Directors. The target bonus percentage each fiscal year is an amount equal to 60% of Mr. Avniel’s base salary in effect at the end of each fiscal year. However, the actual short-term incentive bonus as determined by the Board of Directors may range from 0% to higher than 100% of the base salary. Any short-term incentive bonus shall be paid on or before April 15 of the following year and may include cash, stock options and restricted stock awards. If paid in stock options or restricted stock awards, the short-term incentive bonus must be paid separately from, and independently of, any long-term equity incentive award. Pursuant to the employment agreement, Mr. Avniel is also eligible to receive awards of stock options or restricted stock grants as may be determined from time to time by the Board of Directors or the compensation committee of the Board of Directors. Pursuant to the terms and conditions of employment, Mr. Avniel received options to purchase 250,000 shares of our common stock at an exercise price of $4.25 per share. 25% of the options vested on June 30, 2018 and thereafter an additional 25% vested on December 31, 2018 and December 31st of each of the two ensuing years thereafter until the options vested in full. The options expire on the tenth anniversary of the date of grant and the options were fully vested as of March 31, 2021.

In the event of Mr. Avniel’s termination without “cause” or his resignation for “good reason”, as such terms are defined in his employment agreement, Mr. Avniel, subject to his execution and non-revocation of a release of claims and compliance with the restrictive covenants set forth in his employment agreement, will be entitled to (i) severance equal to twenty-four months of base salary, payable in a lump sum, (ii) a lump sum payment equal to 1.5 times that of the most recent earned short-term incentive award, (iii) all outstanding options and restricted common stock awards held by Mr. Avniel would automatically vest and (iv) provided Mr. Avniel timely elects to continue health care coverage under COBRA, continued participation by Mr. Avniel and his eligible dependents in our standard group medical and dental plans until the earliest of (a) the end of the 18th month following Mr. Avniel’s termination and (b) the date Mr. Avniel secures subsequent employment with medical and dental coverage.

In the event of Mr. Avniel’s termination without “cause” or his resignation for “good reason”, in each case within three months prior to a “change of control”, as such term is defined in Mr. Avniel’s employment agreement, or within 18 months following a “change of control”, Mr. Avniel, subject to his execution and non-revocation of a release of claims and compliance with the restrictive covenants set forth in his employment agreement, will be entitled to (i) a one-time grant of 350,000 shares of our common stock, (ii) all outstanding options and restricted common stock awards held by Mr. Avniel would automatically vest and (iii) provided Mr. Avniel timely elects to continue health care coverage under COBRA, continued participation by Mr. Avniel and his eligible dependents in our standard group medical and dental plans until the earliest of (a) the end of the 24th month following Mr. Avniel’s termination and (b) the date Mr. Avniel secures subsequent employment with medical and dental coverage.

Mr. Avniel’s employment agreement contains restrictive covenants relating to non-disclosure of confidential information, assignment of inventions, and non-solicitation of employees and customers that runs for a period of one year following his termination of employment for any reason.

Employment Offer Letter Agreement with Douglas Beck

Pursuant to the terms of an employment offer letter agreement between the Company and Mr. Beck dated October 17, 2018. Mr. Beck will be paid an annual salary of $250,000 per year. In connection with the commencement of his employment, we issued Mr. Beck options to purchase 85,000 shares of common stock at an exercise price of $4.25 per share. The options vests over four years vest at 25%, per year and are 50% vested as of March 31, 2021. Under Mr. Beck’s offer letter his employment is at will. In the event of termination without cause or resignation for good reason he will be entitled to a severance equal to one month’s base salary for every six months employed by the Company not to exceed six months of base salary, payable in a lump sum, and we will continue to contribute to his health and dental benefits in the same proportion as during employment for the same duration as severance payments are made. In the event of a termination upon a “change of control”, as that term will be more fully defined in a superseding agreement, Mr. Beck will receive severance equal to six month’s base salary, we will continue to provide health and dental benefits in the same proportion as during employment for six months and all of his outstanding options and restricted common stock awards that have not vested as of the date of termination will automatically vest of the date of termination.

Option Awards Granted During the Year Ending March 31, 2021

On March 4, 2021, Messrs. Lisi, Avniel and Beck were granted options to purchase 200,000, 100,000 and 25,000 shares of our common stock, respectively, with an exercise price of $5.45 per share, which was equal to the closing price of our common stock on the date of grant. The options vest annually over four years commencing on December 31, 2021.

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under the 2013 Plan as of March 31, 2021

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders	1,947,500	$5.37	1,252,797	(3)
Equity compensation plans not approved by stockholders	2,229,999	$4.50	-
Total	4,177,499	$4.91	1,252,797

(1) Represents shares of com reserved for future issuance under the common stock issuable upon exercise of outstanding stock options under the 2013 Plan that were approved by our stockholders.

(2) Represents shares of common stock issuable upon exercise of outstanding stock options under the 2013 Plan that were not approved by our stockholders.

(3) Represents 502,797 shares of common stock reserved for future issuance under the 2013 Plan and 750,000 shares of common stock reserved for future issuance under the 2021 Employee Stock Purchase Plan.

Outstanding Equity Awards as of March 31, 2021

	Equity awards
Name	Date of Grant	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexcercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (5)
Steven A. Lisi	08/31/2018	400,000	(1)	-	-	4.25	08/13/2029	-	-
	03/31/2019	125,000	(2)	125,000	-	4.80	03/31/2029	-	687,500
	03/11/2020	17,500	(2)	52,500	-	5.32	03/11/2030	-	288,750
	03/04/2021	-	(2)	200,000	-	5.45	03/04/2031	-	1,100,000
	12/31/2018	-	(4)	-	-	-	-	52,800	290,400
	01/01/2019	-	(4)	-	-	-	-	7,200	39,600
	12/31/2019	-		-	-	-	-	83,600	459,800
	01/04/2020	-		-	-	-	-	12,400	68,200
Amir Avniel	02/20/2017	100,000	(3)	-	-	4.25	02/20/2027	-	-
	08/31/2018	250,000	(1)	-	-	4.25	08/13/2029	-	-
	03/31/2019	70,000	(2)	70,000	-	4.80	03/31/2029	-	385,000
	03/11/2020	10,000	(2)	30,000	-	5.32	03/11/2030	-	165,000
	03/04/2021	-	(2)	100,000	-	5.45	03/04/2031	-	550,000
	12/31/2018	-	(4)	-	-	-	-	22,800	125,400
	01/01/2019	-	(4)	-	-	-	-	7,200	39,600
	12/31/2019	-	(4)	-	-	-	-	40,400	222,200
	01/04/2020	-	(4)	-	-	-	-	11,600	63,800
Douglas Beck,	11/01/2018	42,500	(2)	42,500	-	4.25	11/01/2028	-	233,750
CPA	03/31/2019	7,500	(2)	7,500	-	4.80	03/31/2029	-	41,250
	03/11/2020	5,000	(2)	15,000	-	5.32	03/11/2030	-	82,500
	03/04/2021	-	(2)	25,000	-	5.45	03/04/2031	-	137,500
	12/31/2019	-	(4)	-	-	-	-	12,000	66,000

(1)	25% options vests immediately, 25% vests December 31, 2018, 25% vests each following December 31.

(2)	25% options vests on December 2019, 25% vests each following December 31.

(3)	Options vests over three years equally on a quarterly basis.

(4)	Restricted stocks vest 20% per year at the date of grant.

(5)	Market value was calculated based upon the stock price at the last trading day of the fiscal year ended March 31, 2021.

Director Compensation

Persons serving as both an Officer and a Director of the Company are only included in the Executive Compensation Table above for the year ended March 31, 2021.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1) (2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Steven A. Lisi	-	-	1,088,000	-	-	-	1,088,000
Amir Avniel	-	-	544,000	-	-	-	544,000

(1)

During the year ended March 31, 2021, Mr. Lisi received and Mr. Avniel received options to purchase 200,000 and 100,0000 shares of stock, respectively and each option expires in ten years from the date of grant.

(2)

This column represents the grant date fair value of the award in accordance with stock-based compensation rules under Accounting Standards Codification “(ASC”) Topic 718. For a more detailed discussion of the valuation model and assumptions used to calculate the fair value of each restricted stock award and option award, refer to Note 5 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021.

Elements of Non-Executive Director Compensation

Persons serving as Director of the Company are included in the Executive Compensation Table above for the year ended March 31, 2021.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1) (2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Dr. William Forbes	-	-	136,000	-	-	-	136,000
Ron Bentsur	-	-	136,000	-	-	-	136,000
Erick J. Lucera	-	-	136,000	-	-	-	136,000
Yoori Lee	-	-	136,000	-	-	-	136,000
Robert F. Carey	-	-	136,000	-	-	-	136,000

(1)	During the year ended March 31, 2020, each director on the Board of Directors received options to purchase 25,000 shares of stock and each option expires in ten years from the date of grant. Compensation expense was based upon the grant date fair value of the award in accordance with stock-based compensation rules under Accounting Standards Codification Topic determined under ASC Topic 718. As of March 31, 2021, the aggregate number of options held by each director on the Board of Directors was as follows: (i) 83,000 by Dr. Forbes; (ii) 99,000 by Mr. Bentsur; (iii) 95,000 by Mr. Lucera; (iv) 90,000 by Ms. Lee; and (v) 76,000 by Mr. Carey.

(2)	The respective agreements include a change of control provision that would automatically vest any unvested restricted stock or unvested stock options if triggered

Equity Compensation Plan Information

We maintain the Third Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance share awards, and other stock-based awards (collectively, the “stock awards”). Stock awards may be granted under the 2013 Plan to our employees, directors and consultants, other than incentive stock options which may only be granted to employees of the Company. The maximum number of shares of common stock available for issuance under the 2013 Plan is 5,600,000 shares.

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

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. Percentage computations are based on 23,267,649 shares of our common stock outstanding as of June 30, 2021.

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

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Outstanding Shares % (2)
5% Owners
Charles Mosseri Marlio	1,979,565	(3)	9.0
Executive Officers and Directors
Steven A. Lisi	1,632,321	(5)	6.8	(4)
Amir Avniel	826,8618	(6)	3.5	(4)
Ron Bentsur	263,186	(7)	1.1
Dr. William Forbes	27,605	(8)	*
Robert F. Carey	490,668	(9)	2.1
Erick Lucera	43,592	(10)	*
Yoori Lee	48,289	(11)	*
Douglas Beck, CPA	77,460	(12)	*
Executive Officers and Directors as a Group (Eight persons)	3,352,982		13.8

*	Less than one percent (1.0%).

(1)	The address of these persons, unless otherwise noted, is c/o Beyond Air, Inc., 825 East Gate Boulevard, Suite 320 Garden City, New York, 11530.

(2)	Shares of common stock beneficially owned and, except as limited by the Ownership Cap, the respective percentages of beneficial ownership of common stock includes for each person or entity shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person or entity that are currently exercisable or will become exercisable or convertible within 60 days following June 30, 2021. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.

(3)	Based, in part, on information provided on Schedule 13G/A filed with the SEC on May 4, 2021. Includes 108,816 shares of common stock issuable upon exercise of the warrants issued to Mr. Mosseri Marlio in connection with Facility Loan Agreement in March 2020.

(4)	The provisions of the warrants issued by the Company in its 2017 offering beneficially owned by the holder restrict the exercise of such warrants to the extent that, upon such exercise, the number of shares then beneficially owned by the holder and any other person or entities with which such holder would constitute a Section 13(d) “group” would exceed 4.99% (subject to an increase of such percentage to 9.99%) of the total number of our then-outstanding shares of common stock.

(5)	Includes 83,334 shares of common stock issuable upon exercise of the warrants issued to Mr. Lisi in the Company’s 2017 offering. Includes 542,500 vested options to purchase shares of common stock.

(6)	Includes 43,334 shares of common stock issuable upon exercise of the warrants issued to Mr. Avniel in the Company’s 2017 offering. Includes 43,000 vested options to purchase common stock and 32,666 shares of common stock held by Dandelion Investments Ltd., over which Mr. Avniel has sole voting and dispositive power.

(7)	Includes 50,000 shares of common stock issuable upon exercise of the warrants issued to Mr. Bentsur in the Company’s 2017 offering. Includes 30,750 vested options to purchase shares of common stock.

(8)	Includes 30,750 vested options to purchase common stock.

(9)	Includes 22,750 vested options to purchase common stock.

(10)	Includes 41,250 vested options to purchase common stock.

(11)	Includes 38,750 vested options to purchase common stock.

(12)	Includes 55,000 vested options to purchase common stock.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements. The following consolidated financial statements and related documents are filed as part of this report:

See Part II, Item 8 of our Annual Report on Form 10-K for the year ended March 31, 2021, which was originally filed with the SEC on June 10, 2021.

2.	Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

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

Date: July 23, 2021

BEYOND AIR, INC.

By:	/s/ Steven Lisi
Steven Lisi
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Lisi	Chairman and Chief Executive Officer (Principal	July 23, 2021
Steven Lisi	Executive Officer)

/s/ Douglas Beck	Chief Financial Officer (Principal Financial	July23, 2021
Douglas Beck	Officer) (and Principal Accounting Officer)

