Form 10-Q
period 2021-06-30
Beyond Air, Inc.
filed 2021-08-10
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of August 6, 2021, there were 23,947,879 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED JUNE 30, 2021

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$38,581,386	$34,630,682
Restricted cash	1,046,606	637,025
Grant receivable	-	425,000
Other current assets and prepaid expenses	1,325,064	1,530,096
Total current assets	40,953,056	37,222,803
Licensed right to use technology	365,158	374,686
Right-of-use lease assets	1,815,351	1,860,885
Property and equipment, net	897,550	928,842
Other assets	137,880	137,880
TOTAL ASSETS	$44,168,995	$40,525,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,261,777	$1,324,988
Accrued expenses	1,695,235	1,804,938
Operating lease liability	187,288	113,141
Loan payable	349,165	556,514
Total current liabilities	4,493,465	3,799,581

Long-term liabilities
Operating lease liability	1,720,389	1,789,461
Long-term debt, net	4,505,393	4,472,201
Total liabilities	10,719,247	10,061,243
Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 23,267,649 and 21,828,244 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	2,327	2,183
Treasury stock	(25,000)	(25,000)
Additional paid-in capital	120,677,112	110,948,477
Accumulated deficit	(87,204,691)	(80,461,807)
Total stockholders’ equity	33,449,748	30,463,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,168,995	40,525,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2021	2020

License revenue	$-	$229,161

Operating expenses
Research and development	2,741,041	4,331,814
General and administrative	3,850,265	2,494,014

Operating loss	(6,591,306)	(6,596,667)

Other income (loss)
Dividend income	706	14,985
Foreign exchange gain	9,859	1,275
Interest expense	(162,143)	(163,240)
Other	-	1,843
Total other loss	(151,578)	(145,137)

Net loss	$(6,742,884)	$(6,741,804)

Net loss per share – basic and diluted	$(0.31)	$(0.41)

Weighted average number of common shares outstanding – basic and diluted	21,945,235	16,529,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2021	21,828,244	$2,183	$(25,000)	$110,948,477	$(80,461,807)	$30,463,853
At-The-Market issuance of common stock, net	1,239,405	124	-	7,481,444	-	7,481,568
Issuance of common stock pursuant to a Purchase Agreement, net	200,000	20	-	1,031,280	-	1,031,300
Stock-based compensation				1,215,911		1,215,911
Net loss	-	-	-	-	(6,742,884)	(6,742,884)
Balance as of June 30, 2021	23,267,649	$2,327	$(25,000)	$120,677,112	$(87,204,691)	$33,449,748

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2020

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2020	16,056,360	$1,606	$(25,000)	$75,702,915	$(57,587,076)	$18,092,445
At-The-Market issuance of common stock, net	113,712	11	-	899,529	-	899,540
Issuance of common stock upon exercise of warrants	70,538	7		293,104		293,111
Issuance of common stock upon exercise of stock options	2,340	-	-	545	-	545
Issuance of common stock pursuant to a Purchase Agreement, net	568,605	57	-	3,641,623	-	3,641,680
Issuance of common stock to investor relations firm	30,000	3		242,097		242,100
Stock-based compensation				1,813,654		1,813,654
Net loss	-	-	-	-	(6,741,804)	(6,741,804)
Balance as of June 30, 2020	16,841,555	$1,684	$(25,000)	$82,593,467	$(64,328,880)	$18,241,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended June 30,
	2021	2020

Cash flows from operating activities
Net loss	$(6,742,884)	$(6,741,804)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	58,347	33,650
Amortization of licensed right to use technology	9,528	9,519
Stock-based compensation	1,215,911	1,815,654
Amortization of debt discount	33,192	33,192
Operating lease expense	50,608	1,483
Gain on cancellation of operating lease	-	(1,843)
Foreign currency adjustment	(9,859)	-
Deferred revenue	-	(229,161)
Changes in:
Grant receivable	425,000	-
Other current assets and prepaid expenses	205,032	(57,432)
Accounts payable	946,648	(335,893)
Accrued expenses	(109,701)	(12,830)
Net cash used in operating activities	(3,918,178)	(5,485,465)

Cash flows from investing activities
Purchase of property and equipment	(27,055)	(243,527)
Net cash used in investing activities	(27,055)	(243,527)

Cash flows from financing activities
Issuance of common stock in connection with a Purchase Agreement with Lincoln Park, At- The Market Equity Offering, private placement, net, exercise of warrants and stock options	8,512,867	4,834,877
Payment of loan	(207,349)	(125,779)
Net cash provided by financing activities	8,305,518	4,709,098

Increase (decrease) in cash, cash equivalents and restricted cash	4,360,285	(1,019,894)
Cash, cash equivalents and restricted cash at beginning of period	35,267,707	25,465,111
Cash, cash equivalents and restricted cash at end of period	$39,627,992	$24,445,217
Supplemental disclosure of non-investing activities
Right-of-use assets	$-	$236,700
Operating lease liability	$-	$236,700
Disposition of right-of-use asset	$-	$(17,426)
Disposition of operating lease liability	$-	$19,329
Stock issued to investor relations firm	$-	$242,100
Supplemental disclosure of cash flow items:
Interest paid	$136,032	$22,298
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND BUSINESS

Beyond Air, Inc. (together with its subsidiaries, “Beyond Air” or the “Company”) was incorporated on April 28, 2015. On June 25, 2019, our name was changed to Beyond Air, Inc. from AIT Therapeutics, Inc. We have the following wholly-owned subsidiaries:

Beyond Air Ltd. (“BA Ltd.”) incorporated on May 1, 2011 in Israel.

Beyond Air Australia Pty Ltd., incorporated on December 17, 2019 in Australia.

Beyond Air Ireland Limited, incorporated on March 5, 2020 in Ireland.

Beyond Air is a clinical-stage medical device and biopharmaceutical company developing a nitric oxide (“NO”) generator and delivery system (the “LungFit® system”) that is capable of generating NO from ambient air. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. Beyond Air believes that LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, the Company believes that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company current areas of focus with LungFit® are persistent pulmonary hypertension of the newborn (PPHN), acute viral pneumonia (AVP) including COVID-19, bronchiolitis (BRO) and nontuberculous mycobacteria (NTM) lung infection. The current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration (the “FDA”), CE marking conformity assessment by a notified body in the European Union, as well as similar regulatory agencies’ reviews or approvals, as well as similar regulatory agencies in other countries or regions. If approved, the Company’s system will be marketed as a medical device in the United States.

Liquidity Risks and Uncertainties

The Company used cash in operating activities of $3.9 million for the three months ended June 30, 2021, and has accumulated losses of $87.2 million. The Company had cash, equivalents and restricted cash of $39.6 million as of June 30, 2021. Based on management’s current business plan, the Company estimates it will have enough cash and liquidity sufficient to finance its operating requirements for at least one year from the date of filing these financial statements.

The Company’s future capital needs and the adequacy of its available funds will depend on many factors, including, but not necessarily limited to, the actual cost and time necessary for current and anticipated preclinical studies, clinical trials and other actions needed to obtain regulatory approval of the Company’s medical devices in development as well as the cost to launch the Company’s first product for PPHN, assuming approval of Beyond Air’s PMA. The Company may be required to raise additional funds through equity or debt securities offerings or strategic collaboration and/or licensing agreements in order to fund operations until it is able to generate enough product or royalty revenues, if any. Such financing may not be available on acceptable terms, or at all, and the Company’s failure to raise capital when needed could have a material adverse effect its strategic objectives, results of operations and financial condition.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND BUSINESS (continued)

Liquidity Risks and Uncertainties

The Company’s access to capital and liquidity currently includes the following:

a)	At-The-Market Equity Offering Sales Agreement (the “ATM”) for $50 million which approximately $29.9 million remained as of June 30, 2021, see Note 5.

b)	A $25 million unsecured loan with certain lenders to a facility agreement dated April 2, 2020 “the Facility Agreement”). The Company has drawn down the first of five tranches of $5 million and has the ability to draw down an additional $5 million tranche at any time prior March 17, 2022 as well as the ability to draw down the remaining $15 million in three subsequent tranches after FDA approval of LungFit® PH, see Note 12.

c)	A $40 million Stock Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”) dated as of May 14, 2020 of which approximately $28.2 million remains available as of June 30, 2021 with Lincoln Park Capital Fund, LLC (“LPC”), which provides for issuances through May 2023 at the Company’s discretion, see Note 5.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2021 (the “2021 Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 10, 2021 and amended on July 23, 2021. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the 2021 Annual Report on Form 10-K.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of all of the Company’s subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its significant estimates including accruals for expenses under consulting, licensing agreements, and clinical trials, stock-based compensation, and the determination of deferred tax attributes and the valuation allowance thereon.

Other Risks and Uncertainties

The Company is subject to risks common to medical device and development stage companies including, but not limited to, new technological innovations, regulatory approval, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of products and the potential need to obtain additional financing. The Company is dependent on third-party suppliers and, in some cases single-source suppliers.

The Company’s products require approval or clearance from the FDA prior to commencement of commercial sales in the United States. There can be no assurance that the Company’s products will receive all of the required approvals or clearances. Approvals or clearances are also required in foreign jurisdictions in which the Company may license or sell its products. If the Company is denied such approvals or clearances or such approvals or clearances are delayed, it may have a material adverse impact on the Company’s results of operations, financial position and liquidity. Further, there can be no assurance that the Company’s product will be accepted in the marketplace, nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all.

The development of the Company’s product candidates could be further disrupted and adversely affected by a resurgence of the COVID-19 pandemic. The Company experienced significant delays in the supply chain for LungFit® due to the redundancy in parts and suppliers with ventilator manufacturing which has since been remedied. The Company continuously assesses the impact COVID-19 may have on the Company’s business plans and its ability to conduct the preclinical studies and clinical trials as well as on the Company’s reliance on third-party manufacturing and our supply chain. However, there can be no assurance that the Company will be able to avoid part or all of any impact from COVID-19 or its consequences if a resurgence occurs.

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

As of June 30, 2021 and March 31, 2021, restricted cash consisted of $1,019,000 and $619,000 designated for a contract manufacturer, respectively. This cash is expected to be used for material and parts that require a long lead time.

The following table is the reconciliation of the presentation and disclosure of financial instruments as shown on the Company’s consolidated statements of cash flows:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$38,581,386	$23,808,900
Restricted cash	1,046,606	636,317
Total	$39,627,992	$24,445,217

Revenue Recognition

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligation(s) in the contract, (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation(s). At contract inception, the Company assesses the goods or services promised within each contract, assesses whether each promised good or service is distinct, and identifies those that are performance obligations.

The Company uses judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company also uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on an estimated stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under contract are satisfied. Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a license arrangement, they are recorded as contract liabilities and recognized as revenue when (or as) the underlying performance obligation is satisfied.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Grant receivable

Under a collaboration arrangement with the Cystic Fibrosis Foundation, grant milestones are achieved subject to certain performance steps and requirements under a development program. Grant milestones are recorded as reimbursements against the applicable portion of the Company’s research and development expenses. Such reimbursements are reflected as a reduction of research and development expenses in the Company’s consolidated statements of operations, as the performance of research and development services for reimbursement is not considered to be an ongoing component or central to the Company’s operations.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company views its operations and manages its business as one segment.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Exchange Transactions

The Company’s subsidiaries have operations in Israel, Ireland, and in Australia. The Company’s operations are in the United States and the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. The Company translated its non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations as of June 30, 2021 and March 31, 2021 were not material. Gains or losses from foreign currency transactions are included in other income (expense) in the statement of operations as foreign currency exchange gain/(loss).

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Fair value for restricted stock awards is valued using the closing price of the Company’s common stock on the date of grant. The grant date fair value is recognized over the requisite service period during which an employee and non-employee is required to provide service in exchange for the award. The grant date fair value of employee and non-employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. Due to the Company’s limited trading history, the Company utilizes weighting of its historical volatility and the implied volatility based on an aggregate of guideline companies. The Company uses the simplified method to estimate the expected term.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Licensed Right to Use Technology

Licensed right to use technology that is considered platform technology with alternative future uses is recorded as an intangible asset and is amortized on a straight-line method over its estimated useful life, determined to be thirteen years, see Note 14.

The expected amortization expense for the next five years and thereafter is as follows for the year ended March 31,:

Remainder of 2022	$28,558
2023	38,077
2024	38,077
2025	38,077
2026	38,077
Thereafter	184,292
Total	$365,158

Long-Lived Assets

The Company assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers as potential triggers of an impairment review include the following:

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

 Recoverability of assets that will continue to be used in the Company’s operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimates of future costs. There were no events during the reporting periods that were deemed to be a triggering event that would require an impairment assessment.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2021 and March 31, 2021, the Company recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more-likely-than-not threshold.

The Company files U.S. federal, various state, and international income tax returns. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances. Such adjustment is reflected in the tax provision when appropriate. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of operations. Tax years 2017 through 2021 remain open to examination by federal and state tax jurisdictions. The Company files tax returns in Israel for which tax years 2015 through 2021 remain open. In addition, the Company files tax returns in Ireland and Australia and the tax years 2020 and 2021 remain open.

Net Income (Loss) Per Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing the net loss and deemed dividend from a warrant modification to common stockholders, if any, by the weighted average number of shares of common stock outstanding for the period. The dilutive effect of outstanding options, warrants, restricted stock and other stock-based compensation awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) attributed to common stockholders per share excludes all anti-dilutive shares of common stock. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because such shares of common stock are not assumed to have been issued if their effect is anti-dilutive, see Note 9.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Standards

There are no recently issued accounting standards that have been adopted in the current period or will be adopted in future periods that have had or are expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 3 FAIR VALUE MEASUREMENT

The Company’s financial instruments primarily include cash, cash equivalents, restricted cash, accounts payable, and the short-term loan. Due to the short-term nature of these financial instruments, the carrying amounts of these assets and liabilities approximate their fair value. The long-term debt approximates fair value due to the prevailing market conditions for similar debt with remaining maturity and terms.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2021	March 31, 2021

Clinical and medical equipment	$1,097,397	$1,074,353
Computer equipment	153,123	152,052
Furniture and fixtures	136,110	133,170
Leasehold improvements	21,840	21,840
	1,408,470	1,381,415
Accumulated depreciation and amortization	(510,920)	(452,573)
	$897,550	$928,842

Depreciation and amortization expense for the three months ended June 30, 2021 and June 30, 2020 was $58,347 and $33,650, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOKDERS’ EQUITY

On May 14, 2020, the Company entered into a Stock Purchase Agreement, which replaced the former $20 million purchase agreement with LPC from August 2018. The Stock Purchase Agreement provides for the issuance of up to $40 million of the Company’s common stock which the Company may sell from time to time in its sole discretion to LPC over 36 months, provided that the closing price of the Company’s common stock is not below $0.25 per share and subject to certain other conditions and limitations set forth in the Stock Purchase Agreement. For the three months ended June 30, 2021 and June 30 2020, the Company received net proceeds of $1,031,300 and $3,641,800 from the sale of 200,000 and 568,605 shares of common stock, respectively. As of June 30, 2021, there was $28.2 million available under the Stock Purchase Agreement.

On April 2, 2020, the Company entered into an ATM for $50 million utilizing the Company’s shelf registration statement on Form S-3. Under the ATM, the Company may sell shares of its common stock having aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the sales agreement. If shares of the Company’s common stock are sold, there is a three percent fee paid to the sales agent. For the three months ended June 30, 2021 and June 30, 2020, the Company received net proceeds of $7,481,567 and $899,540 from the sale of 1,239,405 and 113,712 shares of the Company’s common stock, respectively. As of June 30, 2021, there was $29.9 million available under the ATM.

Restricted Stock

The fair value for the restricted stock awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock vests annually over five years. Stock-based compensation related to these stock issuances for the three months ended June 30, 2021 and June 30, 2020 was $158,504 and $393,861, respectively. A summary of the change of the Company’s restricted stock awards for the period ended June 30, 2021 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2021	554,200	5.07
Forfeited	(8,000)	5.23
Unvested as of June 30, 2021	546,200	$5.07

Stock Option Plan

The Company’s Third Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. The vesting terms of the options issued under the 2013 Plan are generally four years and expires in ten years from the grant date. The 2013 Plan has 5,600,000 shares authorized for issuance. As of June 30, 2021 484,074 shares were available under the 2013 Plan.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

A summary of the Company’s options for the three months ended June 30, 2021, is as follows:

	Number Of Options	Weighted Average Exercise Price - Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value

Options outstanding as of April 1, 2021	4,185,097	$4.91	8.4	$2,609,100
Granted	65,000	5.26
Forfeited	(25,875)	5.11
Outstanding as of June 30, 2021	4,224,222	$4.93	8.0	$6,516,900
Exercisable as of June 30, 2021	1,901,479	$4.57	7.0	$3,597,100

As of June 30, 2021, the Company has unrecognized stock-based compensation expense of approximately $5,554,700 related to unvested stock options and which is expected to be expensed over the weighted average remaining service period of 2.4 years. The weighted average fair value of options granted was $4.05 and $5.09 per share during the three months ended June 30, 2021 and June 30, 2020, respectively. The following were utilized on the date of grant:

	June 30, 2021	June 30, 2020
Risk free interest rate	1.1%	0.5-.07%
Expected volatility	91.1-91.8%	87.8-92.5%
Dividend yield	0%	0%
Expected terms (in years)	6.25	5.28 -6.25

The following summarizes the components of stock-based compensation expense which include stock options and restricted stock for the three months ended June 30, 2021 and June 30, 2020, respectively

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020

Research and development	$364,551	$837,449
General and administrative	851,360	978,205

Total	$1,215,911	$1,815,654

On March 4, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan “the ESPP”. The purpose of the ESPP is to encourage and to enable eligible employees of the Company, through after-tax payroll deductions, to acquire proprietary interests in the Company through the purchase and ownership of shares of common stock. The ESPP is intended to benefit the Company and its stockholders by (a) incentivizing participants to contribute to the success of the Company and to operate and manage the Company’s business in a manner that will provide for the Company’s long-term growth and profitability and that will benefit its stockholders and other important stakeholders and (b) encouraging participants to remain in the employ of the Company. As of June 30, 2021 and March 31, 2021, there were no shares issued under the ESPP and 750,000 shares were available for future issuance under the ESPP.

Warrants

A summary of the Company’s outstanding warrants as of June 30, 2021 is as follows:

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

For the three months ended June 30, 2021, no warrants were exercised. For the three months ended June 30, 2020, 70,538 warrants exercised for $293,111.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 OTHER CURRENT ASSETS PREPAID EXPENSES

A summary of current assets and prepaid expenses is as follows:

	June 30, 2021	March 31, 2021
Research and development	$284,276	$271,727
Insurance	573,928	971,140
Professional	113,056	-
Value added tax receivable	106,210	41,272
Other	247,594	245,957
Total	$1,325,064	$1,530,096

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses is as follows:

	June 30, 2021	March 31, 2021
Research and development	$446,877	$584,802
Professional fees	710,549	708,800
Employee salaries and benefits	398,653	269,787
Other	139,156	241,549
Total	$1,695,235	$1,804,938

NOTE 8 LEASES

On April 1, 2019, the Company early adopted ASU No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”), which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The right-of use assets and operating lease liability are as follows:

	June 30, 2021	March 31, 2021

Right-of-use assets	$1,815,351	$1,860,885

Operating lease liability short-term	$187,288	$113,141
Operating lease liability long-term	1,720,389	1,789,461
Total	$1,907,677	$1,902,602

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

Other Information For The Three Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid	$31,861
Right-of-use assets obtained in exchange for new operating lease liabilities:	-
Weighted average remaining lease term — operating leases	9.0 years
Weighted average discount rate — operating leases	8.3%

Maturity of Lease Liabilities	Operating Leases
Payments remaining for the year ended March 31:
2022	$234,332
2023	328,475
2024	286,786
2025	277,451
2026	284,590
Thereafter	1,328,640
Total lease payments	2,740,274
Less: interest	(832,597)
Present value of lease liabilities	$1,907,677

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	June 30, 2021	June 30, 2020

Common stock warrants	3,433,623	5,103,186
Common stock options	4,224,222	3,173,249
Restricted stock	546,200	646,800

Total	8,204,045	8,923,235

NOTE 10 LICENSE AGREEMENT

On January 23, 2019, the Company entered into an agreement for commercial rights (the “Circassia Agreement”) with Circassia for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the Circassia Agreement. On May 25, 2021, the Company made a settlement with Circassia, see Note 14.

As of March 31, 2021, the Company has met its performance obligation under the Circassia Agreement and revenue therefrom has been previously recognized. License revenue of $0 and $229,161 associated with the Company’s second performance obligation has been recognized for the three months ended June 30, 2021 and June 30, 2020, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 GRANT COLLABORATON AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.17 million from the Cystic Fibrosis Foundation (“CFF”) to advance the clinical development of high concentration NO for the treatment of Nontuberculous Mycobacteria, or NTM pulmonary disease, which disproportionally affects cystic fibrosis (“CF”) patients. Under the terms of the grant agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot study. The grant provides milestones based upon the Company’s achieving performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The royalties are capped at four times the grant actually paid to the Company. For the three months ended June 30, 2021, the Company recognized $225,150 in reduction of research and development expenses and incurred $392,000 of related research and development costs.

NOTE 12 LONG-TERM LOAN

On March 17, 2020, the Company entered into the Facility Agreement for up to $25,000,000 with certain lenders in five tranches of $5,000,000 per tranche. Such tranches are at the option of the Company provided, however that the Company may only utilize tranches three through five following FDA approval of the LungFit® PH product. The loan(s) are unsecured with interest at 10% per year which is to be paid quarterly. The loans may be prepaid with certain prepayment penalties. The effective interest rate for this loan is 13.3% per year. Each tranche shall be repaid in installments commencing June 15, 2023 with all amounts outstanding under any tranche due on March 17, 2025. The Company received proceeds from the first tranche in fiscal year 2020. A lender who is over a five percent stockholder loaned the Company $3,160,000 of the first tranche and, as such, related party interest expense for the three months ended June 30, 2021 and June 30, 2020 was $79,000 and $79,000 (not including amortization of debt discount and deferred offering costs), respectively.

In connection with the first tranche, the Company issued, in March 2020, warrants to the lenders for the purchase of 172,826 shares of the Company’s common stock at $7.26 per share. The warrants expire in five years. There are additional warrant issuances associated with each tranche. If the second tranche of $5 million is utilized by the Company, the warrants that will be issued are up to twenty five percent of their commitment value divided by the five-day volume-weighted average price (“VWAP”) prior to utilization date. For tranches three to five, if any of these tranches are utilized by the Company, the warrants that will be issued are up to ten percent of its commitment value divided by the five-day VWAP. The Company allocated the fair market value of the warrants at the date of grant to stockholders’ equity and reflected a debt discount of $594,979. Debt discount and debt issuance costs are amortized over the life of the loan.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 LONG-TERM LOAN (continued)

A summary of the long-term loan balance is as follows:

	June 30, 2021	March 31, 2021
Face value of loan	$5,000,000	$5,000,000
Debt discount	(594,979)	(594,979)
Accretion of debt discount	156,685	123,493
Amortization of debt offering costs	14,750	14,750
Debt offering costs	(71,063)	(71,063)
Total	$4,505,393	$4,472,201

Maturity of Long-Term Loan	June 30, 2021

2022	$-
2023	500,000
2024	2,250,000
2025	2,250,000
Total	$5,000,000

NOTE 13 LOAN PAYABLE

As of June 30, 2021 and March 31, 2021 in connection with the Company’s insurance policy, a loan was used to finance part of the premium. The following details concerning each loan are as follows:

	June 30, 2021	March 31, 2021

Amount outstanding	$349,165	$556,514
Monthly payments	$70,396	$70,396
Number of monthly payments	9	9
Interest rate	3.2%	3.2%
Due date	November 2021	November 2021

NOTE 14 COMMITMENTS AND CONTINGENCIES

License and Other Agreements

On October 22, 2013, the Company entered into a patent license agreement (the “CareFusion Agreement”) with SensorMedics Corporation, a subsidiary of CareFusion Corp. (“CareFusion”), pursuant to which the Company agreed to pay to CareFusion a non-refundable upfront fee of $150,000 that is credited against future royalty payments, and is obligated to pay 5% royalties of any licensed product net sales, but at least $50,000 per annum during the term of the agreement. As of June 30, 2021, the Company has not paid any royalties to CareFusion since the Company has not received any revenues from the technology associated with the license under the CareFusion Agreement. The term of the CareFusion Agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the CareFusion Agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that the Company does not meet certain milestones.

In August 2015, BA Ltd. entered into an Option Agreement (the “Option Agreement”) with Pulmonox whereby BA Ltd. acquired the option to purchase certain intellectual property assets and rights. On January 13, 2017, the Company exercised the Option and paid $500,000 to Pulmonox. The Company becomes obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which the Company receives regulatory approval for the commercial sale of the first product candidate qualifying under the Option Agreement. These milestone payments are capped at a total of $87 million across three separate and distinct indications that fall under the Option Agreement, with the majority of them, approximately $83 million, being related to sales based on cumulative sales milestones for each of the three products.

On January 31, 2018, the Company and NitricGen, Inc. (“NitricGen”) entered into an agreement (the “NitricGen Agreement”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2,000,000 in future payments based upon the achievement of certain milestones, as defined in the NitricGen Agreement, and royalties on sales of LungFit®. The Company paid NitricGen $100,000 upon the execution of the NitricGen Agreement, $100,000 upon achieving the next milestone and issued 100,000 warrants to purchase the Company’s common stock valued at $295,000 upon executing the NitricGen Agreement. The remaining future milestone payments are $1,800,000 of which $1,500,000 is due six months after the first approval.

Employment Agreements

Certain agreements between the Company and its officers contain a change of control provision for payment of severance arrangements.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides twelve months’ notice of intent not to renew. In July 2020, the Company placed a non-cancellable purchase order and the outstanding amount remaining under the purchase order as of June 30, 2021 is approximately $1,054,000 with this supplier.

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

While the Company believes that it has complied with the applicable protective features of the 2017 Warrants and properly adjusted the exercise price, if Empery were to prevail on all claims, the new adjusted total number of warrant shares could be as follows: 319,967 warrant shares for Empery Asset Master, Ltd., 159,869 warrant shares for Empery Tax Efficient, LP and 252,672 warrant shares for Empery Tax Efficient II, LP, and the exercise price could be reduced from $3.66 to $1.57 per share. On March 9, 2020, the Company filed a motion for summary judgment, which was denied by order of the NY Supreme Court entered on August 20, 2020, except for the second claim for relief for declaratory judgment which was dismissed as moot. On October 1, 2020, the Company filed a Notice of Appeal and appeal of the NY Supreme Court’s denial of summary judgment remains pending. Trial of this matter was conducted from April 19, 2021 to April 21, 2021, and a decision was reserved pending post-trial briefing of various issues, which was fully submitted by June 30, 2021.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective product candidates and products, product approvals, timing of our clinical development activities, research and development costs, timing and likelihood of success, and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements express or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “expect,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar conditional expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report on Form 10-Q titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-K, as well as the following:

●	our status as a development-stage company and our expectation to incur losses in the future;

●	our future capital needs and our need to raise additional funds;

●	our ability to obtain FDA approval of the PMA for the LungFit® system;

●	our ability to build a pipeline of product candidates and develop and commercialize products;

●	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;

●	our ability to maintain our existing or future collaborations or licenses;

●	our ability to protect and enforce our intellectual property rights;

●	federal, state, and foreign regulatory requirements, including the FDA regulation of our product candidates;

●	our ability to obtain and retain key executives and attract and retain qualified personnel;

●	our ability to successfully manage our growth; and

●	our ability to address business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business plan.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Beyond Air, Inc. the Beyond Air logo, and other trademarks or service marks of Beyond Air, Inc. appearing in this Quarter Report on Form 10-Q are the property of Beyond Air, Inc. This Quarterly Report on Form 10-Q also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Introduction

We are a clinical-stage medical device and biopharmaceutical company developing a nitric oxide (“NO”) generator and delivery system (the “LungFit® system”) that is capable of generating NO from ambient air. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. We believe that LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s current areas of focus with LungFit® are PPHN, AVP including COVID-19, BRO and NTM lung infection. The Company’s current product candidates will be subject to premarket reviews and certifications or approvals by the U.S. Food and Drug Administration, (the “FDA”), as well as similar regulatory agencies in other countries or regions. If approved, the Company’s system will be marketed as a medical device in the United States.

An additional program of Beyond Air is solid tumors. For this indication the LungFit® platform is not utilized due to need for ultra-high concentrations of gaseous nitric oxide (“gNO”). We have developed a delivery system that can safely deliver gNO in excess of 10,000 ppm directly to a solid tumor. This program is in pre-clinical development and will require approval from the FDA or similar agencies in other countries to enter human studies. We expect to receive regulatory approval to enter a first in human trial by the end of calendar year 2021.

The LungFit® system generates NO from ambient air by simulating the electric discharge caused from a lightning strike. Beyond Air proprietary technology allows for this reaction to occur in a plasma chamber. We believe the on-demand delivery, either to a ventilator circuit or directly to a patient’s lungs, is safe due to the Company’s system design and the Company’s proprietary nitrogen dioxide (“NO2”) filter. The NO2 filter removes toxic NO2 for 12 hours when used for PPHN and shorter periods for treating other conditions that require NO concentrations of 150 ppm or more.

With respect to PPHN, Beyond Air’s novel LungFit® PH is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low-concentration NO) for ventilated patients. We believe the ability of LungFit® PH to generate NO from ambient air provides Beyond Air many competitive advantages over the current standard of NO delivery systems in the U.S., European Union, Japan and other markets. For example, LungFit® PH does not require the use of a high-pressure cylinder, does not require cumbersome purging procedures and places less burden on hospital staff in carrying out safety procedures.

The Company’s novel LungFit® platform can also deliver a high concentration (>150 ppm) of NO directly to the lungs, which we believe has the potential to eliminate microbial infections including bacteria, fungi, and viruses, among others. We believe current FDA-approved NO vasodilation treatments would have limited success in treating microbial infections given the low concentrations of NO being delivered (<100 ppm). Given that NO is produced naturally by the body as an innate immunity mechanism at a concentration of 200 ppm, supplemental high dose NO should aid in the body’s fight against infection. Based on the Company’s pre-clinical and clinical studies, we believe that 150 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, neither the FDA nor equivalent regulatory agencies in other countries or regions have approved any NO formulation and/or delivery system for >80 ppm NO.

LungFit® PH for the treatment of Persistent Pulmonary Hypertension of the Newborn

In November 2020 we submitted a premarket approval (“PMA”) application to the FDA for the use of LungFit® PH in PPHN. There is a standard 180-day review process that starts upon FDA acknowledgement of submission, though PMA reviews oftentimes take much longer, sometimes over a year or more. Moreover, the ongoing COVID-19 pandemic and an increased volume of submissions have led to longer review times by the FDA. We anticipate an FDA response towards the end of calendar third quarter of 2021. We also expect to receive CE Mark under the MDR in the European Union around the end of calendar year 2021. According to the most recent year-end report from Mallinckrodt Pharmaceuticals, sales of NO were $574.1 million in 2020 (up from $571.4 million in 2019) for the United States, Canada, Japan, Mexico and Australia, with >90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the U.S. sales potential of LungFit® PH in PPHN to be greater than $300 million and worldwide sales potential to be greater than $600 million. If regulatory approval is obtained, we anticipate a product launch in the U.S. in the fourth quarter of calendar 2021 and will continue to launch in the EU and globally in 2022 and beyond.

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

We initiated a pilot study in late 2020 using Beyond Air’s novel LungFit® PRO system at 150 ppm to treat patients with acute viral pneumonia (AVP), including COVID-19. The ongoing trial is a multi-center, open-label, randomized clinical trial in Israel, including patients infected with SARS-CoV-2. Patients are randomized in a 1:1 ratio to receive either inhalations of 150 ppm NO given intermittently for 40 minutes four times per day for up to seven days in addition to standard supportive treatment (“NO+SST”) or standard supportive treatment alone (“SST”). Endpoints related to safety (primary endpoint), oxygen saturation, and ICU admission, among others, will be assessed.

Beyond Air reported interim data from this ongoing trial at the American Thoracic Society or ATS International Conference 2021, which was held virtually from May 14 through May 19. At the time of the data cut off, the intent-to-treat (“ITT”) analysis population included 19 COVID-19 patients (9 NO + SST vs 10 SST). The data readout showed that 150 ppm NO treatment administered via LungFit® PRO was safe and well tolerated and demonstrated encouraging efficacy signals. From a safety perspective, there were no treatment-related, or possibly related, adverse events or severe adverse events. NO2 levels were below 4 ppm at all timepoints (trial safety threshold is 5 ppm) and methemoglobin (“MetHb”) levels were below 4% at all times (trial safety threshold is 10%). With respect to the requirement of oxygen support beyond hospital stay, 22.2% of subjects in the NO + SST group compared with 40% of control subjects had this requirement. There was an observable trend of shortening the duration of hospital stay and duration on oxygen support for treated patients. Additional detailed study results may be submitted for presentation at an upcoming scientific meeting.

Bronchiolitis (BRO)

Bronchiolitis is the leading cause of hospital admission in children less than 1 year of age. The incidence is estimated to be 150 million new cases a year worldwide, with 2-3% (over 3 million) of them severe enough to require hospitalization. Worldwide, 95%3 of all cases occur in developing countries. In the U.S., there are more than 120,000 annual bronchiolitis hospitalizations and approximately 3.2 million annual child hospitalizations globally. Currently, there is no approved treatment for bronchiolitis. The treatment for acute viral lung infections that cause bronchiolitis in infants is largely supportive care and is based primarily on prolonged hospitalization during which the infant receives a constant flow of oxygen to treat hypoxemia, a reduced concentration of oxygen in the blood. In addition, systemic steroids and inhalation with bronchodilators are sometimes utilized until recovery, but we believe that these treatments do not successfully reduce hospital length of stay. We believe the U.S. market potential for bronchiolitis to be greater than $500 million and worldwide market potential to be greater than $1.2 billion.

The Company’s BRO program is currently on hold due to the COVID-19 pandemic. The pivotal study for bronchiolitis was originally set to be performed in the winter of 2020/21 but was delayed due to the pandemic. We have completed three successful pilot studies for bronchiolitis. A further analysis of the three previously reported pilot studies was presented at the ATS International Conference 2021, which was held virtually from May 14 – May 19. Analysis across the studies (n=198 infants, mean age 3.9 months) showed that 150 – 160 ppm NO administered intermittently was generally safe and well tolerated with adverse event rates similar among treatment groups with no reported treatment-related serious adverse events. The short course of treatments with intermittent high concentration inhaled NO was effective in shortening hospital length of stay and accelerating time to fit for discharge – a composite endpoint of clinical signs and symptoms to indicate readiness to be evaluated for hospital discharge. This treatment was also effective in accelerating time to stable oxygen saturation – measured as SpO2 ≥ 92% in room air. Additionally, NO at a dose of 85 ppm NO showed no difference compared to control for all efficacy endpoints, while 150 ppm NO showed statistical significance when compared to control.

We believe that the entirety of data at 150-160 ppm NO in both adult and infant patient populations supports further development of LungFit® PRO in a pivotal study for patients hospitalized with viral pneumonia.

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

There are approximately 50,000 to 90,000 people with NTM infections in the U.S. In Asia, the number of patients suffering from NTM surpasses what is seen in the U.S. There is one inhaled antibiotic approved for the treatment of refractory Mycobacterium avium complex (“MAC”). Current guideline-based approaches to treat NTM lung disease involve multi-drug regimens of antibiotics that may cause severe, long lasting side effects, and treatment can be as long as 18 months or more. Median survival for NTM MAC patients is approximately 13 years while median survival for patients with other variations of NTM is typically 4.6 years. The prevalence of human disease attributable to NTM has increased over the past two decades. In a study conducted between 2007 and 2016, researchers found that the prevalence of NTM in the U.S. is increasing at approximately 7.5% per year. M. abscessus treatment costs are estimated to be more than double that of MAC. In total, a 2015 publication from co-authors from several U.S. government departments stated that annual cases in 2014 cost the U.S. healthcare system approximately $1.7 billion. For this indication, we believe U.S. sales potential to be greater than $1 billion and worldwide sales potential to be greater than $2.5 billion.

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

We anticipate reporting interim data in the fall of calendar year 2021, likely at a scientific conference. We will release top-line results for the full data set approximately six months later. If the trial is successful, we would anticipate commencing a pivotal study in the first half of calendar year 2023.

The Company’s program in chronic obstructive pulmonary disease (“COPD”) is in the pre-clinical stage and will remain there, subject to obtaining additional financing.

Ultra-High Concentration NO in solid tumors

For the Company’s solid tumor program, we have released pre-clinical data at several medical/scientific conferences showing the promise of delivering NO at concentrations of 20,000 ppm – 200,000 ppm directly to tumors. Results showed that local tumor ablation with NO conveyed anti-tumor immunity to the host. In the Company’s most recent release of data, 8 of 11 mice treated with a single administration of 25,000 ppm NO over 5 minutes were resistant to a subsequent tumor challenge and 11 of 11 mice treated with 50,000 ppm NO were resistant to a subsequent tumor challenge. Pre-clinical work will continue throughout most of 2021 with a goal of receiving regulatory approval to initiate a first-in-human trial by the end of calendar year 2021.

COVID-19

The development of the Company’s product candidates could be further disrupted and adversely affected by a resurgence of the COVID-19 pandemic. The Company experienced significant delays in the supply chain for LungFit® due to the redundancy in parts and suppliers with ventilator manufacturing which has since been remedied. The Company continuously assesses the impact COVID-19 may have on the Company’s business plans and its ability to conduct the preclinical studies and clinical trials as well as on the Company’s reliance on third-party manufacturing and Beyond Air’s supply chain. However, there can be no assurance that the Company will be able to avoid part or all of any impact from COVID-19 or its consequences if a resurgence occurs.

Critical Accounting Estimates and Policies

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company’s unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of June 30, 2021 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect the Company’s consolidated financial statements:

●	Use of Estimates,

●	Research and development expenses,

●	Stock-based compensation expenses, and

●	Income Taxes

Off-Balance-Sheet Arrangements

As of June 30, 2021, we did not have any off-balance-sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission the (“SEC”).

Results of Operations

Below are the results of operations for the three months ended June 30, 2021 and June 30, 2020:

	For the Three Months Ended June 30,
	2021	2020

License revenue	$-	$229,161

Operating expenses
Research and development	2,741,041	4,331,814
General and administrative	3,850,265	2,494,014

Operating loss	(6,591,306)	(6,596,667)

Other income (loss)
Dividend income	706	14,985
Foreign exchange gain	9,859	1,275
Interest expense	(162,143)	(163,240)
Other	-	1,843
Total other loss	(151,578)	(145,137)

Net loss	$(6,742,884)	$(6,741,804)

Net loss per share – basic and diluted	$(0.31)	$(0.41)

Weighted average number of common shares outstanding – basic and diluted	21,945,235	16,529,392

Comparison of Three Months Ended June 30, 2021 with the Three Months Ended June 30, 2020

License Revenue

On January 23, 2019, the Company entered into an agreement for commercial rights (the “Circassia Agreement”) with Circassia for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the Circassia Agreement. Prior to the three month period ending June 30, 2021, the Company has met its performance obligation under the Circassia Agreement and all the revenue had been previously recognized. License revenue of $0 and $229,161 associated with the second performance obligation has been recognized for the three months ended June 30, 2021 and June 30, 2020, respectively.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 were $2,741,041 as compared to $4,331,814 for the three months ended June 30, 2020. The decrease of $1,590,773 was primarily attributed to less expenses for PPHN due to the submission of the PMA in November 2020 and a decrease in non-cash compensation expense of $472,898.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 and June 30, 2020 were $3,850,265 and $2,494,014, respectively. The increase of $1,356,251 was attributed primarily to changing legal counsel, increase in professional fees, preparation for the commercial launch, increase in salaries and benefits and insurance.

Cash Flows

Below is a summary of the Company’s cash flows activities for the three months ended June 30, 2021 and June 30, 2020:

	Three Months Ended
	June 30,
	2021	2020

Net cash provided by (used in):
Operating activities	$(3,918,178)	$(5,485,465)
Investing activities	(27,055)	(243,527)
Financing activities	8,305,518	4,709,098
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,360,285	$(1,019,894)

Operating Activities

For the three months ended June 30, 2021 the net cash used in operating activities was $3,918,178 which was primarily due to the Company’s net loss of $6,742,884, offset by non-cash stock-based compensation expense of $1,215,911, cash provided from a grant receivable of $425,000, a decrease in prepaid expenses of $205,032 and an increase of $946,648 of accounts payable. For the three months ended June 30, 2020 the net cash used in operating activities was $5,484,465 which was primarily due to the Company’s net loss of $6,741,804 and a decrease of $335,893 from accounts payable. In addition, there was non-cash stock-based compensation expense of $1,815,654 and amortization of deferred revenue of $229,161.

Investing Activities

For the three months ended June 30, 2021 and June 30, 2020, net cashed used in investing activities was $27,055 and $243,527, respectively, which was for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2021 was $8,305,518 and which was primarily from the net proceeds for the issuance of common stock related to the Stock Purchase Agreement and ATM of $8,512,867 offset by a loan payment of $207,349. Net cash provided by financing activities for the three months ended June 30, 2020 was $4,709,098 which was primarily from the net proceeds from the issuance of common stock issued related to the Stock Purchase Agreement with LPC, net proceeds the issuance of common stock in connection with ATM and proceeds from the issuance of common stock from warrant exercises of $4,834,877 offset by a loan payment of $125,779.

Contractual Obligations

There have been no material changes to our contractual obligations since March 31, 2021. For a summary of our contractual obligations, see Item 7 of Part II of our Annual Report on Form 10-K for the year ended March 31, 2021 (the “2021 Annual Report”), filed with the SEC on June 10, 2021 and amended on July 23, 2021.

Liquidity and Capital Resources

Overview

We have not generated any revenue from the sale of products, and we do not expect to generate revenue from sale of our products until certification or regulatory approval is received for our product candidates. We had an operating cash flow decrease of $3.9 million for the three months ended June 30, 2021 and we have experienced an accumulated loss of $87.2 million as of June 30, 2021. As of June 30, 2021, we had cash, cash equivalents and restricted cash of $39.6 million. We believe that our cash, cash equivalents of June 30, 2021, will enable us to fund our operating expenses and capital expenditure for at least one year from the date of filing these financial statements.

Our future capital needs and the adequacy of its available funds will depend on many factors, including, but not necessarily limited to, the cost and time necessary for the development, clinical studies and certification or regulatory approval of our other medical devices, indications as well as the commercial success of our first product candidates that receive marketing approval by the FDA. The Company may be required to raise additional funds through equity or debt securities offerings or strategic collaboration and/or licensing agreements in order to fund operations until it is able to generate enough product or royalty revenues, if any. Such financing may not be available on acceptable terms, or at all, and the Company’s failure to raise capital when needed could have a material adverse effect its strategic objectives, results of operations and financial condition.

There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

On March 17, 2020, we entered into a facility agreement with certain lenders (“Facility Agreement”) pursuant to which the lenders agreed to loan up to $25,000,000 in five tranches of $5,000,000 per tranche at our option, provided however that we may only utilize tranches three through five following FDA approval of LungFit® PH. The loan(s) are unsecured with an interest rate of 10% per annum which is paid quarterly and may be prepaid with certain prepayment penalties. The effective interest rate for this loan is 13.3% per year. Each tranche must be repaid in installments commencing June 15, 2023 with all remaining amounts outstanding under any tranche due on March 17, 2025. We drew down on the first tranche of $5,000,000.

On April 2, 2020, we entered an At-The-Market Equity Offering Sales Agreement with SunTrust Robinson Humphrey, Inc. and Oppenheimer & Co. (the “ATM”). Under the ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time and at various prices. If shares of our common stock are sold, there is a three percent fee paid to the sales agent. As of June 30, 2021, there was a balance of approximately $29.9 million available under the ATM.

On May 14, 2020, we entered into the $40 million Stock Purchase Agreement (with Lincoln Park Capital Fund, LLC (“LPC”), which replaced the former $20 million purchase agreement with LPC, dated August 10, 2018. The Stock Purchase Agreement provides for the issuance of up to $40 million of our common stock, which we may sell from time to time in our sole discretion, to LPC over the next 36 months, subject to the conditions and limitations in the New Stock Purchase Agreement. As of June 30, 2021, there was a balance of approximately $28.2 million available under the New Stock Purchase Agreement.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2021, there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect our, internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to our unaudited consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to risk factors previously disclosed in the Company’s Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission on June 10, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., dated January 9, 2017, filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated June 25, 2019, filed as Exhibit 3.3 to our Annual Report on Form 10-K, as filed with the SEC on June 28, 2019, and incorporated herein by reference.

3.3	Form of Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Beyond Air, Inc. (included in Appendix C to our Definitive Proxy Statement, filed with the SEC on January 22, 2021 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of AIT Therapeutics, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.2	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 10.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.3	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017, and incorporated herein by reference.

4.4	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on February 22, 2018, and incorporated herein by reference.

4.5	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

10.1*#	Settlement Agreement and Release, dated May 26, 2021, by and between Beyond Air, Inc. and Circassia Limited.

10.2*	Executive Employment Agreement, dated June 30, 2018, by and between AIT Therapeutics, Inc. and Steven Lisi.
10.3*	Executive Employment Agreement, dated June 30, 2018, by and between AIT Therapeutics, Inc. and Amir Avniel.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Filed herewith

Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the registrant customarily and actually treats the omitted information as private or confidential and the omitted information is not material.

**** Confidential treatment has been requested for portions of this exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEYOND AIR, INC.

/s/ Steven Lisi
Date: August 10, 2021	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Beck
Date: August 10, 2021	Douglas Beck
Chief Financial Officer
(Principal Financial and Accounting Officer)

