Form 10-Q
period 2021-09-30
Beyond Air, Inc.
filed 2021-11-12
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number: 001-38892

BEYOND AIR, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3812456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Stewart Avenue, Suite 301
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

As of November 11, 2021, there were 26,640,039 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$47,699	$34,631
Restricted cash	1,047	637
Grant receivable	-	425
Other current assets and prepaid expenses	1,550	1,530
Total current assets	50,295	37,223
Licensed right to use technology	356	375
Right-of-use lease assets	1,769	1,861
Property and equipment, net	1,424	929
Other assets	211	138
TOTAL ASSETS	$54,056	$40,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,241	$1,325
Accrued expenses	4,352	1,805
Operating lease liability	178	113
Loan payable	140	557
Total current liabilities	6,912	3,800

Long-term liabilities
Operating lease liability	1,684	1,789
Long-term debt, net	4,539	4,472
Total liabilities	13,134	10,061
Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 25,209,749 and 21,828,244 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	3	2
Treasury stock	(25)	(25)
Additional paid-in capital	136,840	110,948
Accumulated deficit	(95,897)	(80,462)
Total stockholders’ equity	40,921	30,464
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,056	40,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

License revenues	$-	$350	$-	$579

Operating expenses:

Research and development	2,807	3,147	5,548	7,479
General and administrative	3,395	2,169	7,245	4,663
Operating expenses	6,201	5,316	12,793	12,142

Operating loss	(6,201)	(4,967)	(12,793)	(11,563)

Other income (loss)
Dividend and interest income	1	1	2	16
Interest expense	(161)	(159)	(323)	(322)
Foreign exchange loss	(0)	(7)	9	(6)
Estimated Liability for Contingent Loss	(2,330)	-	(2,330)	2
Total other income (loss)	(2,490)	(165)	(2,642)	(310)

Net loss	$(8,692)	$(5,132)	$(15,435)	$(11,874)

Net basic and diluted loss per share	$(0.36)	$(0.30)	$(0.67)	$(0.71)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	24,165,965	17,120,801	23,061,667	16,826,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021

(amounts in thousands, except share data)

				Additional		Total
	Common Stock		Treasury	Paid-in	Accumulated	Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2021	21,828,244	$2	$(25)	$110,948	$(80,462)	$30,464
At the market stock issuance of common stock, net	1,239,405	0		7,481		7,482
Issuance of common stock pursuant to a Purchase Agreement, net	200,000	0		1,031		1,031
Stock-based compensation				1,216		1,216
Net loss					(6,743)	(6,743)
Balance as of June 30, 2021	23,267,649	$2	$(25)	$120,677	$(87,205)	$33,450

				Additional		Total
	Common Stock		Treasury	Paid-in	Accumulated	Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July 1, 2021	23,267,649	$2	$(25)	$120,677	$(87,205)	$33,450
At the market stock issuance of common stock, net	1,659,664	0		14,958		14,958
Issuance of common stock upon exercise of warrants	271,811	0		(0)		-
Issuance of common stock upon exercise of stock options	10,625	0		50		50
Stock-based compensation				1,155		1,155
Net loss					(8,692)	(8,692)
Balance as of September 30, 2021	25,209,749	$3	$(25)	$136,840	$(95,897)	$40,921

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020

(amounts in thousands, except share data)

				Additional		Total
	Common Stock		Treasury	Paid-in	Accumulated	Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2020	16,056,360	$2	$(25)	$75,703	$(57,587)	$18,092
At the market stock issuance of common stock, net	113,712	0		900		900
Issuance of common stock upon exercise of warrants	70,538	0		293		293
Issuance of common stock upon exercise of stock options	2,340	0		1		1
Issuance of common stock pursuant to a Purchase Agreement, net	568,605	0		3,642		3,642
Stock-based compensation				1,814		1,814
Issuance of common stock to investor relations firm	30,000	0		242		242
Net loss					(6,742)	(6,742)
Balance as of June 30, 2020	16,841,555	$2	$(25)	$82,593	$(64,329)	$18,241

				Additional		Total
	Common Stock		Treasury	Paid-in	Accumulated	Shareholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July 1, 2020	16,841,555	$2	$(25)	$82,593	$(64,329)	$18,241
At the market stock issuance of common stock, net	227,527	0		1,536		1,536
Issuance of common stock upon exercise of warrants	83,332	0		305		305
Stock-based compensation				1,180		1,180
Net loss					(5,132)	(5,132)
Balance as of September 30, 2020	17,152,414	$2	$(25)	$85,614	$(69,461)	$16,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Six Months Ended
	September 30,
	2021		2020

Cash flows from operating activities
Net loss		$(15,435)	$(11,874)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization		123	74
Amortization of licensed right to use technology		19	19
Stock-based compensation		2,371	2,995
Deferred revenue		-	(579)
Amortization of debt discount and accretion of debt issuance costs		67	67
Amortization of operating lease assets		97	36
Gain on cancellation of operating lease		-	(2)
Foreign currency adjustments		(5)	6
Changes in:
Grant Receivable		425	-
Other current assets and prepaid expenses		(20)	672
Accounts payable		909	(436)
Accrued expenses		2,551	250
Lease payments			(34)
Net cash used in operating activities		(8,898)	$(8,806)

Cash flows from investing activities
Security Deposits made on rental properties		(73)	-
Purchase of property and equipment		(619)	(731)
Net cash used in investing activities		(692)	$(731)

Cash flows from financing activities
Issuance of common stock in connection with a Purchase Agreement with Lincoln Park, At the Market Offerings, private placement, net, exercise of warrants and stock options		23,521	6,676
Payment of loan		(453)	(251)
Net cash provided by financing activities		23,068	$6,425

(Decrease) increase in cash, cash equivalents and restricted cash		13,478	(3,112)
Cash, cash equivalents and restricted cash at beginning of period		35,268	25,465
Cash, cash equivalents and restricted cash at end of period		$48,746	$22,353
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets	$		$237
Operating lease liability	$		$237
Disposition of right-of-use asset	$		$(17)
Disposition of operating lease liability	$		$19
Stock issued to investor relations firm	$		$242
Supplemental disclosure of cash flow items:
Interest paid		$179	$81
Income taxes paid		$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND BUSINESS

Beyond Air, Inc. (together with its subsidiaries, “Beyond Air” or the “Company”) was incorporated on April 28, 2015 under Delaware law. On June 25, 2019, the Company’s name was changed to Beyond Air, Inc. from AIT Therapeutics, Inc. The Company has the following wholly-owned subsidiaries:

Beyond Air Ltd. (“BA Ltd.”) incorporated on May 1, 2011 in Israel.

Beyond Air Australia Pty Ltd., incorporated on December 17, 2019 in Australia.

Beyond Air Ireland Limited, incorporated on March 5, 2020 in Ireland.

Beyond Cancer Ltd, incorporated on August 13, 2021 in Bermuda.

Beyond Air is a clinical-stage medical device and biopharmaceutical company developing a nitric oxide (“NO”) generator and delivery system (the “LungFit® system”) that is capable of generating NO from ambient air. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. Beyond Air believes that LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, the Company believes that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s current areas of focus with LungFit® are persistent pulmonary hypertension of the newborn (PPHN), acute viral pneumonia (AVP) including COVID-19, bronchiolitis (BRO) and nontuberculous mycobacteria (NTM) lung infection. The current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration (the “FDA”), CE marking conformity assessment by a notified body in the European Union, as well as similar regulatory agency reviews or approvals in other countries or regions. If approved, the Company’s system will be marketed as a medical device in the United States.

Liquidity Risks and Uncertainties

The Company used cash in operating activities of $5.0 million for the three months ended September 30, 2021, and has accumulated losses of $95.9 million. The Company had cash, cash equivalents and restricted cash of $48.7 million as of September 30, 2021. Based on management’s current business plan, the Company estimates that it will have enough cash and liquidity sufficient to finance its operating requirements for at least one year from the date of filing these financial statements.

The Company’s future capital needs and the adequacy of its available funds will depend on many factors, including, but not necessarily limited to, the actual cost and time necessary for current and anticipated preclinical studies, clinical trials and other actions needed to obtain regulatory approval of the Company’s medical devices in development as well as the cost to launch the Company’s first product for PPHN, assuming approval of Beyond Air’s Pre-Market Approval Process (PMA).

The Company may be required to raise additional funds through equity or debt securities offerings or strategic collaboration and/or licensing agreements in order to fund operations until it is able to generate enough product or royalty revenues, if any. Such financing may not be available on acceptable terms, or at all, and the Company’s failure to raise capital when needed could have a material adverse effect on its strategic objectives, results of operations and financial condition.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND BUSINESS (continued)

Liquidity Risks and Uncertainties

The Company’s access to capital and liquidity currently includes the following:

a)	An At-The-Market Equity Offering Sales Agreement, dated April 2, 2020 (the “ATM”) for $50 million, of which approximately $14.5 million remained as of September 30, 2021 (see Note 5).

b)	A $40 million stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) dated as of May 14, 2020 (the “Stock Purchase Agreement”), of which approximately $28.2 million remains available as of September 30, 2021. The Stock Purchase Agreement provides for issuances through May 2023 at the Company’s discretion (see Note 5).

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2021 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 (the “2021 Annual Report”), was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 10, 2021 and amended on July 23, 2021.  The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the 2021 Annual Report.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s products require approval or clearance from the FDA prior to commencement of commercial sales in the United States. There can be no assurance that the Company’s products will receive all of the required approvals or clearances. Approvals or clearances are also required in foreign jurisdictions in which the Company may license or sell its products. If the Company is denied such approvals or clearances or such approvals or clearances are delayed, such denial or delay may have a material adverse impact on the Company’s results of operations, financial position and liquidity. Further, there can be no assurance that the Company’s product will be accepted in the marketplace, nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all.

The development of the Company’s product candidates could be further disrupted and adversely affected by a resurgence of the COVID-19 pandemic. The Company experienced significant delays in the supply chain for LungFit® due to the redundancy in parts and suppliers with ventilator manufacturing which has since been remedied. The Company continuously assesses the impact COVID-19 may have on the Company’s business plans and its ability to conduct the preclinical studies and clinical trials as well as on the Company’s reliance on third-party manufacturing and global supply chains. However, there can be no assurance that the Company will be able to avoid part or all of any impact from COVID-19 or its consequences if a resurgence occurs.

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

As of September 30, 2021 and March 31, 2021, restricted cash included $1,019 thousand and $619 thousand designated for a contract manufacturer, respectively. This cash is expected to be used for materials and parts that require long lead times. See Note 14 for additional restrictions subsequent to year end.

The following table is the reconciliation of the presentation and disclosure of financial instruments as shown on the Company’s consolidated statements of cash flows:

(amounts in thousands)	September 30, 2021	September 30, 2020
Cash and cash equivalents	$47,699	$21,717
Restricted cash	1,047	636
Total	$48,746	$22,353

Revenue Recognition

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligation(s) in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligation(s) in the contract and (v) recognize revenue when (or as) the Company satisfies the performance obligation(s). At contract inception, the Company assesses the goods or services promised within each contract, assesses whether each promised good or service is distinct and identifies those promised goods or services that are performance obligations.

The Company uses judgment to determine (a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract (b) the transaction price under step (iii) above and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of the transaction price in step (iv) above. The Company also uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on an estimated stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under contract are satisfied. Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a license arrangement, such fees or other payments are recorded as contract liabilities and recognized as revenue when (or as) the underlying performance obligation is satisfied.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Grant receivable

Under a collaboration arrangement with the Cystic Fibrosis Foundation (“CFF”), grant milestones are achieved subject to certain performance steps and requirements under a development program. Grant milestones are recorded as reimbursements against the applicable portion of the Company’s research and development expenses. Such reimbursements are reflected as a reduction of research and development expenses in the Company’s consolidated statements of operations, as the performance of research and development services for reimbursement is not considered to be an ongoing component or central to the Company’s operations.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company views its operations and manages its business as one segment.

Research and Development

Research and development expenses are charged to the statement of operations as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. To date, the Company has not received any AU Tax Rebates.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Exchange Transactions

The Company’s subsidiaries transact in U.S. dollars, Euros, New Israeli Shekels and Australian dollars. The Company’s main operations are in the United States and the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. The Company translated its non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations as of September 30, 2021 and March 31, 2021 were not material. Gains or losses from foreign currency transactions are included in other income (expense) in the statement of operations as foreign currency exchange gain/(loss).

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets as follows:

Computer equipment	Three years
Furniture and fixtures	Seven years
Clinical and medical equipment	Five or Fifteen years
Leasehold improvements	Shorter of term of lease or estimated useful life of the asset

Licensed Right to Use Technology

Licensed right to use technology that is considered platform technology with alternative future uses is recorded as an intangible asset and is amortized on a straight-line method over its estimated useful life, determined to be thirteen years (see Note 14).

The expected amortization expense for the next five years and thereafter is as follows for the year ended March 31 (in thousands):

Remainder of 2022	$19
2023	38
2024	38
2025	38
2026	38
Thereafter	184
Total	$356

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2021 and March 31, 2021, the Company recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more-likely-than-not threshold.

The Company files U.S. federal, various state, and international income tax returns. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances. Such adjustment is reflected in the tax provision when appropriate. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of operations. Tax years 2017 through 2021 remain open to examination by federal and state tax jurisdictions. The Company files tax returns in Israel for which tax years 2015 through 2021 remain open. In addition, the Company files tax returns in Ireland and Australia for which tax years 2020 and 2021 remain open.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 FAIR VALUE MEASUREMENT

The Company’s financial instruments primarily include cash, cash equivalents, restricted cash, accounts payable, and a short-term loan. Due to the short-term nature of these financial instruments, the carrying amounts of these assets and liabilities approximate their fair value. The long-term debt approximates fair value due to the prevailing market conditions for similar debt with remaining maturity and terms.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. A fair value hierarchy has been established for valuation inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2021 and March 31, 2021:

(in thousands)	September 30, 2021	March 31, 2021

Clinical and medical equipment	$1,211	$1,074
Computer equipment	276	152
Furniture and fixtures	251	133
Leasehold improvements	262	22
	2,000	1,381
Accumulated depreciation and amortization	(576)	(453)
	$1,424	$929

Depreciation and amortization expense for the three months ended September 30, 2021 and September 30, 2020 was $65 thousand and $40 thousand, respectively. Depreciation and amortization expense for the six months ended September 30, 2021 and September 30, 2020 was $123 thousand and $74 thousand, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY

On April 2, 2020, the Company entered into an ATM for $50 million utilizing the Company’s shelf registration statement on Form S-3. Under the ATM, the Company may sell shares of its common stock having aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the sales agreement. If shares of the Company’s common stock are sold, there is a three percent fee paid to the sales agent. For the three months ended September 30, 2021 and September 30, 2020, the Company received net proceeds of $15.0 million and $1.5 million from the sale of 1,659,664 and 227,527 shares of the Company’s common stock, respectively. For the six months ended September 30, 2021 and September 30, 2020, the Company received net proceeds of $22.4 million and $2.4 million from the sale of 2,899,069 and 341,239 shares of the Company’s common stock, respectively. As of September 30, 2021, there was a balance of approximately $14.5 million available under the ATM.

On May 14, 2020, the Company entered into the Stock Purchase Agreement with LPC, which provides for the issuance of up to $40 million of the Company’s common stock which the Company may sell from time to time in its sole discretion to LPC over 36 months, provided that the closing price of the Company’s common stock is not below $0.25 per share and subject to certain other conditions and limitations set forth in the Stock Purchase Agreement. For the six months ended September 30, 2021 and September 30, 2020, the Company received net proceeds of $1.0 million and $3.6 million from the sale of 200,000 and 568,605 shares of common stock, respectively. As of September 30, 2021, there was a balance of approximately $28.2 million available under the Stock Purchase Agreement.

Restricted Stock

The fair value for the restricted stock awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock vests annually over five years.

A summary of the Company’s restricted stock awards for the period ended September 30, 2021 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2021	554,200	5.07
Forfeited	(17,000)	5.23
Unvested as of September 30, 2021	537,200	$5.07

Stock-based compensation related to these stock issuances for the three months ended September 30, 2021 and September 30, 2020 was $161 thousand and $377 thousand, respectively. Stock-based compensation related to these stock issuances for the six months ended September 30, 2021 and September 30, 2020 was $319 thousand and $771 thousand, respectively.

Stock Option Plan

The Company’s Third Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. The vesting terms of the options issued under the 2013 Plan are generally four years and expire in ten years from the grant date. The 2013 Plan has 5,600,000 shares authorized for issuance. As of September 30, 2021 520,011 shares were available under the 2013 Plan.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

A summary of the Company’s options for the six months ended September 30, 2021, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price -	Life-	Value
	Of Options	Options	Options	(thousands)
Options outstanding as of April 1, 2021	4,195,097	$4.91	8.4	$2,609
Granted	171,500	8.43
Exercised	(10,625)	4.69
Forfeited	(84,312)	5.06
Outstanding as of September 30, 2021	4,271,660	$4.98	7.8	$26,221
Exercisable as of September 30, 2021	2,042,035	$4.47	6.8	$13,584

As of September 30, 2021, the Company has unrecognized stock-based compensation expense of approximately $5.2 million related to unvested stock options which is expected to be expensed over the weighted average remaining service period of 2.4 years. An option to purchase 75,000 shares of common stock was granted to the Chief Financial Officer as an inducement award per the new employment agreement on September 1, 2021. The weighted average fair value of options granted was $7.92 and $5.13 per share during the six months ended September 30, 2021 and September 30, 2020, respectively.

The following were utilized on the date of the grants:

	September 30, 2021	September 30, 2020
Risk-free interest rate	0.1%	0.5-0.7%
Expected volatility	90.3-90.5%	87.8-92.5%
Dividend yield	0%	0%
Expected terms (in years)	6.25	5.18 -6.25

The following summarizes the components of stock-based compensation expense which include stock options and restricted stock for the three and six months ended September 30, 2021 and September 30, 2020, respectively

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Research and development	$379	$452	$744	$1,289
General and administrative	776	728	1,627	1,706

Total stock-based compensation expense	$1,155	$1,180	$2,371	$2,995

On March 4, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan “the ESPP”. The purpose of the ESPP is to encourage and to enable eligible employees of the Company, through after-tax payroll deductions, to acquire proprietary interests in the Company through the purchase and ownership of shares of common stock. The ESPP is intended to benefit the Company and its stockholders by (a) incentivizing participants to contribute to the success of the Company and to operate and manage the Company’s business in a manner that will provide for the Company’s long-term growth and profitability and that will benefit its stockholders and other important stakeholders and (b) encouraging participants to remain in the employ of the Company. As of September 30, 2021 and March 31, 2021, there were no shares issued under the ESPP and 750,000 shares were available for future issuance under the ESPP.

Warrants

A summary of the Company’s outstanding warrants as of September 30, 2021 is as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Date of Expiration
January 2017 offering – investors	2,561,568	$3.66	January 2022 (a)
March 2017 offering – investors	68,330	$3.66	March 2022 (a)
March 2017 offering - placement agent	7,541	$3.66	March 2022 (a)
Third-party license agreement	208,333	$4.80	January 2024
March 2020 loan (see Note 12)	172,187	$7.26	March 2025
Total	3,017,959

(a)	These warrants have down round protection.

For both the three and six months ended September 30, 2021, 415,664 warrants were exercised on a cashless basis in exchange for 271,811 shares. For the three and six months ended September 30, 2020, there were 83,332 and 153,870 warrants exercised for $305 thousand and $598 thousand, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of September 30, 2021 and March 31, 2021 is as follows:

(in thousands)	September 30, 2021	March 31, 2021
Research and development	$663	$272
Insurance	378	971
Professional	125	-
Value added tax receivable	56	41
Other	327	246
Total	$1,550	$1,530

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses as of September 30, 2021 and March 31, 2021 is as follows:

	September 30, 2021	March 31, 2021
Research and development	$700	$585
Professional fees	719	709
Employee salaries and benefits	458	270
Other	2,475	242
Total	$4,352	$1,805

On September 30, 2021, the Company recorded an estimate for a contingent loss of $2.4 million related to the Empery litigation, see Note 14.

NOTE 8 LEASES

On April 1, 2019, the Company early adopted ASU No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”), which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The right-of use assets and operating lease liability as of September 30, 2021 and March 31, 2021 are as follows:

(in thousands)	September 30, 2021	March 31, 2021

Right-of-use assets	$1,769	$1,861

Operating lease liability short-term	$178	$113
Operating lease liability long-term	1,684	1,789
Total	$1,862	$1,903

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

Other Information for the Six Months Ended September 30, 2021

Cash paid for amounts included in the measurement of lease liabilities (thousands):	$118
Right-of-use assets obtained in exchange for new operating lease liabilities:	-
Weighted average remaining lease term — operating leases	8.8 years
Weighted average discount rate — operating leases	8.3%

Maturity of Lease Liabilities	Operating Leases
Payments remaining for the year ended March 31 (in thousands):
2022	$148
2023	328
2024	287
2025	277
2026	285
Thereafter	1,329
Total lease payments	2,654
Less: interest	(792)
Present value of lease liabilities	$1,862

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	September 30, 2021	September 30, 2020

Common stock warrants	3,017,959	5,019,854
Common stock options	4,271,660	3,193,249
Restricted stock	537,200	708,800

Total	7,826,819	8,921,903

NOTE 10 LICENSE AGREEMENT

On January 23, 2019, the Company entered into an agreement for commercial rights (the “Circassia Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the Circassia Agreement. On May 25, 2021, the Company entered into a settlement with Circassia, see Note 14.

As of March 31, 2021, the Company met its performance obligation under the Circassia Agreement and revenue therefrom has been previously recognized. License revenue of $0 and $350 thousand associated with the Company’s second performance obligation has been recognized for the three months ended September 30, 2021 and September 30, 2020, respectively. License revenue of $0 and $579 thousand associated with the Company’s second performance obligation has been recognized for the six months ended September 30, 2021 and September 30, 2020, respectively.

NOTE 11 GRANT COLLABORATON AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.17 million from the CFF to advance the clinical development of high concentration NO for the treatment of Nontuberculous Mycobacteria, or NTM pulmonary disease, which disproportionally affects cystic fibrosis (“CF”) patients. Under the terms of the grant agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot study. The grant provides milestones based upon the Company’s achieving performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The royalties are capped at four times the grant actually paid to the Company. For the three and six months ended September 30, 2021, the Company recognized $207 and $432 thousand in reduction of research and development expenses.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 LONG-TERM LOAN

On March 17, 2020, the Company entered into the Facility Agreement with certain lenders for up to $25.0 million in five tranches of $5.0 million per tranche. Such tranches are at the option of the Company provided, however that the Company may only utilize tranches three through five following FDA approval of the LungFit® PH product. The loan(s) are unsecured with interest at 10% per year which is to be paid quarterly. The loans may be prepaid with certain prepayment penalties. The effective interest rate for this loan is 13.3% per year. Each tranche shall be repaid in installments commencing on June 15, 2023 with all amounts outstanding under any tranche due on March 17, 2025. The Company received proceeds from the first tranche in fiscal year 2020. A lender who is an over 5% stockholder loaned the Company $3,160 thousand of the first tranche and, as such, related party interest expense for the three months ended September 30, 2021 and September 30, 2020 was $158 thousand and $158 thousand (not including amortization of debt discount and deferred offering costs), respectively.

In connection with the first tranche, the Company issued, in March 2020, warrants to the lenders for the purchase of 172,826 shares of the Company’s common stock at $7.26 per share. The warrants expire in five years. There are additional warrant issuances associated with each tranche. If the second tranche of $5 million is utilized by the Company, the warrants that will be issued are up to 25% of their commitment value divided by the five-day volume-weighted average price (“VWAP”) prior to the utilization date. If any of tranches three to five are utilized by the Company, the warrants that will be issued are up to 10% of their commitment value divided by the five-day VWAP. The Company allocated the fair market value of the warrants at the date of grant to stockholders’ equity and reflected a debt discount of $595 thousand. Debt discount and debt issuance costs are amortized over the life of the loan.

A summary of the long-term loan balance as of September 30, 2021 and March 31, 2021 is as follows:

(in thousands)	September 30, 2021	March 31, 2021
Face value of loan	$5,000	$5,000
Debt discount	(595)	(595)
Accretion of debt discount	183	123
Amortization of debt offering costs	22	15
Debt offering costs	(71)	(71)
Total	$4,539	$4,472

Maturity of Long-Term Loan (in thousands)	September 30, 2021

2022	$-
2023	500
2024	2,250
2025	2,250
Total	$5,000

During October 2021, the Company amended the Facility agreement to offer the lenders the ability to accept redemption of all amounts outstanding from the first tranche of $5.0 million and to terminate the Facility Agreement without penalty. The Facility Agreement was terminated on November 10, 2021. See Note 15.

NOTE 13 LOAN PAYABLE

As of September 30, 2021 and March 31, 2021 in connection with the Company’s insurance policy, a loan was used to finance part of the premium. The following details concerning each loan are as follows:

	September 30, 2021	March 31, 2021
(in thousands)
Amount outstanding	$140	$557
Monthly payments	$70	$70
Number of monthly payments remaining	2	8
Interest rate	3.2%	3.2%
Due date	November 2021	November 2021

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 COMMITMENTS AND CONTINGENCIES

License and Other Agreements

On October 22, 2013, the Company entered into a patent license agreement (the “CareFusion Agreement”) with SensorMedics Corporation, a subsidiary of CareFusion Corp. (“CareFusion”), pursuant to which the Company agreed to pay to CareFusion a non-refundable upfront fee of $150 thousand that is credited against future royalty payments, and is obligated to pay 5% royalties of any licensed product net sales, but at least $50 thousand per annum during the term of the agreement. As of September 30, 2021, the Company has not paid any royalties to CareFusion since the Company has not received any revenues from the technology associated with the license under the CareFusion Agreement. The term of the CareFusion Agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the CareFusion Agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that the Company does not meet certain milestones.

In August 2015, BA Ltd. entered into an Option Agreement (the “Option Agreement”) with Pulmonox whereby BA Ltd. acquired the option to purchase certain intellectual property assets and rights (the “Option”). On January 13, 2017, the Company exercised the Option and paid $500 thousand to Pulmonox. The Company is obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which the Company receives regulatory approval for the commercial sale of the first product candidate qualifying under the Option Agreement. These milestone payments are capped at a total of $87 million across three separate and distinct indications that fall under the Option Agreement, with the majority of such payments, approximately $83 million, being related to sales based on cumulative sales milestones for each of the three products.

On January 31, 2018, the Company and NitricGen, Inc. (“NitricGen”) entered into an agreement (the “NitricGen Agreement”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon the achievement of certain milestones, as defined in the NitricGen Agreement, and royalties on sales of LungFit®. The Company paid NitricGen $100 thousand upon the execution of the NitricGen Agreement, $100 thousand upon achieving the next milestone and issued 100,000 warrants to purchase the Company’s common stock valued at $295 thousand upon the execution of the NitricGen Agreement. The remaining future milestone payments are $1.8 million of which $1.5 million is due six months after the first approval of the eNOGenerator by the FDA or the European Medicines Agency.

On May 25, 2021, the Company and Circassia Limited entered into a Settlement Agreement resolving all claims by and between both parties and mutually terminating the Circassia agreement disclosed in Note 10. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments, the first being a payment of $2.5 million on the Initial Payment Due Date. Thereafter, the Company shall pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the US. This royalty will terminate once the aggregate payment reaches $6 million. This product candidate continues to be under FDA review and, as such, a liability has not been recognized as of September 30, 2021.

Employment Agreements

Certain agreements between the Company and its officers contain a change of control provision for payment of severance arrangements.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides 12 months’ notice of the intent not to renew the agreement. The Company has placed several purchase orders under the aforementioned agreement. The non-cancellable portion of the purchase orders with this supplier as of September 30, 2021 is approximately $1.1 million. Additionally, long lead time materials in the amount of $1.0 million have been ordered on behalf of the Company, see Note 2.

Contingencies

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”) filed a complaint in the Supreme Court of the State of New York (the “Trial Court”) against the Company relating to anti-dilution provisions in a 2016 warrant agreement (the “2016 Warrant Agreement”) for 166,672 warrants between the Company and Empery. The complaint alleged three claims arising out of a 2018 transaction in which the Company issued additional warrants and common stock to second-round investors for a share price lower than that contained in the 2016 Warrant Agreement: a breach of contract claim alleging that the Company did not provide a Certificate of Adjustment that is correct as to the exercise price and share amount; a declaratory judgment claim seeking a determination as to the proper exercise price and share amount; and a claim for reformation of Section 3(b) of the Warrant Agreement on the grounds of mutual mistake.

On August 20, 2020, the Trial Court denied the Company’s summary judgment motion as to the first and third claims for relief, but dismissed the second claim for declaratory judgment as moot (the “August 20 Decision”). The Appellate Division First Department denied the Company’s appeal of the August 20 Decision on September 30, 2021.

In an event subsequent to September 30, 2021, following a three-day bench trial, the Trial Court issued a decision on October 14, 2021, finding in favor of Empery on the two remaining claims, granting reformation of the Warrant Agreement, and awarding Empery damages in the aggregate amount of approximately $5.8 million plus prejudgment interest (the “October 14 Decision”).

The Company intends to appeal the October 14 decision. Pending appeal, the Company is required to use approximately $7.4 million of cash as collateral to secure a supersedeas bond for the full amount of damages and interest in the case that the Company is unsuccessful in its appeal.

The Company, in consultation with outside legal counsel, believe that they have several meritorious defenses against the claims, and the decision of the Trial Court. However, the ultimate resolution of the matter on appeal, if unfavorable, could result in losses in excess of the Company’s current estimate which may be material to the financial statements. See Note 7.

In addition to Empery, there were 1,139,220 2017 Warrants held by investors who did not participate in the February 2018 financing transaction. Any further adjustments to the 2017 Warrants pursuant to their antidilution provisions may result in additional dilution to the interests of the Company’s stockholders and may adversely affect the market price of the Company’s common stock. The antidilution provisions may also limit the Company’s ability to obtain additional financing on terms favorable to it.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 SUBSEQUENT EVENTS

The following transactions occurred subsequent to September 30, 2021:

-	Following a three-day bench trial, the Trial Court issued a decision on October 14, 2021, finding in favor of Empery, awarding Empery damages in the aggregate amount of approximately $5.8 million plus prejudgment interest. The Company intends to appeal the October 14 Decision. The Company will use approximately $7.4 million of cash as collateral for a supersedeas bond pending the appeal, see Note 14.

-

During October 2021, the Company amended the Facility agreement to offer the lenders the ability to accept redemption of all amounts outstanding from the first tranche of $5.0 million and to terminate the Facility Agreement without penalty. The Facility Agreement was terminated on November 10, 2021, see Note 12.

-	On November 4, 2021, the Company announced that Beyond Air, Inc. and Beyond Cancer, Ltd (“Beyond Cancer”) became parties to several intracompany agreement pursuant to which the Company, through its subsidiaries is licensing certain intellectual property and other assets related to, or necessary for the development, commercialization, manufacture and distribution of certain cancer treatment products and/or technologies to a wholly owned subsidiary of the Company (the Transaction). In connection with and concurrently with the closing of the Transaction, Beyond Cancer is issuing and selling common shares, par value $1.00 to certain investors pursuant to a subscription agreement (the Offering). The offering consists of up to an aggregate of 3 million common shares of Beyond Cancer, Ltd. at a purchase price of $10.00 per share. The Transaction and the Offering are expected to close in December, 2021. Funds committed to the financial statement release date approximated $23.9 million. The Company will retain at least 80% ownership of Beyond Cancer at the end of the transaction, which will have exclusive right to the intellectual property portfolio utilizing ultra-high concentrations of gaseous nitric oxide (“UNO”) for the treatment of solid tumors. Beyond Cancer will pay Beyond Air a single digit royalty on all future revenues.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective product candidates and products, product approvals, timing of our clinical development activities, research and development costs, timing and likelihood of success and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements express or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “expect,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar conditional expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report on Form 10-Q titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-K, as well as the following:

●	our status as a development-stage company and our expectation to incur losses in the future;
●	our future capital needs and our need to raise additional funds;
●	our ability to obtain FDA approval of the PMA for the LungFit® system;
●	our ability to build a pipeline of product candidates and develop and commercialize products;
●	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
●	our ability to maintain our existing or future collaborations or licenses;
●	our ability to protect and enforce our intellectual property rights;
●	federal, state and foreign regulatory requirements, including the FDA regulation of our product candidates;
●	our ability to obtain and retain key executives and attract and retain qualified personnel;
●	our ability to successfully manage our growth; and
●	our ability to address business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business plan.

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

Beyond Air, Inc. the Beyond Air logo and other trademarks or service marks of Beyond Air, Inc. appearing in this Quarter Report on Form 10-Q are the property of Beyond Air, Inc. This Quarterly Report on Form 10-Q also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Introduction

We are a clinical-stage medical device and biopharmaceutical company developing a nitric oxide (“NO”) generator and delivery system (the “LungFit® system”) capable of generating NO from ambient air. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. We believe that LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s current areas of focus with LungFit® are persistent pulmonary hypertension of the newborn (PPHN), acute viral pneumonia (AVP) including COVID-19, bronchiolitis (BRO) and nontuberculous mycobacteria (NTM) lung infection. The Company’s current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, (the “FDA”), CE marking conformity assessment by a notified body in the European Union (the “E.U.”), as well as similar regulatory agencies’ reviews or approvals in other countries or regions. If approved, the Company’s system will be marketed as a medical device in the U.S.

An additional program of Beyond Air targets solid tumors, through our majority-owned affiliate Beyond Cancer, Ltd. For the solid tumor indication the LungFit® platform is not utilized due to need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that can safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program is in preclinical development and will require approval from the FDA or similar regulatory agencies in other countries to enter human studies. We anticipate beginning the enrollment of patients into the first human trial in the first quarter of calendar year 2022.

LungFit® is the first system with patented technology that generates NO using room air, enabling the delivery of unlimited, on-demand NO regardless of dose or flow. To generate the NO, a pump within the LungFit® flows room air through a small chamber where power, equivalent to a 60-watt lightbulb, ionizes the oxygen and nitrogen molecules. The molecules recombine as NO. We believe that the on-demand delivery, either to a ventilator circuit or directly to a patient’s lungs, is safe due to the Company’s system design and the Company’s proprietary nitrogen dioxide (“NO2”) filter. The NO2 filter removes toxic NO2 for 12 hours when used for PPHN and shorter periods for treating other conditions that require NO concentrations of 150 ppm or more.

With respect to PPHN, our novel LungFit® PH is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low-concentration NO) for ventilated patients. We believe the ability of LungFit® PH to generate NO from ambient air provides us with many competitive advantages over the current standard of NO delivery systems in the U.S., the E.U., Japan and other markets. For example, LungFit® PH does not require the use of a high-pressure cylinder, does not require cumbersome purging procedures and places less burden on hospital staff in carrying out safety procedures.

Our novel LungFit® platform can also deliver a high concentration (>150 ppm) of NO directly to the lungs, which we believe has the potential to eliminate microbial infections including bacteria, fungi and viruses, among others. We believe that current FDA-approved NO vasodilation treatments would have limited success in treating microbial infections given the low concentrations of NO being delivered (<100 ppm). Given that NO is produced naturally by the body as an innate immunity mechanism, at a concentration of 200 ppm, supplemental high dose NO should aid in the body’s fight against infection. Based on our preclinical and clinical studies, we believe that 150 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, neither the FDA nor equivalent regulatory agencies in other countries or regions have approved any NO formulation and/or delivery system for >80 ppm NO.

LungFit® PH for the treatment of Persistent Pulmonary Hypertension of the Newborn

In November 2020 we submitted a PMA application to the FDA for the use of LungFit® PH in PPHN. There is a standard 180-day review process that starts upon the FDA’s acknowledgement of the submission, though PMA reviews oftentimes take much longer, sometimes over a year or more. Moreover, the ongoing COVID-19 pandemic and an increased volume of submissions have led to longer review times by the FDA. We anticipate an FDA decision on the PMA towards the end of calendar year 2021.

We also expect to receive the CE Mark under the Medical Device Regulation (“MDR”) in the E.U. in the first half of calendar year 2022. According to the most recent year-end report from Mallinckrodt Pharmaceuticals, sales of NO were $574.1 million in 2020 (up from $571.4 million in 2019) for the United States, Canada, Japan, Mexico and Australia, with >90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the U.S. sales potential of LungFit® PH in PPHN to be greater than $300 million and worldwide sales potential to be greater than $600 million. If regulatory approval is obtained, we anticipate a product launch in the U.S. in the fourth quarter of calendar 2021 and will continue to launch in the EU and globally in 2022 and beyond.

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

We initiated a pilot study in late 2020 using our novel LungFit® PRO system at 150 ppm to treat patients with acute viral pneumonia (AVP), including COVID-19. The ongoing trial is a multi-center, open-label, randomized clinical trial in Israel, including patients infected with SARS-CoV-2. Patients are randomized in a 1:1 ratio to receive either inhalations of 150 ppm NO given intermittently for 40 minutes four times per day for up to seven days in addition to standard supportive treatment (“NO+SST”) or standard supportive treatment alone (“SST”). Endpoints related to safety (primary endpoint), oxygen saturation and ICU admission, among others, will be assessed.

We reported interim data from this ongoing trial at the American Thoracic Society or ATS International Conference 2021, which was held virtually from May 14, 2021 through May 19, 2021. At the time of the data cut off, the intent-to-treat (“ITT”) analysis population included 19 COVID-19 patients (9 NO + SST vs 10 SST). The data readout showed that 150 ppm NO treatment administered via LungFit® PRO was safe and well tolerated and demonstrated encouraging efficacy signals. From a safety perspective, there were no treatment-related, or possibly related, adverse events or severe adverse events. NO2 levels were below 4 ppm at all timepoints (trial safety threshold is 5 ppm) and methemoglobin (“MetHb”) levels were below 4% at all times (trial safety threshold is 10%). With respect to the requirement of oxygen support beyond hospital stay, 22.2% of subjects in the NO + SST group compared with 40% of control subjects had this requirement. There was an observable trend of shortening the duration of hospital stay and duration on oxygen support for treated patients. The pilot study in adult viral pneumonia, including COVID-19, remains active with trial sites open for enrollment. Additional detailed study results may be submitted for presentation at an upcoming scientific meeting.

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

Our BRO program is currently on hold due to the COVID-19 pandemic. The pivotal study for bronchiolitis was originally set to be performed in the winter of 2020/21 but was delayed due to the pandemic. We have completed three successful pilot studies for bronchiolitis. A further analysis of the three previously reported pilot studies was presented at the ATS International Conference 2021, which was held virtually from May 14, 2021 through May 19, 2021. Analysis across the studies (n=198 infants, mean age 3.9 months) showed that 150 ppm – 160 ppm NO administered intermittently was generally safe and well tolerated with adverse event rates similar among treatment groups with no reported treatment-related serious adverse events. The short course of treatments with intermittent high concentration inhaled NO was effective in shortening hospital length of stay and accelerating time to fit for discharge – a composite endpoint of clinical signs and symptoms to indicate readiness to be evaluated for hospital discharge. This treatment was also effective in accelerating time to stable oxygen saturation – measured as SpO2 ≥ 92% in room air. Additionally, NO at a dose of 85 ppm NO showed no difference compared to control for all efficacy endpoints, while 150 ppm NO showed statistical significance when compared to control.

We believe that the entirety of data at 150 ppm - 160 ppm NO in both adult and infant patient populations supports further development of LungFit® PRO in a pivotal study for patients hospitalized with viral pneumonia.

LungFit® GO for the treatment of Nontuberculous mycobacteria (NTM)

NTM lung infection is a rare and serious pulmonary disease associated with increased morbidity and mortality. Patients with NTM lung disease may experience a multitude of symptoms such as fever, weight loss, cough, lack of appetite, night sweats, blood in the sputum and fatigue. Patients with NTM lung disease, specifically Mycobacterium abscessus (M.abscessus) representing 20% - 25% of all NTM and other forms of NTM that are refractory to antibiotic therapy, frequently require lengthy and repeated hospital stays to manage their condition. There are no treatments specifically indicated for the treatment of M. abscessus lung disease in North America, Europe or Japan.

There are approximately 50,000 to 90,000 people with NTM infections in the U.S. In Asia, the number of patients suffering from NTM surpasses what is seen in the U.S. There is one inhaled antibiotic approved for the treatment of refractory Mycobacterium avium complex (“MAC”). Current guideline-based approaches to treat NTM lung disease involve multi-drug regimens of antibiotics that may cause severe, long lasting side effects, and treatment can be as long as 18 months or more. Median survival for NTM MAC patients is approximately 13 years while median survival for patients with other variations of NTM is typically 4.6 years. The prevalence of human disease attributable to NTM has increased over the past two decades. In a study conducted between 2007 and 2016, researchers found that the prevalence of NTM in the U.S. is increasing at approximately 7.5% per year. M. abscessus treatment costs are estimated to be more than double that of MAC. In total, a 2015 publication by co-authors from several U.S. government departments stated that annual cases in 2014 cost the U.S. healthcare system approximately $1.7 billion. For this indication, we believe U.S. sales potential to be greater than $1 billion and worldwide sales potential to be greater than $2.5 billion.

In December 2020 we began a 12-week, multi-center, open-label clinical trial in Australia and we plan to enroll approximately 20 adult patients with chronic refractory NTM lung disease. We received a grant of up to $2.17 million from the CFF to fund this study and advance the clinical development of inhaled NO to treat NTM pulmonary disease. The trial is enrolling both cystic fibrosis (“CF”) and non-CF patients infected with MAC or M. abscessus. The study consists of a run-in period followed by two treatment phases. The run-in period provides a baseline for the efficacy endpoints. The first treatment phase takes place over a two-week period and begins in the hospital setting where patients will be titrated from 150 ppm NO up to 250 ppm NO over several days. During this phase patients receive NO for 40 minutes, four times per day while MetHb levels are monitored. Patients are also trained to use LungFit® GO and subsequently discharged to complete the remaining portion of the two-week treatment period at their home at the highest tolerated NO concentration. For the second treatment phase, a 10-week maintenance phase, the administration is twice daily. The study is evaluating safety, quality of life, physical function, and bacterial load among other parameters.

We reported positive interim results in October 2021. At the time of data cutoff on September 6, 2021, eight subjects were successfully titrated up to 250 ppm NO in the hospital setting, and none required dose reductions during the subsequent at-home portion of the study. The mean age of subjects was 56.6 years (range: 22 – 73 years) with the majority female (87.5%), a distribution consistent with real-world NTM disease, and occurring at a higher rate in older adult women than men. 250 ppm NO was well-tolerated in all subjects with no study discontinuations or treatment-related serious adverse events observed. Methemoglobin and NO2 concentrations remained within acceptable ranges in all subjects during NO treatment, and below the safety thresholds of 10% and 5 ppm, respectively. The study continues to enroll patients, and we anticipate reporting the complete efficacy and safety results in calendar year 2022. If the trial is successful, we would anticipate commencing a pivotal study in the first half of calendar year 2023.

The Company’s program in chronic obstructive pulmonary disease (“COPD”) is in the preclinical stage and will remain there, subject to obtaining additional financing.

Ultra-High Concentration NO in solid tumors through majority-owned affiliate Beyond Cancer, Ltd.

In November 2021, we secured commitments of $23.9 million in a concurrent private placement of common shares, not to exceed $30 million, providing the investors with up to 20% equity ownership in Beyond Cancer, a new and independently managed, private company. The funding is expected to be used to accelerate ongoing preclinical work including the completion of IND-enabling studies, completion of a Phase 1 study, expansion of preclinical programs for combination studies, hiring of additional Beyond Cancer team members, and optimization of the delivery system, as well as for general corporate purposes. The concurrent private placement is expected to close in the fourth fiscal quarter.

Beyond Cancer will benefit from Beyond Air’s NO expertise, IP portfolio, preclinical oncology team, and regulatory progress, and will pay Beyond Air a single digit royalty on all future revenues. Beyond Cancer will be led by a seasoned leadership team with experience in emerging healthcare companies and clinical oncology.

Selena Chaisson, MD, will be Beyond Cancer’s Chief Executive Officer. Previously, Dr. Chaisson was the Director of Healthcare Investments at Bailard, where she spent 16 years focusing on highly specialized, emerging healthcare opportunities with more than one-third of her portfolio dedicated to investing in oncology companies. Prior to Bailard, Dr. Chaisson held senior executive roles at RCM Capital Management and Tiger Management. RCM Capital Management was acquired and then merged with Allianz Global Investors U.S. in 2013. Dr. Chaisson received a BS in microbiology in 1987 from Louisiana State University in Baton Rouge, LA, where she graduated summa cum laude. She earned her MBA and MD from Stanford University in 1992 and 1993, respectively.

The complete Beyond Cancer Board of Directors, Scientific Advisory Board and headquarters will be announced as they are finalized. The Board of Directors is expected to consist of six members, four of whom will include:

●	Steve Lisi, Chairman of the Board, and CEO and Chairman of the Board of Beyond Air
●	Selena Chaisson, MD, Director, and Chief Executive Officer of Beyond Cancer
●	Amir Avniel, Executive Director, and COO and Co-Founder of Beyond Air
●	Robert Carey, Director, and Board Member of Beyond Air

Ultra-high concentration NO has shown anticancer properties in preclinical trials by eliciting an immune response from the host. We have released this preclinical data at several medical/scientific conferences showing the promise of delivering NO at concentrations of 20,000 ppm – 200,000 ppm directly to tumors. Results showed that local tumor ablation with NO conveyed anti-tumor immunity to the host. In our most recent release of data, 8 of 11 mice treated with a single administration of 25,000 ppm NO over five minutes were resistant to a subsequent tumor challenge and 11 of 11 mice treated with 50,000 ppm NO were resistant to a subsequent tumor challenge. Preclinical work will continue with a goal of beginning the enrollment of patients in a first-in-human study in the first quarter of calendar year 2022.

COVID-19

The development of the our product candidates could be further disrupted and adversely affected by a resurgence of the COVID-19 pandemic. We experienced significant delays in the supply chain for LungFit® due to the redundancy in parts and suppliers with ventilator manufacturing which has since been remedied. We continuously assess the impact that COVID-19 may have on our business plans and our ability to conduct the preclinical studies and clinical trials as well as on our reliance on third-party manufacturing and our supply chain. However, there can be no assurance that we will be able to avoid part or all of any impact from COVID-19 or its consequences if a resurgence occurs.

Critical Accounting Estimates and Policies

A critical accounting policy and related estimates are both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2021 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Contingent Loss judgments and estimates,

●	Research and development expense recognition,

●	Stock-based compensation valuation and attribution, and

●	Income Taxes

Off-Balance-Sheet Arrangements

As of September 30, 2021, we did not have any off-balance-sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Results of Operations

Below are the results of operations for the three and six months ended September 30, 2021 and September 30, 2020:

(in thousands)

	For the Three Months Ended		For the Six Month Ended
	September 30,		September 30,
	2021	2020	2021	2020

License revenues	$-	$350	$-	$579

Operating expenses:

Research and development	2,807	3,147	5,548	7,479
General and administrative	3,395	2,169	7,245	4,663
Operating expenses	6,201	5,316	12,793	12,142

Operating loss	(6,201)	(4,967)	(12,793)	(11,563)

Other income (loss)
Dividend and interest income	1	1	2	16
Interest expense	(161)	(159)	(323)	(322)
Foreign exchange loss	0	(7)	9	(6)
Other income	(2,330)	0	(2,330)	2
Total other income (loss)	(2,490)	(165)	(2,642)	(310)

Net loss	$(8,692)	$(5,132)	$(15,435)	$(11,874)

Net basic and diluted loss per share	$(0.36)	$(0.30)	$(0.67)	$(0.71)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	24,165,965	17,120,801	23,061,667	16,826,712

Comparison of Three and Six Months Ended September 30, 2021 with the Three and Six Months Ended September 30, 2020

License Revenue

On January 23, 2019, the Company entered into an agreement for commercial rights (the “Circassia Agreement”) with Circassia Limited and its affiliates for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the Circassia Agreement. Prior to the three month period ended September 30, 2021, the Company has met its performance obligation under the Circassia Agreement and all the revenue had been previously recognized. License revenue of $0 and $350 thousand associated with the second performance obligation has been recognized for the three months ended September 30, 2021 and September 30, 2020, respectively. License revenue of $0 and $579 thousand associated with the second performance obligation has been recognized for the six months ended September 30, 2021 and September 30, 2020, respectively.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 were $2,807 thousand as compared to $3,147 thousand for the three months ended September 30, 2020. The decrease of $340 thousand was primarily attributed to a decrease in COVID project spend and favorable NTM timing (including CFF grant offsetting internal costs), partially offset by an increase in UNO and Lung Fit PH.

Research and development expenses for the six months ended September 30, 2021 were $5,548 thousand as compared to $7,479 thousand for the six months ended September 30, 2020. The decrease of $1,931 thousand was primarily attributed to a decrease in COVID project spend, BRO project spend and a reduction in stock-based compensation.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 and September 30, 2020 were $3,395 thousand and $2,169 thousand, respectively. The increase of $1,226 thousand was attributed primarily to an increase in salaries and benefits for commercial and support staff, an increase in professional fees to assist in the preparation of a potential commercial launch, increased costs in IT and physical infrastructure and in legal fees.

General and administrative expenses for the six months ended September 30, 2021 and September 30, 2020 were $7,245 thousand and $4,663 thousand, respectively. The increase of $2,582 thousand was attributed primarily to an increase in salaries and benefits for commercial and support staff, an increase in professional fees to assist in the preparation of a potential commercial launch, increased costs in IT and physical infrastructure and in legal fees, partially offset by a reduction in stock-based compensation.

Other Income (Loss)

Other Income (Loss) for the three months ended September 30, 2021 and September 30, 2020 was a loss of ($2,490) thousand and a loss of ($165) thousand, respectively. The increase loss of ($2,325) thousand was attributed primarily to the recording of an estimate for a contingent loss related to the Empery lawsuit.

Other Income (Loss) for the six months ended September 30, 2021 and September 30, 2020 was a loss of ($2,642) thousand and a loss of ($310) thousand, respectively. The increase loss of ($2,332) thousand was attributed primarily to the recording of an estimate for a contingent loss related to the Empery lawsuit.

Cash Flows

Below is a summary of the Company’s cash flows activities for the six months ended September 30, 2021 and September 30, 2020:

	Six Months Ended
	September 30,
(in thousands)	2021	2020

Net cash provided by (used in):
Operating activities	$(8,897)	$(8,806)
Investing activities	(692)	(731)
Financing activities	23,068	6,425
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,479	$(3,112)

Operating Activities

For the six months ended September 30, 2021 the net cash used in operating activities was $8,897 thousand which was primarily due to the Company’s net loss of $15,435 thousand, which includes $306 thousand of amortization and depreciation, non-cash stock-based compensation expense of $2,371 thousand and an increase of $3,460 thousand of accounts payable and accrued expenses. For the six months ended September 30, 2020, cash used in operating activities was $8,806 thousand which was primarily due to our net loss of $11,874 thousand and a reduction of accounts payable of $436 thousand. There was non-cash stock-based compensation expense of $2,995 thousand and a non-cash decrease for deferred revenue of $579 thousand. A source of cash for the six months ended September 2020 was from other current assets and prepaid expenses of $672 thousand and accrued expenses of $250 thousand.

Investing Activities

For the six months ended September 30, 2021 and September 30, 2020, net cash used in investing activities was $692 thousand and $731 thousand, respectively, which was mainly for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2021 was $23,068 thousand, which was primarily from the net proceeds from the issuance of common stock related to the Stock Purchase Agreement and ATM of $23,521 thousand offset by a loan payment of $453 thousand. Net cash provided by financing activities for the six months ended September 30, 2020 was $6,425 thousand which was primarily from the net proceeds from the issuance of common stock related to the Stock Purchase Agreement, net proceeds from the issuance of common stock in connection with the ATM and proceeds from the issuance of common stock from warrant exercises of $6,676 thousand offset by a loan payment of $251 thousand.

Contractual Obligations

There have been no material changes to our contractual obligations since March 31, 2021. For a summary of our contractual obligations, see Item 7 of Part II of our Annual Report on Form 10-K for the year ended March 31, 2021 (the “2021 Annual Report”), filed with the SEC on June 10, 2021 and amended on July 23, 2021.

Liquidity and Capital Resources

Overview

We have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our products until certification or regulatory approval is received for our product candidates. We had an operating cash flow decrease of $8.9 million for the six months ended September 30, 2021 and we have experienced an accumulated loss of $95.9 million as of September 30, 2021. As of September 30, 2021, we had cash, cash equivalents and restricted cash of $48.7 million. We believe that our cash and cash equivalents as of September 30, 2021, will enable us to fund our development programs, operating expenses and capital expenditure requirements for at least one year from the date of filing these financial statements.

Our future capital needs and the adequacy of available funds will depend on many factors, including, but not necessarily limited to, the cost and time necessary for the development, preclinical studies and clinical trials and certification or regulatory approval of our other medical devices, indications as well as the commercial success of our first product candidates that receive marketing approval by the FDA. We may be required to raise additional funds through equity or debt securities offerings or strategic collaboration and/or licensing agreements in order to fund operations until we are able to generate enough product or royalty revenues, if any. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could have a material adverse effect on our strategic objectives, results of operations and financial condition.

There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

On April 2, 2020, we entered into the ATM Offering Sales Agreement with SunTrust Robinson Humphrey, Inc. and Oppenheimer & Co. Under the ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time and at various prices. If shares of our common stock are sold, there is a 3% fee paid to the sales agent. As of September 30, 2021, there was a balance of approximately $14.5 million available under the ATM.

On May 14, 2020, we entered into the $40 million Stock Purchase Agreement LPC, which replaced the former $20 million purchase agreement with LPC, dated August 10, 2018. The Stock Purchase Agreement provides for the issuance of up to $40 million of our common stock, which we may sell from time to time in our sole discretion, to LPC over the next 36 months, subject to the conditions and limitations in the Stock Purchase Agreement. As of September 30, 2021, there was a balance of approximately $28.2 million available under the Stock Purchase Agreement.

Our ability to continue to operate beyond 12 months from the filing of this Quarterly Report on Form 10-Q will be largely dependent upon the approval of our PMA for the PPHN medical device, the expected timing and commercial acceptance of the launch of this device, as well as our obtaining partners in other parts of the world, and our raising additional funds to finance our activities until we are generating cash flow from operations. There are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our other product candidates.

There are numerous risks and uncertainties associated with the development of our NO delivery system and we are unable to estimate the amounts of increased capital outlays and operating expenses associated with the completion of the research and development of our product candidates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

On August 20, 2021, the Company announced the appointment of Douglas Larson as its new Chief Financial Officer, succeeding Douglas Beck effective September 1, 2021. Mr. Beck will remain a consultant to the Company and is working closely with Mr. Larson and the Beyond Air leadership team to ensure a seamless transition of CFO responsibilities, including maintaining a robust control environment.

During the three months ended September 30, 2021, there were no changes made to our internal controls over financial reporting that materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to our unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2021 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., dated January 9, 2017, filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated June 25, 2019, filed as Exhibit 3.3 to our Annual Report on Form 10-K, as filed with the SEC on June 28, 2019, and incorporated herein by reference.

3.3	Form of Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Beyond Air, Inc. (included in Appendix C to our Definitive Proxy Statement, filed with the SEC on January 22, 2021 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of AIT Therapeutics, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.2	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 10.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.3	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017, and incorporated herein by reference.

4.4	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on February 22, 2018, and incorporated herein by reference.

4.5	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

10.1*	Employment Agreement, dated August 20, 2021, by and between Douglas Larson and Beyond Air, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 25, 2021 and incorporated herein by reference.

10.2*	Consulting and Severance Agreement, dated August 24, 2021, by and between Douglas Beck and Beyond Air, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on August 25, 2021 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

BEYOND AIR, INC.

/s/ Steven Lisi
Date: November 12, 2021	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Larson
Date: November 12, 2021	Douglas Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)

