Form 10-Q
period 2021-12-31
Beyond Air, Inc.
filed 2022-02-10
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 8, 2022, there were 29,831,400 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED DECEMBER 31, 2021

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$83,468	$34,631
Restricted cash	9,239	637
Grant receivable	661	425
Other current assets and prepaid expenses	1,317	1,530
Total current assets	94,684	37,223
Licensed right to use technology	346	375
Right-of-use lease assets	2,299	1,861
Property and equipment, net	1,772	929
Other assets	209	138
TOTAL ASSETS	$99,311	$40,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,611	$1,325
Accrued expenses	4,328	1,805
Operating lease liability	239	113
Loan payable	-	557
Total current liabilities	6,178	3,800

Long-term liabilities
Operating lease liability	2,162	1,789
Long-term debt, net	200	4,472
Total liabilities	8,540	10,061
Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 28,161,446 and 21,828,244 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	3	2
Treasury stock	(25)	(25)
Additional paid-in capital	188,652	110,948
Accumulated deficit	(103,636)	(80,462)
Total stockholders’ equity attributable to Beyond Air, Inc	84,994	30,464
Non-controlling interests	5,777	-
Total Equity	90,771	30,464
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,311	40,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

License revenues	$-	$149	$-	$728

Operating expenses:

Research and development	2,543	3,294	8,091	10,773
General and administrative	4,943	2,471	12,188	7,134
Operating expenses	7,486	5,765	20,279	17,907

Operating loss	(7,486)	(5,616)	(20,279)	(17,180)

Other income (loss)
Interest expense	(57)	(158)	(377)	(464)
Foreign exchange gain / (loss)	(8)	7	2	0
Other income / (expense)	(412)	(2)		0
Estimated Liability for Contingent Loss	-	-	(2,742)	-
Total other income (loss)	(476)	(153)	(3,118)	(464)

Provision for income taxes	-	-	-	-

Net Loss	$(7,962)	$(5,770)	$(23,397)	$(17,643)

Less : net loss attributable to non-controlling interests	(223)	-	(223)	-

Net loss attributable to Beyond Air, Inc.	$(7,739)	(5,770)	(23,174)	(17,643)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.29)	$(0.33)	$(0.95)	$(1.03)

Weighted average number of shares, outstanding basic and diluted	26,822,302	17,609,328	24,319,771	17,086,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021

(amounts in thousands, except share data)

				Additional
	Common Stock		Treasury	Paid-in	Accumulated	Total
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2021	21,828,244	$2	$(25)	$110,948	$(80,462)	$30,464
At the market stock issuance of common stock, net	1,239,405	0		7,481		7,482
Issuance of common stock pursuant to a Purchase Agreement, net	200,000	0		1,031		1,031
Stock-based compensation				1,216		1,216
Net loss					(6,743)	(6,743)
Balance as of June 30, 2021	23,267,649	$2	$(25)	$120,677	$(87,205)	$33,450

				Additional
	Common Stock		Treasury	Paid-in	Accumulated	Total
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July 1, 2021	23,267,649	$2	$(25)	$120,677	$(87,205)	$33,450
At the market stock issuance of common stock, net	1,659,664	0		14,958		14,958
Issuance of common stock upon exercise of warrants	271,811	0		(0)		-
Issuance of common stock upon exercise of stock options	10,625	0		50		50
Stock-based compensation				1,155		1,155
Net loss					(8,692)	(8,692)
Balance as of September 30, 2021	25,209,749	$3	$(25)	$136,840	$(95,897)	$40,921

	Common Stock		Treasury	Additional Paid-in	Accumulated	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Interests	Equity
Balance as of October 1, 2021	25,209,749	$3	$(25)	$136,840	$(95,897)	$-	40,921
At the market stock issuance of common stock, net	1,154,355	0		14,049			14,049
Issuance of common stock pursuant to a Purchase Agreement, net	900,000	0		10,107			10,107
Issuance of common stock upon exercise of warrants	748,110	0		1,391			1,391
Issuance of common stock upon exercise of stock options	149,232	0		149			149
Stock-based compensation				2,116			2,116
Beyond Cancer issuance of stock (including $1.1 million from related parties)				24,000		6,000	30,000
Net Loss					(7,739)	(223)	(7,962)
Balance as of December 31, 2021	28,161,446	$3	$(25)	$188,652	$(103,636)	$5,777	90,771

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020

(amounts in thousands, except share data)

				Additional
	Common Stock		Treasury	Paid-in	Accumulated	Total
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2020	16,056,360	$2	$(25)	$75,703	$(57,587)	$18,092
At the market stock issuance of common stock, net	113,712	0		900		900
Issuance of common stock upon exercise of warrants	70,538	0		293		293
Issuance of common stock upon exercise of stock options	2,340	0		1		1
Issuance of common stock pursuant to a Purchase Agreement, net	568,605	0		3,642		3,642
Stock-based compensation				1,814		1,814
Issuance of common stock to investor relations firm	30,000	0		242		242
Net loss					(6,742)	(6,742)
Balance as of June 30, 2020	16,841,555	$2	$(25)	$82,593	$(64,329)	$18,241

				Additional
	Common Stock		Treasury	Paid-in	Accumulated	Total
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July 1, 2020	16,841,555	$2	$(25)	$82,593	$(64,329)	$18,241
At the market stock issuance of common stock, net	227,527	0		1,536		1,536
Issuance of common stock upon exercise of warrants	83,332	0		305		305
Stock-based compensation				1,180		1,180
Net loss					(5,132)	(5,132)
Balance as of September 30, 2020	17,152,414	$2	$(25)	$85,614	$(69,461)	$16,130

				Additional
	Common Stock		Treasury	Paid-in	Accumulated	Total
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of October 1, 2020	17,152,414	$2	$(25)	$85,614	$(69,461)	$16,130
At the market stock issuance of common stock, net	575,448	0		3,131		3,131
Issuance of common stock pursuant to a Purchase Agreement, net	463,162	0		2,434		2,434
Issuance of vested restricted stock	135,000	0		(0)		(0)
Issuance of common stock upon exercise of warrants	55,203	0		224		224
Stock-based compensation				1,061		1,061
Net loss					(5,770)	(5,770)
Balance as of December 31, 2020	18,381,227	$2	$(25)	$92,464	$(75,230)	$17,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Nine Months Ended
	December 31,
	2021	2020

Cash flows from operating activities
Net loss	$(23,397)	$(17,643)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	193	125
Amortization of licensed right to use technology	29	30
Stock-based compensation	4,487	4,056
Deferred revenue	-	(728)
Amortization of debt discount and accretion of debt issuance costs	528	100
Amortization of operating lease assets	166	1
Gain on cancellation of operating lease	-	(2)
Foreign currency adjustments	(7)	(0)
Changes in:
Grant Receivable	233	-
Other current assets and prepaid expenses	(254)	686
Accounts payable	286	(1,032)
Accrued expenses	2,501	337
Net cash used in operating activities	(15,234)	$(14,070)

Cash flows from investing activities
Security Deposits made on rental properties	(73)	-
Purchase of property and equipment	(1,038)	(870)
Net cash used in investing activities	(1,111)	$(870)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with a Purchase agreement	11,138	6,076
Proceeds from issuance of common stock through at the Market offerings	36,489	5,567
Proceeds from issuance of common stock through exercise of warrants	1,391	822
Proceeds from issuance of common stock through exercise of stock options	199	1
Proceeds from the sale of common stock - Beyond Cancer ($30.0 million, including $1.1 million from related parties, less $4.8 million from lenders in retired Loan Facility)	25,200	-
Payment of loan	(635)	(335)
Net cash provided by financing activities	73,783	$12,129

Increase (decrease) in cash, cash equivalents and restricted cash	57,439	(2,811)
Cash, cash equivalents and restricted cash at beginning of period	35,268	25,465
Cash, cash equivalents and restricted cash at end of period	$92,707	$22,654
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets	$602	$237
Operating lease liability	$602	$237
Accelerated amortization of debt discount costs on retirement of debt	$390	$-
Disposition of right-of-use asset	$-	$(17)
Disposition of operating lease liability	$-	$19
Stock issued to investor relations firm	$-	$242
Supplemental disclosure of cash flow items:
Interest paid	$334	$341
Income taxes paid	$68	$-

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

Beyond Air is a clinical-stage medical device and biopharmaceutical company developing a nitric oxide (“NO”) generator and delivery system (the “LungFit® system”) capable of generating NO from ambient air. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. The Company believes that LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, the Company believes that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s current areas of focus with LungFit® are persistent pulmonary hypertension of the newborn (PPHN), -community-acquired viral pneumonia (CAVP) including COVID-19 (previously acute viral pneumonia, or AVP), bronchiolitis (BRO) and nontuberculous mycobacteria (NTM) lung infection. The Company’s current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, (the “FDA”), CE marking conformity assessment by a notified body in the European Union (the “E.U.”), as well as similar regulatory agencies’ reviews or approvals in other countries or regions. LungFit® is currently undergoing PMA review with the FDA for the treatment of PPHN and, if approved, the Company’s system will be marketed as a medical device in the U.S.

On November 4, 2021, Beyond Air reorganized the oncology business into a new and independently managed, private company called Beyond Cancer, Ltd (“Beyond Cancer”).  Beyond Air’s preclinical oncology team and the exclusive right to the intellectual property portfolio utilizing ultra-high concentrated nitric oxide (“UNO”) for the treatment of solid tumors now reside with Beyond Cancer.  The new subsidiary secured $30 million in private placement of common shares, providing investors with 20% equity ownership.  Beyond Air retained 80% ownership in Beyond Cancer (see Note 15).

Liquidity Risks and Uncertainties

The Company used cash in operating activities of $6.3 million for the three months ended December 31, 2021, and has accumulated losses attributable to the stockholders of Beyond Air of $103.6 million. The Company had cash, cash equivalents and restricted cash of $92.7 million as of December 31, 2021. Based on management’s current business plan, the Company estimates that it will have enough cash and liquidity sufficient to finance its operating requirements for at least one year from the date of filing these financial statements.

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

The Company’s access to capital and liquidity currently includes a $40 million stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) dated as of May 14, 2020 (the “Stock Purchase Agreement”), of which approximately $18.1 million remains available as of December 31, 2021. The Stock Purchase Agreement provides for issuances through May 2023 at the Company’s discretion (see Note 5).

The Company entered into an At-The-Market Offering Sales Agreement, dated February 4, 2022 for $50 million (see Note 5).

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 (the “2021 Annual Report”), was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 10, 2021 and amended on July 23, 2021. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the 2021 Annual Report.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of all of the Company’s subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. As the Company has both the power to direct activities of Beyond Cancer that most significantly impact such entities economic performance and the right to receive benefits and losses that potentially be significant, financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations is reported as “non-controlling interest” on the consolidated balance sheets and as “net income (loss) attributable to non-controlling interest” in the Company’s consolidated statement of operations. All intercompany balances and transactions have been eliminated in the accompanying financial statements.

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

As of December 31, 2021 and March 31, 2021, restricted cash included approximately $1.8 million and $0.6 million designated for a contract manufacturer, respectively. This cash is expected to be used for materials and parts that require long lead times. As of December 31, 2021, restricted cash also included $7.4 million held as collateral to secure a supersedeas bond for an appeal of a lawsuit (see Note 14).

The following table is the reconciliation of the presentation and disclosure of financial instruments as shown on the Company’s consolidated statements of cash flows:

(amounts in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$83,468	$22,016
Restricted cash	9,239	638
Total	$92,707	$22,654

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Exchange Transactions

The Company’s subsidiaries transact in U.S. dollars, Euros, New Israeli Shekels and Australian dollars. The Company’s main operations are in the United States and the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. The Company translated its non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations as of December 31, 2021 and March 31, 2021 were not material. Gains or losses from foreign currency transactions are included in other income (expense) in the statement of operations as foreign currency exchange gain/(loss).

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Fair value for restricted stock unit awards is valued using the closing price of the Company’s common stock on the date of grant. The grant date fair value is recognized over the requisite service period during which an employee and non-employee is required to provide service in exchange for the award. The grant date fair value of employee and non-employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. Due to the Company’s limited trading history, the Company utilizes weighting of its historical volatility and the implied volatility based on an aggregate of guideline companies. The Company uses the simplified method to estimate the expected term.

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

The expected amortization expense for the next five years and thereafter is as follows for the year ended March 31 (in thousands):

Remainder of 2022	$10
2023	38
2024	38
2025	38
2026	38
Thereafter	184
Total	$346

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of December 31, 2021 and March 31, 2021, the Company recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more-likely-than-not threshold.

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

Net Income (Loss) Per Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to Beyond Air, Inc., by the weighted average number of shares of common stock outstanding for the period. The dilutive effect of outstanding options, warrants, restricted stock and other stock-based compensation awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) attributed to common stockholders per share excludes all anti-dilutive shares of common stock. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because such shares of common stock are not assumed to have been issued if their effect is anti-dilutive, see Note 9.

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2021 and March 31, 2021:

(in thousands)	December 31, 2021	March 31, 2021

Clinical and medical equipment	$1,474	$1,074
Computer equipment	318	152
Furniture and fixtures	284	133
Leasehold improvements	343	22
	2,419	1,381
Accumulated depreciation and amortization	(646)	(453)
	$1,772	$929

Depreciation and amortization expense for the three months ended December 31, 2021 and December 31, 2020 was $0.1 million and $0.1 million, respectively. Depreciation and amortization expense for the nine months ended December 31, 2021 and December 31, 2020 was $0.2 million and $0.1 million, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY

On April 2, 2020, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the sales agreement. When shares of the Company’s common stock were sold, there was a three percent fee paid to the sales agent. For the three months ended December 31, 2021 and December 31, 2020, the Company received net proceeds of $14.0 million and $3.1 million from the sale of 1,154,355 and 575,448 shares of the Company’s common stock, respectively. For the nine months ended December 31, 2021 and December 31, 2020, the Company received net proceeds of $36.5 million and $5.6 million from the sale of 4,053,424 and 916,688 shares of the Company’s common stock, respectively. As of December 31, 2021, there were no remaining funds available under the ATM.

On May 14, 2020, the Company entered into the Stock Purchase Agreement with LPC, which provides for the issuance of up to $40 million of its common stock which the Company may sell from time to time in its sole discretion to LPC over 36 months, provided that the closing price of the Company’s common stock is not below $0.25 per share and subject to certain other conditions and limitations set forth in the Stock Purchase Agreement. For the three months ended December 31, 2021 and December 31, 2020, the Company received net proceeds of $10.1 million and $2.4 million from the sale of 900,000 and 463,162 shares of common stock, respectively. For the nine months ended December 31, 2021 and December 31, 2020, the Company received net proceeds of $11.1 million and $6.1 million from the sale of 1,100,000 and 1,031,767 shares of common stock, respectively. As of December 31, 2021, there was a balance of approximately $18.1 million available under the Stock Purchase Agreement.

On January 24, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration”) registering an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities, such indeterminate number of warrants to purchase common stock, preferred stock and/or debt securities, and such indeterminate number of units as may be sold by the Company from time to time, which together shall have an aggregate initial offering price not to exceed $200,000,000. The Registration was declared effective by the SEC on February 1, 2022;

On February 4, 2022, the Company entered into a new At-The-Market Equity Offering Sales Agreement (the “ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the sales agreement. If shares of the Company’s common stock are sold, there is a three percent fee paid to the sales agent.

Equity Incentive Plan

The Company’s Third Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. The vesting terms of the options issued under the 2013 Plan are generally four years and expire in ten years from the grant date. The 2013 Plan has 5,600,000 shares authorized for issuance. As of December 31, 2021 233,761 shares were available for issuance under the 2013 Plan.

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the period ended December 31, 2021 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2021	554,200	5.04
Forfeited	(17,000)	5.23
Granted	250,000	10.55
Vested	(183,000)	6.46
Unvested as of December 31, 2021	604,200	$6.88

Stock-based compensation related to these stock issuances for the three months ended December 31, 2021 and December 31, 2020 was $930 thousand and $291 thousand, respectively. Stock-based compensation related to these stock issuances for the nine months ended December 31, 2021 and December 31, 2020 was $1,249 thousand and $1,063 thousand, respectively.

As of December 31, 2021, the 183,000 shares that vested in the three months ended December 31, 2021 had not been issued.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

A summary of the Company’s options for the nine months ended December 31, 2021, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number	Price -	Life-	Value
	Of Options	Options	Options	(thousands)
Options outstanding as of April 1, 2021	4,195,097	$4.91	8.4	$2,609
Granted	211,500	8.98
Exercised	(215,904)	4.92
Forfeited	(88,062)	5.08
Outstanding as of December 31, 2021	4,102,631	$5.15	7.6	$17,620
Exercisable as of December 31, 2021	2,489,256	$4.69	7.0	$11,816

As of December 31, 2021, the Company has unrecognized stock-based compensation expense of approximately $4.6 million related to unvested stock options which is expected to be expensed over the weighted average remaining service period of 2.8 years.

The weighted average fair value of options granted was $8.98 and $5.20 per share during the nine months ended December 31, 2021 and December 31, 2020, respectively.

The following inputs were utilized in the Company’s Black-Scholes Model to calculate fair value on the date of grant:

	December 31, 2021	December 31, 2020
Risk-free interest rate	1.3-1.5%	0.5-0.7%
Expected volatility	89.4-91.1%	87.8-92.5%
Dividend yield	0%	0%
Expected terms (in years)	6.25	5.18 -6.25

The following summarizes the components of stock-based compensation expense, which include stock options and restricted stock, for the three and nine months ended December 31, 2021 and December 31, 2020, respectively

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2021	2020	2021	2020

Research and development	$416	$376	$1,160	$1,665
General and administrative	1,700	684	3,327	2,391

Total stock-based compensation expense	$2,116	$1,061	$4,487	$4,056

Employee Stock Purchase Plan

On March 4, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to encourage and to enable eligible employees of the Company, through after-tax payroll deductions, to acquire proprietary interests in the Company through the purchase and ownership of shares of common stock. The ESPP is intended to benefit the Company and its stockholders by (a) incentivizing participants to contribute to the success of the Company and to operate and manage the Company’s business in a manner that will provide for the Company’s long-term growth and profitability and that will benefit its stockholders and other important stakeholders and (b) encouraging participants to remain in the employ of the Company. As of December 31, 2021 and March 31, 2021, there were no shares issued under the ESPP and 750,000 shares were available for future issuance under the ESPP.

Warrants

A summary of the Company’s outstanding warrants as of December 31, 2021 is as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Date of Expiration
January 2017 offering – investors	1,683,240	$3.66	January 2022 (a)
March 2017 offering – investors	68,330	$3.66	March 2022 (a)
March 2017 offering - placement agent	7,541	$3.66	March 2022 (a)
Third-party license agreement	208,333	$4.80	January 2024
March 2020 loan (see Note 12)	172,187	$7.26	March 2025
NitricGen	80,000	$6.90	January 2028
Total	2,219,631

(a)	These warrants have down round protection (See Notes 7 and 14).

For the nine months ended December 31, 2021, 925,660 warrants were exercised on a cashless basis in exchange for 639,921 shares and an additional 380,000 warrants were exercised for $1,391 thousand. For the nine months ended December 31, 2020, 8,332 warrants were exercised on a cashless basis in exchange for 2,536 shares and an additional 206,537 warrants were exercised for $822 thousand.

For the three months ended December 31, 2021, 509,996 warrants were exercised on a cashless basis in exchange for 368,110 shares and an additional 380,000 warrants were exercised for $1,391 thousand. For the three months ended December 31, 2020, 8,332 warrants were exercised on a cashless basis in exchange for 2,536 shares and an additional 52,667 warrants were exercised for $224 thousand.

Subsequent to December 31, 2021, 433,236 warrants that were issued in January 2017 were exercised on a cashless basis in exchange for 254,902 shares and an additional 1,250,002 warrants were exercised for $4.6 million.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of December 31, 2021 and March 31, 2021 is as follows:

(in thousands)	December 31, 2021	March 31, 2021
Research and development	$633	$272
Insurance	142	971
Value added tax receivable	162	41
Other	380	246
Total	$1,317	$1,530

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses as of December 31, 2021 and March 31, 2021 is as follows:

	December 31, 2021	March 31, 2021
Research and development	$695	$585
Professional fees	450	709
Employee salaries and benefits	461	270
Other	365	242
Accrual for contingent liability	2,356	-
Total	$4,328	$1,805

On September 30, 2021, the Company recorded an estimate for a contingent loss of $2.4 million related to the Empery litigation, see Note 14. The estimate is unchanged as of December 31, 2021.

NOTE 8 LEASES

ASU No. 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”), requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. On October 1, 2021, a new 5-year lease was signed at one location with an initial right-of-use asset valuation and offsetting lease liability of $602 thousand.

The right-of use assets and operating lease liability as of December 31, 2021 and March 31, 2021 are as follows:

(in thousands)	December 31, 2021	March 31, 2021

Right-of-use assets	$2,299	$1,861

Operating lease liability short-term	$239	$113
Operating lease liability long-term	2,162	1,789
Total	$2,401	$1,903

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

Other Information for the Nine Months Ended December 31, 2021

Cash paid for amounts included in the measurement of lease liabilities (thousands):	$232
Right-of-use assets obtained in exchange for new operating lease liabilities:	-
Weighted average remaining lease term — operating leases	7.7 years
Weighted average discount rate — operating leases	8.3%

Maturity of Lease Liabilities	Operating Leases
Payments remaining for the year ended March 31 (in thousands):
2022	$79
2023	464
2024	446
2025	437
2026	444
Thereafter	1,408
Total lease payments	3,278
Less: interest	(877)
Present value of lease liabilities	$2,401

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	December 31, 2021	December 31, 2020

Common stock warrants	2,219,631	4,958,855
Common stock options	4,102,631	3,173,249
Restricted stock	604,200	573,800

Total	6,926,462	8,705,904

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

As of March 31, 2021, the Company met its performance obligation under the Circassia Agreement and revenue therefrom has been previously recognized. License revenue of $0 and $149 thousand associated with the Company’s second performance obligation has been recognized for the three months ended December 31, 2021 and December 31, 2020, respectively. License revenue of $0 and $728 thousand associated with the Company’s second performance obligation has been recognized for the nine months ended December 31, 2021 and December 31, 2020, respectively.

NOTE 11 GRANT COLLABORATON AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.17 million from the CFF to advance the clinical development of high concentration NO for the treatment of Nontuberculous Mycobacteria, or NTM pulmonary disease, which disproportionally affects cystic fibrosis (“CF”) patients. Under the terms of the grant agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot study. The grant provides milestones based upon the Company’s achieving performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The royalties are capped at four times the grant actually paid to the Company. For the three and nine months ended December 31, 2021, the Company recognized $229 thousand and $661 thousand in reduction of research and development expenses, respectively. The Company has received $425 thousand from the CFF through December 31, 2021.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 LONG-TERM LOAN

On March 17, 2020, the Company entered into the Facility Agreement with certain lenders for up to $25.0 million in five tranches of $5.0 million per tranche. The Company received proceeds from the first tranche in fiscal year 2020. During October 2021, the Company amended the Facility agreement to offer the lenders the ability to accept redemption of all amounts outstanding from the first tranche of $5.0 million and to terminate the Facility Agreement without penalty. The Facility Agreement was terminated on November 10, 2021.

In connection with the first tranche, the Company issued, in March 2020, warrants to the lenders for the purchase of 172,826 shares of the Company’s common stock at $7.26 per share. The warrants expire in five years. The Company allocated the fair market value of the warrants at the date of grant to stockholders’ equity and reflected a debt discount of $595 thousand. Debt discount and debt issuance costs are amortized over the life of the loan. Upon termination of the Facility Agreement, the Company accelerated amortization of debt discount and debt issuance costs and have recognized the full amount as at December 31, 2021.

A summary of the balance of the Facility Agreement as of December 31, 2021 and March 31, 2021 is as follows:

(in thousands)	December 31, 2021	March 31, 2021
Face value of loan	$5,000	$5,000
Loan redemption	(5,000)
Debt discount	(595)	(595)
Accretion of debt discount	595	123
Debt offering costs	(71)	(71)
Amortization of debt offering costs	71	15
Total	$0	$4,472

A lender who is an over 5% stockholder loaned the Company $3,160 thousand of the first tranche and, as such, related party interest expense for the three months ended December 31, 2021 and December 31, 2020 was $36 thousand and $79 thousand (not including amortization of debt discount and deferred offering costs), respectively.

In connection with the termination of the Facility Agreement, on November 8, 2021, the Company entered into a modification of the Facility Agreement for one lender to allow for repayment of $200 thousand on unchanged payment terms. The loan is unsecured with interest at 10% per year which is to be paid quarterly. The loan shall be repaid in installments commencing on June 15, 2023 with all outstanding amounts due on March 17, 2025.

Maturity of Long-Term Loan (in thousands)	December 31, 2021

2022	$-
2023	60
2024	110
2025	30
Total	$200

NOTE 13 SHORT-TERM LOAN PAYABLE

In connection with the Company’s insurance policy, a loan was used to finance part of the premium. As of December 31, 2021, this loan was fully reimbursed. The following details concerning the loan is as follows:

	December 31, 2021		March 31, 2021
(in thousands)
Amount outstanding		$-	$557
Monthly payments	$	n/a	$70
Number of monthly payments remaining		-	8
Interest rate		n/a	3.2%
Due date		n/a	November 2021

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 COMMITMENTS AND CONTINGENCIES

License and Other Agreements

On October 22, 2013, the Company entered into a patent license agreement (the “CareFusion Agreement”) with SensorMedics Corporation, a subsidiary of CareFusion Corp. (“CareFusion”), pursuant to which the Company agreed to pay to CareFusion a non-refundable upfront fee of $150 thousand that is credited against future royalty payments, and is obligated to pay 5% royalties of any licensed product net sales, but at least $50 thousand per annum during the term of the agreement. As of December 31, 2021, the Company has not paid any royalties to CareFusion since the Company has not received any revenues from the technology associated with the license under the CareFusion Agreement. The term of the CareFusion Agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the CareFusion Agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that the Company does not meet certain milestones.

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

On January 31, 2018, the Company and NitricGen, Inc. (“NitricGen”) entered into an agreement (the “NitricGen Agreement”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon the achievement of certain milestones, as defined in the NitricGen Agreement, and royalties on sales of LungFit®. The Company paid NitricGen $100 thousand upon the execution of the NitricGen Agreement, $100 thousand upon achieving the next milestone and issued 100,000 warrants to purchase the Company’s common stock valued at $295 thousand upon the execution of the NitricGen Agreement. The remaining future milestone payments are $1.8 million of which $1.5 million is due six months after the first approval of the eNOGenerator by the FDA or the European Medicines Agency. On November 18, 2021, NitricGen, Inc. exercised 20,000 warrants in a cashless exercise and received 10,547 shares of common stock.

On May 25, 2021, the Company and Circassia Limited entered into a Settlement Agreement resolving all claims by and between both parties and mutually terminating the Circassia Agreement disclosed in Note 10. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments, the first being a payment of $2.5 million upon FDA approval (the “Initial Payment Due Date”). Thereafter, the Company will pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the US. This royalty will terminate once the aggregate payment reaches $6 million. This product candidate continues to be under FDA review and, as such, a liability has not been recognized as of December 31, 2021.

Employment Agreements

Certain agreements between the Company and its officers contain a change of control provision for payment of severance arrangements.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides 12 months’ notice of the intent not to renew the agreement. The Company has placed several purchase orders under the aforementioned agreement. The non-cancellable portion of the purchase orders with this supplier as of December 31, 2021 is approximately $2.0 million. Additionally, long lead time materials in the amount of $1.8 million have been ordered on behalf of the Company and are secured with restricted cash, see Note 2.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contingencies

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”) filed a complaint in the Supreme Court of the State of New York (the “Trial Court”) against the Company relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. Empery alleges that, as a result of certain circumstances in connection with a February 2018 financing transaction, the 166,672 warrants issued to Empery in January 2017 provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise.

On August 20, 2020, the Trial Court denied the Company’s summary judgment motion as to the first and third claims for relief, but dismissed the second claim for declaratory judgment as moot (the “August 20 Decision”). The Appellate Division First Department denied the Company’s appeal of the August 20 Decision on September 30, 2021. Following a three-day bench trial, the Trial Court issued a decision on October 14, 2021, finding in favor of Empery on the two remaining claims, granting reformation of the Warrant Agreement, and awarding Empery damages in the aggregate amount of approximately $5.8 million (the “October 14 Decision”). On November 12, 2021, we filed a notice of appeal.  Pending appeal, we are required to use approximately $7.4 million of cash as collateral to secure a supersedeas bond for the full amount of damages and interest in the case that we are unsuccessful in our appeal.  On September 30, 2021, we recorded an estimate for a contingent loss of $2.4 million related to the Empery litigation.  The Company, in consultation with outside legal counsel, believes that we have several meritorious defenses against the claims, and the decision of the Trial Court.

On December 28, 2021 Hudson Bay Master Fund (“Hudson”) filed a lawsuit against us related to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering.

Hudson’s complaint alleges breach of contract and that it is entitled to damages estimated at approximately $2.6 million as a result of certain adjustments to the exercise price and number of warrant shares issuable following the February 2018 financing transaction.  The Company, in consultation with outside legal counsel, believes that we have several meritorious defenses against Hudson’s claims.  The Company believes that Hudson’s claims have no merit and the Company will vigorously defend such lawsuit.

In addition to Empery, there were 1,055,886 2017 Warrants held by investors who did not participate in the February 2018 financing transaction. Any further adjustments to the 2017 Warrants pursuant to their antidilution provisions may result in additional dilution to the interests of the Company’s stockholders and may adversely affect the market price of the Company’s common stock. The antidilution provisions may also limit the Company’s ability to obtain additional financing on terms favorable to it.

NOTE 15 CREATION OF BEYOND CANCER

On November 4, 2021, the Company announced that Beyond Air and Beyond Cancer, Ltd agreed to terms to which the Company, through its subsidiaries is licensing certain intellectual property and other assets related to, or necessary for the development, commercialization, manufacture and distribution of certain cancer treatment products and/or technologies to a subsidiary of the Company (the “Transaction”). In connection and concurrently with the closing of the Transaction, Beyond Cancer issued and sold common shares, par value $1.00 to certain investors pursuant to a subscription agreement (the “Offering”). The Offering consisted of an aggregate of 3 million common shares of Beyond Cancer at a purchase price of $10.00 per share. On November 18, 2021, the Company announced that the maximum amount of shares offered had been purchased for a total of $30 million (including $4.8 million from the terminated Loan Facility and $1.1 million from related parties) for 20% of the equity in Beyond Cancer. The Company retained 80% ownership of Beyond Cancer, which will have exclusive right to the intellectual property portfolio utilizing UNO for the treatment of solid tumors. Beyond Cancer will pay Beyond Air a single digit royalty on all future revenues.

Members of the Board of Directors of Beyond Air who are also member of the Board of Directors of Beyond Cancer, and their families, are considered related parties to this transaction. Related parties invested $1.1 million in the Offering.

Beyond Cancer is consolidated into Beyond Air as a variable interest entity as Beyond Air is deemed to be the primary beneficiary. Since Beyond Cancer had no operations prior to the Transaction, the $30.0 million received represents the adjusted net assets. The carrying value of the NCI is calculated to be $6.0 million ($30.0 million x 20%). Beyond Cancer generated $1.1 million of losses (before elimination of intercompany amounts) in the three months ended December 31, 2021. The carrying amounts of the remaining assets, and liabilities of the VIE and included in the consolidated financial statements, after the elimination of intercompany balances and transactions, were not material at December 31, 2021. The Company attributed losses to the primary beneficiary proportionally to its equity interest in Beyond Cancer (80%) for the period from inception until December 31, 2021.

NOTE 16 SUBSEQUENT EVENTS

The following transactions occurred subsequent to December 31, 2021:

-	433,236 warrants that were issued in January 2017 were exercised on a cashless basis in exchange for 254,902 shares and an additional 1,250,002 warrants were exercised for $4.6 million;
-

Beyond Cancer’s Board of Directors approved the Beyond Cancer 2022 Equity Incentive Plan (the “BC 2022 Plan”), which allows for awards to officers, directors, employees, and consultants of stock options, stock appreciation rights, restricted stock units, restricted stock and other equity incentives. The vesting terms of the options issued under the BC 2022 Plan are generally four years, unless otherwise specified by the Board or the Award agreement and expire in ten years from the grant date. The BC 2022 Plan has 2,000,000 shares authorized for issuance.  On January 3, 2022, Beyond Cancer granted 1,762,000 options to employees and consultants of Beyond Cancer and Beyond Air to purchase its common stock at $2.76 with a 4-year vesting schedule at 25% per year;

-	On January 24, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration”) registering an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities, such indeterminate number of warrants to purchase common stock, preferred stock and/or debt securities, and such indeterminate number of units as may be sold by the Company from time to time, which together shall have an aggregate initial offering price not to exceed $200,000,000. The Registration was declared effective by the SEC on February 1, 2022;
-	On February 4, 2022, the Company entered into an At-The-Market-Offering Sales Agreement for $50 million utilizing the Company’s January 24, 2022 Registration.

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

Introduction

We are a clinical-stage medical device and biopharmaceutical company developing a nitric oxide (“NO”) generator and delivery system (the “LungFit® system”) capable of generating NO from ambient air. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. We believe that LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s current areas of focus with LungFit® are persistent pulmonary hypertension of the newborn (PPHN), community-acquired viral pneumonia (“CAVP”) including COVID-19 (previously termed acute viral pneumonia, or AVP), bronchiolitis (BRO) and nontuberculous mycobacteria (NTM) lung infection. The Company’s current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, (the “FDA”), CE marking conformity assessment by a notified body in the European Union (the “E.U.”), as well as similar regulatory agencies’ reviews or approvals in other countries or regions. If approved, the Company’s system will be marketed as a medical device in the U.S.

An additional program of Beyond Air targets solid tumors, through our majority-owned affiliate Beyond Cancer, Ltd. (“Beyond Cancer”) For the solid tumor indication the LungFit® platform is not utilized due to the need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that can safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program is in preclinical development and will require approval from the FDA or similar regulatory agencies in other countries to enter human studies. We anticipate that Beyond Cancer will begin enrolling patients into the first human trial in the first half of calendar year 2022.

We believe LungFit® will be the first approved system with patented technology that generates NO using room air, enabling the delivery of unlimited, on-demand NO regardless of dose or flow. To generate the NO, a pump within the LungFit® flows room air through a small chamber where power, equivalent to a 60-watt lightbulb, ionizes the oxygen and nitrogen molecules. The molecules recombine as NO. We believe that the on-demand delivery, either to a ventilator circuit or directly to a patient’s lungs, is safe due to the Company’s system design and the Company’s proprietary nitrogen dioxide (“NO2”) filter. The NO2 filter removes toxic NO2 for 12 hours when used for PPHN and shorter periods for treating other conditions that require NO concentrations of 150 ppm or more.

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

LungFit® PH for the treatment of Persistent Pulmonary Hypertension of the Newborn

In November 2020 we submitted a PMA application to the FDA for the use of LungFit® PH in PPHN. There is a standard 180-day review process that starts upon the FDA’s acknowledgement of the submission, though PMA reviews oftentimes take much longer, sometimes over a year or more. Moreover, the ongoing COVID-19 pandemic continues to lead to longer review times by the FDA. We anticipate an FDA decision on the PMA in the first half of calendar year 2022.

We also expect to receive the CE Mark under the Medical Device Regulation (“MDR”) in the E.U. in the first half of calendar year 2022. According to the most recent year-end report from Mallinckrodt plc (“Mallinckrodt”), sales of NO were $574.1 million in 2020 (up from $571.4 million in 2019) for the United States, Canada, Japan, Mexico and Australia, with >90% in the United States. However, Mallinckrodt reported that due to increased competition following the launch of competing NO delivery systems in the United States, Mallinckrodt’s sales of NO faced a downward trajectory, reporting $134.0 million in the first quarter of 2021, $106.0 million in the second quarter of 2021 and $98.0 million in the third quarter of 2021. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the U.S. sales potential of LungFit® PH in PPHN to be greater than $300 million and worldwide sales potential to be greater than $600 million. If regulatory approval is obtained, we anticipate a product launch in the U.S. in the first half of calendar year 2022 and will continue commercialization in the E.U. and globally in 2022 and beyond.

LungFit® PRO for the treatment of viral lung infections in hospitalized patients

Community-Acquired Viral Pneumonia (including COVID-19)

Viral pneumonia in adults is most commonly caused by rhinovirus, respiratory syncytial virus (“RSV”) and influenza virus. However, newly emerging viruses (including SARS-CoV-1, SARS-CoV-2, avian influenza A, and H1N1 viruses) have been identified as pathogens contributing to the overall burden of adult viral pneumonia. COVID-19 is an infectious disease caused by SARS-CoV-2, that has resulted in a global pandemic. Excluding the pandemic, there are approximately 350,000 annual viral pneumonia hospitalizations in the US, and up to 16 million annual viral pneumonia hospitalizations globally. For the broader annual viral pneumonia hospitalizations, we believe U.S. sales potential to be greater than $1.5 billion and worldwide market potential to be greater than $3 billion.

We initiated a pilot study in late 2020 using our novel LungFit® PRO system at 150 ppm to treat patients with CAVP. The ongoing trial is a multi-center, open-label, randomized clinical trial in Israel, including patients infected with COVID-19. Patients are randomized in a 1:1 ratio to receive either inhalations of 150 ppm NO given intermittently for 40 minutes four times per day for up to seven days in addition to standard supportive treatment (“NO+SST”) or standard supportive treatment alone (“SST”). Endpoints related to safety (primary endpoint), oxygen saturation and ICU admission, among others, will be assessed.

We reported interim data from this ongoing trial at the American Thoracic Society or ATS International Conference 2021, which was held virtually from May 14, 2021 through May 19, 2021. At the time of the data cut off, the intent-to-treat (“ITT”) analysis population included 19 COVID-19 patients (9 NO + SST vs 10 SST). The data readout showed that 150 ppm NO treatment administered via LungFit® PRO was safe and well tolerated and demonstrated encouraging efficacy signals. From a safety perspective, there were no treatment-related, or possibly related, adverse events or severe adverse events. NO2 levels were below 4 ppm at all timepoints (trial safety threshold is 5 ppm) and methemoglobin (“MetHb”) levels were below 4% at all times (trial safety threshold is 10%). With respect to the requirement of oxygen support beyond hospital stay, 22.2% of subjects in the NO + SST group compared with 40% of control subjects had this requirement. There was an observable trend of shortening the duration of hospital stay and duration on oxygen support for treated patients. The pilot study in adult viral pneumonia, including COVID-19, remains active with trial sites open for enrollment. Additional detailed study results will be presented at an upcoming scientific meeting in April 2022.

Bronchiolitis (BRO)

Bronchiolitis is the leading cause of hospital admission in children less than 1 year of age. The incidence is estimated to be 150 million new cases a year worldwide, with 2-3% (over 3 million) of them severe enough to require hospitalization. Worldwide, 95%3 of all cases occur in developing countries. In the U.S., there are approximately 120,000 annual bronchiolitis hospitalizations and approximately 3.2 million annual child hospitalizations globally. Currently, there is no approved treatment for bronchiolitis. The treatment for acute viral lung infections that cause bronchiolitis in infants is largely supportive care and is based primarily on prolonged hospitalization during which the infant receives a constant flow of oxygen to treat hypoxemia, a reduced concentration of oxygen in the blood. In addition, systemic steroids and inhalation with bronchodilators are sometimes utilized until recovery, but we believe that these treatments do not successfully reduce hospital length of stay. We believe the U.S. market potential for bronchiolitis to be greater than $500 million and worldwide market potential to be greater than $1.2 billion.

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

We believe that the entirety of data at 150 ppm - 160 ppm NO in both adult and infant patient populations supports further development of LungFit® PRO in a study for CAVP, and plan to initiate this study in the United States in the fourth quarter of calendar year 2022, FDA and pandemic permitting.

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

We reported positive interim results in October 2021. At the time of data cutoff on September 6, 2021, eight subjects were successfully titrated up to 250 ppm NO in the hospital setting, and none required dose reductions during the subsequent at-home portion of the study. The mean age of subjects was 56.6 years (range: 22 – 73 years) with the majority female (87.5%), a distribution consistent with real-world NTM disease, and occurring at a higher rate in older adult women than men. 250 ppm NO was well-tolerated in all subjects with no study discontinuations or treatment-related serious adverse events observed. Methemoglobin and NO2 concentrations remained within acceptable ranges in all subjects during NO treatment, and below the safety thresholds of 10% and 5 ppm, respectively. The study continues to enroll patients, and we anticipate reporting efficacy and safety results in the first half of calendar year 2022. If the trial is successful, we would anticipate commencing a pivotal study in the second half of calendar year 2023 or the first half of calendar year 2024.

The Company’s program in chronic obstructive pulmonary disease (“COPD”) is in the preclinical stage and we anticipate beginning a pilot study in calendar year 2022 or 2023.

UNO in solid tumors through majority-owned affiliate Beyond Cancer

In November 2021, Beyond Cancer, a new and independently managed private company, secured commitments of $30 million in a concurrent private placement of common shares, providing the investors with 20% equity ownership in Beyond Cancer. The funding is expected to be used to accelerate ongoing preclinical work including the completion of IND-enabling studies, completion of a Phase 1 study, expansion of preclinical programs for combination studies, hiring of additional Beyond Cancer team members, and optimization of the delivery system, as well as for general corporate purposes. The concurrent private placement closed in December, 2021.

Beyond Cancer will benefit from Beyond Air’s NO expertise, IP portfolio, preclinical oncology team, and regulatory progress, and will pay Beyond Air a single digit royalty on all future revenues. Beyond Cancer will be led by an experienced leadership team with experience in emerging healthcare companies and clinical oncology.

Selena Chaisson, MD, joined Beyond Cancer as Chief Executive Officer. Previously, Dr. Chaisson was the Director of Healthcare Investments at Bailard, where she spent 16 years focusing on highly specialized, emerging healthcare opportunities with more than one-third of her portfolio dedicated to investing in oncology companies. Prior to Bailard, Dr. Chaisson held senior executive roles at RCM Capital Management and Tiger Management. RCM Capital Management was acquired and then merged with Allianz Global Investors U.S. in 2013. Dr. Chaisson received a BS in microbiology in 1987 from Louisiana State University in Baton Rouge, LA, where she graduated summa cum laude. She earned her MBA and MD from Stanford University in 1992 and 1993, respectively.

The Beyond Cancer Board of Directors will consist of six members:

●	Steve Lisi, Chairman of the Board, and CEO and Chairman of the Board of Beyond Air
●	Selena Chaisson, MD, Director, and Chief Executive Officer of Beyond Cancer
●	Amir Avniel, Executive Director, and COO and Co-Founder of Beyond Air
●	Robert Carey, Director, and Board Member of Beyond Air
●	David Dvorak, Director
●	Gregory Berk, M.D., Director

UNO has shown anticancer properties in preclinical trials by eliciting an immune response from the host. We have released this preclinical data at several medical/scientific conferences showing the promise of delivering NO at concentrations of 20,000 ppm – 200,000 ppm directly to tumors. Results showed that local tumor ablation with NO conveyed anti-tumor immunity to the host. In our most recent release of data, 8 of 11 mice treated with a single administration of 25,000 ppm NO over five minutes were resistant to a subsequent tumor challenge and 11 of 11 mice treated with 50,000 ppm NO were resistant to a subsequent tumor challenge. Preclinical work will continue with a goal of beginning the enrollment of patients in a first-in-human study in the first half of calendar year 2022.

COVID-19

The development of our product candidates could be further disrupted and adversely affected by a resurgence of the COVID-19 pandemic. We experienced significant delays in the supply chain for LungFit® due to the redundancy in parts and suppliers with ventilator manufacturing which has since been remedied. We continuously assess the impact that COVID-19 may have on our business plans and our ability to conduct the preclinical studies and clinical trials as well as on our reliance on third-party manufacturing and our supply chain. However, there can be no assurance that we will be able to avoid part or all of any impact from COVID-19 or its consequences if a resurgence occurs.

Critical Accounting Estimates and Policies

A critical accounting policy and related estimates are both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2021 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Contingent Loss judgments and estimates,

●	Research and development expense recognition,

●	Stock-based compensation valuation and attribution, and

●	Income Taxes

Off-Balance-Sheet Arrangements

As of December 31, 2021, we did not have any off-balance-sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Results of Operations

Below are the results of operations for the three and nine months ended December 31, 2021 and December 31, 2020:

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

License revenues	$-	$149	$-	$728

Operating expenses:

Research and development	2,543	3,294	8,091	10,773
General and administrative	4,943	2,471	12,188	7,143
Operating expenses	7,486	5,765	20,279	17,907

Operating loss	(7,486)	(5,616)	(20,279)	(17,180)

Other income (loss)
Dividend and interest income	1	0	3	16
Interest expense	(58)	(158)	(381)	(480)
Foreign exchange loss	(8)	6	2	0
Other income	(412)	(2)	(2,742)	-
Total other income (loss)	(476)	(153)	(3,118)	(464)

Net loss	$(7,962)	$(5,770)	$(23,397)	$(17,643)

Net loss attributable to non-controlling interests	(223)	-	(223)	-

Net loss Attributable to Beyond Air, Inc.	$(7,739)	$(5,770)	$(23,174)	$(17,643)

Net basic and diluted loss per share	$(0.29)	$(0.33)	$(0.95)	$(1.03)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	26,822,302	17,609,328	24,319,771	17,086,871

Comparison of Three and Nine Months Ended December 31, 2021 with the Three and Nine Months Ended December 31, 2020

License Revenue

On January 23, 2019, the Company entered into an agreement for commercial rights (the “Circassia Agreement”) with Circassia Limited and its affiliates for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the Circassia Agreement. Prior to the three months ended December 31, 2021, the Company has met its performance obligation under the Circassia Agreement and all the revenue had been previously recognized. License revenue of $0 and $0.1 million associated with the second performance obligation has been recognized for the three months ended December 31, 2021 and December 31, 2020, respectively. License revenue of $0 and $0.7 million associated with the second performance obligation has been recognized for the nine months ended December 31, 2021 and December 31, 2020, respectively.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2021 were $2.5 million as compared to $3.3 million for the three months ended December 31, 2020. The decrease of $0.8 million was primarily attributed to a net decrease of $0.5 million in NTM studies (due mainly to the CFF grant offsetting internal costs), a reduction in the timing of spend on LungFit® PH for $0.5 million, which was partially offset by an increase of $0.4 million in UNO.

Research and development expenses for the nine months ended December 31, 2021 were $8.1 million as compared to $10.8 million for the nine months ended December 31, 2020. The decrease of $2.7 million was primarily attributed to a decrease of $1.2 million in COVID project spend, a $0.7 million reduction in CAVP project spend, a $0.5 million reduction in PH purchases, a net reduction of $0.5 million in NTM (due in part to the offset of the CFF grant) and a $0.7 million reduction in stock-based compensation, partially offset by an increased investment in UNO for $0.9 million.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2021 and December 31, 2020 were $4.9 million and $2.5 million, respectively. The increase of $2.4 million was attributed primarily to an increase of $1.4 million in salaries and benefits for commercial and support staff, an increase of $0.7 million in professional fees to assist in the preparation of a potential commercial launch, including branding, IT infrastructure, insurance and legal fees.

General and administrative expenses for the nine months ended December 31, 2021 and December 31, 2020 were $12.2 million and $7.1 million, respectively. The increase of $5.1 million was attributed primarily to a $2.3 million increase in salaries and benefits for commercial and support staff, a $2.2 million increase in professional fees to assist in the preparation of a potential commercial launch, including travel, branding, IT infrastructure, insurance and legal fees plus a $0.2 million in occupancy costs.

Other Income (Loss)

Other Income (Loss) for the three months ended December 31, 2021 and December 31, 2020 was a loss of ($0.5) million and a loss of ($0.2) million, respectively. The increase loss of ($0.3) million was attributed primarily to the recognition of accelerated costs related to the early termination of the loan facility in Ireland for $0.4 million.

Other Income (Loss) for the nine months ended December 31, 2021 and December 31, 2020 was a loss of ($3.1) million and a loss of ($0.5) million, respectively. The increase loss of ($2.6) million was attributed primarily to the recording of an estimate for a contingent loss related to the Empery lawsuit for $2.4 million.

Cash Flows

Below is a summary of the Company’s cash flows activities for the nine months ended December 31, 2021 and December 31, 2020:

	Nine Months Ended
	December 31,
(in thousands)	2021	2020

Net cash provided by (used in):
Operating activities	$(15,234)	$(14,070)
Investing activities	(1,111)	(870)
Financing activities	73,783	12,129
Net increase (decrease) in cash, cash equivalents and restricted cash	$57,439	$(2,811)

Operating Activities

For the nine months ended December 31, 2021 the net cash used in operating activities was $15.2 million which was primarily due to the Company’s net loss of $23.4 million, which includes $4.5 million of stock-based compensation, $2.6 million of accrued liabilities and $0.5 million for the non-cash accretion of debt issuance costs on the retired debt facility. For the nine months ended December 31, 2020, cash used in operating activities was $14.1 million which was primarily due to the Company’s net loss of $17.6 million which included non-cash stock-based compensation expense of $4.1 million.

Investing Activities

For the nine months ended December 31, 2021 and December 31, 2020, net cash used in investing activities was $1.1 million and $0.9 million, respectively, which was mainly for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2021 was $73.7 million, including $30.0 million from the proceeds of the investment in Beyond Cancer, $47.7 million from the issuance of common stock related to a $40 million stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) dated as of May 14, 2020 (the “Stock Purchase Agreement”) and an At-The-Market Equity Offering Sales Agreement (the “ATM”) and $1.4 million from the issuance of common stock for cash upon the exercise of warrants, partially offset by the net reimbursement of the loan facility for $4.8m. Net cash provided by financing activities for the nine months ended December 31, 2020 was $12.1 million which was primarily from the net proceeds from the issuance of common stock related to the Stock Purchase Agreement, net proceeds from the issuance of common stock in connection with the ATM and proceeds from the issuance of common stock from warrant exercises.

Contractual Obligations

There have been no material changes to our contractual obligations since March 31, 2021. For a summary of our contractual obligations, see Item 7 of Part II of our Annual Report on Form 10-K for the year ended March 31, 2021 (the “2021 Annual Report”), filed with the SEC on June 10, 2021 and amended on July 23, 2021.

Liquidity and Capital Resources

Overview

We have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our products until certification or regulatory approval is received for our product candidates. We had an operating cash flow decrease of $6.3 million for the three months ended December 31, 2021 and we have experienced an accumulated loss of $103.6 million attributable to the stockholders of Beyond Air, Inc. as of December 31, 2021. As of December 31, 2021, we had cash, cash equivalents and restricted cash of $92.7 million. We believe that our cash and cash equivalents as of December 31, 2021, will enable us to fund our development programs, operating expenses and capital expenditure requirements for at least one year from the date of filing these financial statements.

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

On April 2, 2020, we entered into the ATM Offering Sales Agreement with SunTrust Robinson Humphrey, Inc. and Oppenheimer & Co. Under the ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time and at various prices. As of December 31, 2021, there were no remaining funds available under the ATM.

On May 14, 2020, we entered into the $40 million Stock Purchase Agreement LPC, which replaced the former $20 million purchase agreement with LPC, dated August 10, 2018. The Stock Purchase Agreement provides for the issuance of up to $40 million of our common stock, which we may sell from time to time in our sole discretion, to LPC over 36 months, subject to the conditions and limitations in the Stock Purchase Agreement. As of December 31, 2021, there was a balance of approximately $18.1 million available under the Stock Purchase Agreement.

On February 4, 2022, we entered into a new ATM Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co. Inc. Under the ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time and at various prices.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2021, there were no changes made to our internal controls over financial reporting that materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

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

BEYOND AIR, INC.

/s/ Steven Lisi
Date: February 10, 2022	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Larson
Date: February 10, 2022	Douglas Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)

