Form 10-K
period 2022-03-31
Beyond Air, Inc.
filed 2022-06-29
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $257.1 million based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market.

There were 29,888,004 shares of common stock outstanding as of June 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Beyond Air, Inc.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended March 31, 2022

References in this Annual Report on Form 10-K (this “Annual Report”) to the “Company,” “Beyond Air,” “we,” “our,” or “us” mean Beyond Air, Inc. and its subsidiaries except where the context otherwise requires.

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, approved product and product candidates, certifications or approvals, timing of our clinical development activities, research and development costs, our commercialization plans and the expected timing thereof, timing and likelihood of success, and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “expect,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar conditional expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:

- our ability to successfully commercialize our LungFit® PH system in the U.S.;

- our ability to achieve a CE mark for LungFit® in the European Union (the “EU”);

- our expectation to incur losses for the next few years;

- our ability to predict accurately the demand for our products, and products under development and to develop strategies to address markets successfully;

- the possibility that products may contain undetected errors or defects or otherwise not perform as anticipated;

- the anticipated development of markets we sell our products into and the success of our products in these markets;

- our future capital needs and our need to raise additional funds;

- our ability to build a pipeline of product candidates and develop and commercialize our approved products;

- our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary certifications or regulatory approvals;

- our ability to maintain our existing or future collaborations or licenses;

- our ability to protect and enforce our intellectual property rights;

- federal, state, and foreign regulatory requirements, including the FDA regulation of our approved product and product candidates;

- our ability to obtain and retain key executives and attract and retain qualified personnel;

- our ability to successfully manage our growth, including as a commercial-stage company; and

- our ability to address business disruption and related risks resulting from the COVID-19 pandemic and the responses to curb the spear of COVID-19, which could have a material adverse effect on our business plan.

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

Beyond Air, Inc. the Beyond Air logo, and other trademarks or service marks of Beyond Air, Inc. appearing in this Annual Report are the property of Beyond Air, Inc. This Annual Report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

MARKET, INDUSTRY AND OTHER DATA

This Annual Report contains estimates, projections, market research and other information concerning our industry, our business, markets for LungFit® PH and our product candidates and the size of those markets, the prevalence of certain medical conditions, LungFit® PH market access, prescription data and other physician, patient and payor data. Unless otherwise expressly stated, we obtain this information from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources as well as from our own internal estimates and research and from publications, research, surveys and studies conducted by third parties on our behalf. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are reflected in this information. As a result, you are cautioned not to give undue weight to such information.

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

Our business is subject to the following principal risks and uncertainties:

Risks Related to our Financial Position and Capital Requirements

●	We have incurred significant losses since inception. We expect to incur losses over the next few years and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.
●	We will need additional funding.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to technologies or product candidates.

Risks Related to Commercialization of our Approved Product or Product Candidates

●	If the market opportunities for our approved product or product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
●	Our approved product or any product candidate that we develop may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives that could harm our business.
●	Intense competition and rapid technological changes may adversely affect our ability to successfully commercialize our approved product or product candidates.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third-parties to market and sell our approved product or product candidates, we may be unable to generate any revenue.
●	Our approved product and any future product candidates that we may bring to market may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for our approved product or product candidates may be smaller than we estimate.
●	Failure to comply with applicable privacy, data and security regulations could result in substantial penalties, liability and negative publicity which could adversely affect our business operations.
●	If we fail to properly manage our anticipated growth, our business could suffer.
●	Pricing pressure from our competitors and our customers may impact our ability to sell our products at prices necessary to support our current business strategies.
●	Many of our current and potential competitors have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our approved product and any future product candidates obsolete or noncompetitive.
●	We may be subject to enforcement action if we engage in improper marketing or promotion of our products.
●	Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.
●	Cybersecurity risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in harm to our business and/or subject us to costs, fines or lawsuits.

Risks Related to the Discovery and Development of Our Product Candidates

●	We cannot give any assurance that any of our product candidates will receive certification or regulatory approvals, which is necessary before they can be commercialized.
●	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidates.
●	We have conducted, and may in the future conduct, clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
●	If we experience any of a number of possible unforeseen events in connection with clinical trials of our product candidates, potential certification or marketing approval or commercialization of our product candidates could be delayed or prevented.
●	We may experience delays or difficulties in the enrollment of patients in clinical trials.
●	Serious adverse events (“SAEs”), or undesirable side effects of our product candidates may be identified.
●	Even if we obtain certification or regulatory approvals for our product candidates, we will still face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

Risks Related to our Reliance on Third-Parties

●	We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.
●	Any failure by a third-party supplier or manufacturer to produce or deliver supplies for us or to provide necessary servicing may delay or impair our ability to complete our clinical trials or commercialize our approved product or product candidates.
●	We may seek to enter into collaborations with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our approved product or product candidates.
●	The third-party manufacturing facilities on which we rely are subject to significant regulation and may not continue to meet regulatory requirements.
●	Our reliance on third-parties necessitates the sharing of trade secrets, which increases the possibility of their improper disclosure or appropriation.

Risks Related to our Intellectual Property

●	If we fail to obtain and maintain sufficiently broad patent protection of our technology, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
●	We may be subject to claims by third-parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
●	Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
●	We may not be successful in obtaining or maintaining necessary intellectual or proprietary rights to our approved product or product candidates including, but not limited to acquisitions and in-licenses.

Risks Related to our Business Operations

●	We manage our business through a small number of employees and key consultants.
●	We will need to expand our operations and increase the size of our company, which may expose us to difficulties in managing growth as well as additional regulatory, operational and financial risks.
●	The degree to which our business is subject to government regulation and oversight may result in additional delays and the incursion of additional expenses associated with any interruption in government-business, including, but not limited to a government shutdown.
●	The use of our product or any of our product candidates could result in product liability or similar claims that could be expensive, damage our reputation and harm our business.
●	Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
●	We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.

Risks Related to the Ownership of our Common Stock

●	Stockholder disputes may be limited by the terms of our amended and restated certificate of incorporation.
●	Recent trading in our common stock has been volatile and may continue to be volatile in the future.
●	Antidilution provisions in certain of our outstanding warrants may affect the interests of our common stockholders.
●	Equity issuances or raising additional capital may cause dilution to our stockholders or restrict our operations.

Risks Related to Employee Matters

●	Our business could suffer if we lose the services of key members of our senior management, key advisors or personnel.
●	Our employees may engage in misconduct.
●	Employee litigation and unfavorable publicity could negatively affect our future business.
●	We may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

General Risk Factors

●	The increasing use and relevance of social media platforms may present new risks.
●	Our business may be affected by unfavorable global or U.S. economic conditions.

PART I

ITEM 1. BUSINESS

Business Overview

We are a commercial-stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. Our first device, LungFit® PH received PMA approval from the FDA in June 2022. The NO generated by the LungFit® PH System is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. This condition is commonly referred to as persistent pulmonary hypertension of the newborn or “PPHN”. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. Our current areas of focus with LungFit® are PPHN, community-acquired viral pneumonia (“CAVP”) including COVID-19, bronchiolitis (“BRO”), nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). The Company’s current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the EU for the product to be CE marked, as well as comparable foreign regulatory authorities. The Company’s system will be marketed as a medical device in the U.S.

An additional program of Beyond Air targets solid tumors, through our majority-owned affiliate Beyond Cancer, Ltd. (“Beyond Cancer”). The LungFit® platform is not utilized for the solid tumor indication due to need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that can safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program has advanced to phase 1 as enrollment is underway in the first human study.

Our approved product and active pipeline of product candidates is shown in the table below:

(1)	All dates are based on projections and appropriate financing, anticipated first launch on a global basis pending appropriate certification or regulatory approvals
(2)	Label expected to include cardiac surgery and PPHN

Our programs represent large market opportunities:

All figures are Company estimates for peak year sales: Global sales potential includes US sales potential

LungFit® PH is the first FDA approved system using our patented ionizer technology to generate on-demand nitric oxide from ambient air and, regardless of dose or flow, deliver it to a ventilator circuit. The device uses a medical air compressor to drive room air through a plasma chamber in the center of the unit where pulses of electrical discharge are created between two electrodes. The system uses the power equivalent to a 60-watt lightbulb to ionize the nitrogen and oxygen molecules, which then combine as NO with low levels of nitrogen dioxide (“NO2”) created as a byproduct. The products are then passed through a Smart Filter, which removes the toxic NO2 from the internal circuit. With respect to PPHN, the novel LungFit® PH is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low concentration NO) for ventilated patients.

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

Our novel LungFit® platform can also deliver a high concentration (>150 ppm) of NO directly to the lungs, which we believe has the potential to eliminate microbial infections including bacteria, fungi and viruses, among others. We believe that current FDA-approved NO vasodilation treatments would have limited success in treating microbial infections given the low concentrations of NO being delivered (<100 ppm). Given that NO is produced naturally by the body as an innate immunity mechanism, at a concentration of 200 ppm, supplemental high dose NO should aid in the body’s fight against infection. Based on our preclinical and clinical studies, we believe that 150 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, neither the FDA nor comparable foreign regulatory agencies in other countries or regions have approved any NO formulation and/or delivery system for >80 ppm NO.

LungFit® PH for the treatment of Persistent Pulmonary Hypertension of the Newborn (PPHN)

In June 2022 the FDA approved LungFit® PH to treat PPHN. LungFit® PH is the inaugural device from the LungFit® platform of NO generators that use patented ionizer technology and is the first FDA-approved product for Beyond Air.

We also expect to receive the CE Mark under the Medical Device Regulation (“MDR”) in the E.U. in the second half of calendar year 2022. According to the most recent year-end report from Mallinckrodt Pharmaceuticals, sales of NO were $448.5 million in 2021 (down from $574.1 million in 2020) for the United States, Canada, Japan, Mexico and Australia, with ~90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the U.S. sales potential of LungFit® PH in PPHN to be greater than $400 million and worldwide sales potential to be greater than $700 million. We initiated the first phase of our commercial launch in June 2022 in the U.S. and will continue to work toward a potential launch in the EU and globally in 2022 and beyond.

LungFit® PRO for the treatment of viral lung infections in hospitalized patients

Community-Acquired Viral Pneumonia (including COVID-19)

Viral pneumonia in adults is most commonly caused by rhinovirus, respiratory syncytial virus (“RSV”) and influenza virus. However, newly emerging viruses (including SARS-CoV-1, SARS-CoV-2, avian influenza A, and H1N1 viruses) have been identified as pathogens contributing to the overall burden of adult viral pneumonia. COVID-19 is an infectious disease caused by SARS-CoV-2, that has resulted in a global pandemic, causing over 6.6 million hospitalizations and over 5 million deaths worldwide as of November 2021. Excluding the pandemic, there are approximately 350,000 annual viral pneumonia hospitalizations in the US, and up to 16 million annual viral pneumonia hospitalizations globally. For the broader annual viral pneumonia hospitalizations, we believe U.S. market potential to be greater than $1.5 billion and worldwide market potential to be greater than $3 billion.

We initiated a pilot study in late 2020 using our novel LungFit® PRO system at 150 ppm to treat patients with CAVP. The trial is a multi-center, open-label, randomized clinical trial in Israel, including patients infected with COVID-19. Patients are randomized in a 1:1 ratio to receive either inhalations of 150 ppm NO given intermittently for 40 minutes four times per day for up to seven days in addition to standard supportive treatment (“NO+SST”) or standard supportive treatment alone (“SST”). Endpoints related to safety (primary endpoint), oxygen saturation and ICU admission, among others, were assessed.

We reported interim data from this trial at the American Thoracic Society or ATS International Conference 2021, which was held virtually from May 14, 2021 through May 19, 2021. At the time of the data cut off, the intent-to-treat (“ITT”) analysis population included 19 COVID-19 patients (9 NO + SST vs 10 SST). The data readout showed that 150 ppm NO treatment administered via LungFit® PRO was safe and well tolerated and demonstrated encouraging efficacy signals. From a safety perspective, there were no treatment-related, or possibly related, adverse events or severe adverse events. NO2 levels were below 4 ppm at all timepoints (trial safety threshold is 5 ppm) and methemoglobin (“MetHb”) levels were below 4% at all times (trial safety threshold is 10%). With respect to the requirement of oxygen support beyond hospital stay, 22.2% of subjects in the NO + SST group compared with 40% of control subjects had this requirement. There was an observable trend of shortening the duration of hospital stay and duration on oxygen support for treated patients. The pilot study in adult viral pneumonia, including COVID-19, remained active with trial sites open for enrollment after these data were presented.

We presented additional detailed study results at the 32nd European Congress of Clinical Microbiology & Infectious Diseases (ECCMID 2022), which took place from April 23, 2022 through April 26, 2022 as a hybrid event both onsite in Lisbon, Portugal and online. At the time of the data cut off, the trial enrolled a total of 40 subject hospitalized for CAVP (SARS-CoV-2, n=39; other viruses n=1). The ITT population included 35 subjects with 16 in the inhaled NO group and 19 in the control group. Safety data from the study showed that inhaled NO treatment was well tolerated overall with no treatment related adverse events as assessed by the investigators. NO2 levels were below 4.4 ppm at all timepoints (trial safety threshold is 5 ppm) and MetHb levels were below 6.8% at all times (trial safety threshold is 10%). There were two SAEs reported in the group receiving inhaled NO along with SST, which were determined to be related to underlying conditions and unrelated to study drug/device. From an efficacy perspective, results showed a trend of shortening length of stay (“LOS”) in favor of the inhaled NO treatment group by a factor 1.8 in favor of inhaled NO treatment. Duration of oxygen support, measured in-hospital and at home, was significantly shorter (p=0.0339) for inhaled NO treated subjects. In addition, of subjects with unstable oxygen saturation during hospitalization, 66.7% of the inhaled NO treatment group reached stable saturation of ≥93% during hospital stay as compared to 26.7% in the SST group.

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

Additionally, long-term safety data for high concentration inhaled NO in bronchiolitis was presented at the Pediatric Academic Societies Meeting 2022 (PAS 22), which was held in Denver, Colorado from April 21, 2022 through April 25, 2022. A total of 101 infants from the three prior pilot studies for bronchiolitis (n=198) participated in the long-term follow-up study. Study endpoints for the long-term safety study included percentage of subjects re-hospitalized for bronchiolitis related reasons, such reasons included wheezing episodes, pneumonia, asthma, etc., and the percentage of subjects re-hospitalized for any reason. Data from the study showed the re-hospitalization rate per 100 Patient Exposure Years (PEY) due to bronchiolitis related reasons trended favorably for the inhaled NO group. In addition, the long-term subject re-hospitalization rate for any reason was similar between inhaled NO and control groups. As such, the study concluded that the treatment of hospitalized infants with acute bronchiolitis by intermittent high dose inhaled NO show a favorable long-term safety profile.

We believe that the entirety of data at 150 ppm - 160 ppm NO in both adult and infant patient populations supports further development of LungFit® PRO in a pivotal study for patients hospitalized with CAVP or bronchiolitis.

LungFit® GO for the treatment of Nontuberculous mycobacteria (NTM)

NTM lung infection is a rare and serious pulmonary disease associated with increased morbidity and mortality. Patients with NTM lung disease may experience a multitude of symptoms such as fever, weight loss, cough, lack of appetite, night sweats, blood in the sputum and fatigue. Patients with NTM lung disease, specifically Mycobacterium abscessus (M. abscessus) representing 20% - 25% of all NTM and other forms of NTM that are refractory to antibiotic therapy, frequently require lengthy and repeated hospital stays to manage their condition. There are no treatments specifically indicated for the treatment of M. abscessus lung disease in North America, Europe or Japan.

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

In December 2020 we began a 12-week, multi-center, open-label clinical trial in Australia intended to enroll approximately 20 adult patients with chronic refractory NTM lung disease. We received a grant of up to $2.17 million from the Cystic Fibrosis Foundation (“CFF”) to fund this study and advance the clinical development of inhaled NO to treat NTM pulmonary disease. The trial is enrolling both cystic fibrosis (“CF”) and non-CF patients infected with MAC, M. abscessus or any strain of NTM. The study consists of a run-in period followed by two treatment phases. The run-in period provides a baseline for the efficacy endpoints. The first treatment phase takes place over a two-week period and begins in the hospital setting where patients will be titrated from 150 ppm NO up to 250 ppm NO over several days. During this phase patients receive NO for 40 minutes, four times per day while MetHb levels are monitored. Patients are also trained to use LungFit® GO and subsequently discharged to complete the remaining portion of the two-week treatment period at their home at the highest tolerated NO concentration. For the second treatment phase, a 10-week maintenance phase, the administration is twice daily. The study is evaluating safety, quality of life, physical function, and bacterial load among other parameters.

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

We reported additional positive interim results at the American Thoracic Society International Conference 2022 (ATS 2022), which was held in San Francisco from May 13, 2022 through May 18, 2022. At the time of data cutoff on April 4, 2022, a total of 15 subjects were enrolled in the pilot study. The mean age of subjects was 62.1 years (range: 22–82 years) with the majority female (80%), a distribution consistent with real-world NTM disease. The data show that high concentration inhaled NO was well tolerated following a total of 2,323 inhalations self-administered at home with no treatment related discontinuations reported and overall high treatment compliance. All 15 subjects were successfully titrated to 250 ppm NO in the hospital setting, and none have required dose reductions during the subsequent at-home portion of the study. Methemoglobin and NO2 concentrations remained within acceptable ranges in all subjects during NO treatment, below the safety thresholds of 10% and 5 ppm, respectively. Patients are followed up for 12 weeks after the 12-week treatment period is completed and the last patient visit at the end of week 24 is expected to occur in August 2022. The totality of the data will be used to evaluate efficacy measures, including quality of life, physical function, and sputum bacteria as compared to baseline measurements. The study is no longer enrolling patients, and we anticipate reporting the complete efficacy and safety results later in calendar year 2022. If the trial is successful, we would anticipate commencing a pivotal study in calendar year 2024.

Our program in COPD is in the preclinical stage and, subject to obtaining additional financing, is expected to enter clinical trials in calendar year 2023.

Ultra-High Concentration NO in solid tumors through majority-owned affiliate Beyond Cancer, Ltd.

In the fourth calendar quarter of 2021, Beyond Cancer, our newly formed, majority-owned affiliate, raised $30 million in a private placement of common shares. The investors purchased a 20% equity ownership in Beyond Cancer, while Beyond Air maintained 80%. The funding is expected to be used to accelerate ongoing preclinical work including the completion of IND-enabling studies, completion of a Phase 1 study, expansion of preclinical programs for combination studies, hiring of additional Beyond Cancer team members, and optimization of the delivery system, as well as for general corporate purposes.

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

The Beyond Cancer Board of Directors consists of six members:

●	Steve Lisi, Chairman of the Board, and CEO and Chairman of the Board of Beyond Air
●	Selena Chaisson, MD, Director, and Chief Executive Officer of Beyond Cancer
●	Amir Avniel, Executive Director, and COO and Co-Founder of Beyond Air
●	Robert Carey, Director, and Board Member of Beyond Air
●	David Dvorak, Director
●	Gregory Berk, M.D., Director

UNO has shown anticancer properties in preclinical trials by eliciting an immune response from the host. We have released this preclinical data at several medical/scientific conferences showing the promise of delivering NO at concentrations of 20,000 ppm – 200,000 ppm directly to tumors. Results showed that local tumor ablation with NO conveyed anti-tumor immunity to the host. We recently presented new in vivo and in vitro preclinical data at the American Association for Cancer Research (“AACR”) Annual Meeting 2022. The in vivo study assessed the mode of action following a single 5-minute gaseous NO (“gNO”) treatment provided data showing an effect on the primary tumor 14 days post treatment. These data showed that intratumoral injections of concentrations of gNO at 20,000 and 50,000 ppm led to increased recruitment of T cells, B cells, macrophages and dendrocytes to the primary tumor. An elevated number of T cells and B cells were also detected in the spleen and blood 21 days following gNO treatment. In addition, at the same timepoint, a marked reduction in the number of myeloid derived suppressor cells was seen in the spleen. Results from the in vitro study showed that exposure of six different cancer cell lines – including human ovarian and pancreatic and mouse lung, melanoma, colon, and breast– to ultra-high concentrations of gNO ranging from 10,000 ppm to 100,000 ppm for up to 10 minutes resulted in a dose-dependent cytotoxic response. The higher concentration doses of gNO lead to near instant cell death, while the lower concentration doses required a longer exposure period to elicit cell death. Cell viability was assessed using two assays: XTT and clonogenic assay. After one minute of exposure to 25,000 ppm gNO, less than 10% viability was observed in all cell lines.

COVID-19

The development of our product candidates and the commercialization of our approved product could be further disrupted and adversely affected by a resurgence of the COVID-19 pandemic. We experienced significant delays in the supply chain for the LungFit® system due to the redundancy in parts and suppliers for ventilator manufacturing which has since been remedied. We continuously assess the impact that COVID-19 may have on our business plans and our ability to conduct the preclinical studies and clinical trials as well as on our reliance on third-party manufacturing and our supply chain. However, there can be no assurance that we will be able to avoid part or all of any impact from COVID-19 or its consequences if a resurgence occurs.

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

NO has multiple immunoregulatory and antimicrobial functions that are likely to be of relevance to inhaled NO therapy. In vitro studies suggest that NO possesses anti-microbial activity against common bacteria, gram positive and gram negative, as well as mycobacteria, fungi, yeast, parasites and helminths. It has the potential to eliminate multi-drug resistant strains of the above. Anti-viral activity covers respiratory viruses such as influenza, corona viruses, RSV and others. In healthy humans, NO has been shown to stimulate mucociliary clearance, and low levels of nasal NO correlate with impaired mucociliary function in the human upper airway. Unlike other inhaled drugs, NO is also a smooth muscle relaxant and avoids the concomitant bronchial constriction often associated with inhaled antibiotics and mucolytics. A potential benefit of these multiple mechanisms may be that in addition to treating lung infections in CF patients, this suggests that NO may be useful in directly treating the mucus caused by CF, which is the principal manifestation of the disease.

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

Beyond Air Technology

We have developed the Beyond Air nitric oxide generator and delivery system which we call LungFit®, a novel and precise delivery system that uses NO generated from ambient air with a novel NO generator, the ionizer. Our system provides continuous monitoring and control of the gaseous content administered during intermittent and continuous NO inhalation treatments, as well as a precise and reliable monitoring system that is able to monitor patient status and alert medical staff to any adverse effects.

The LungFit® system is innovatively designed to provide patients with a gaseous dose of NO (ranging from 0.5 ppm up to 400 ppm) combined with ambient air. The gaseous blend is supplied to the patient via a ventilator, face mask, or similar apparatus. LungFit® is designed to minimize the time that NO is mixed with oxygen and air. The system is also designed to continuously monitor inhaled NO concentration, NO2 concentration and oxygen. A dedicated screen allows for monitoring of the gas mixture. Further, our approved product and product candidates resemble other inhalation systems, making them user friendly, with operation and maintenance that we believe will be immediately familiar to medical staff. Our LungFit® system has been manufactured at commercial scale with a contract manufacturer.

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

NitricGen License

On January 31, 2018, we entered into a definitive agreement to acquire a global, exclusive, perpetual, transferable license to the eNOGenerator and associated critical assets including intellectual property, know-how, trade secrets and confidential information (the “License”) from NitricGen Inc. (“NitricGen”). The eNOGenerator is a novel and precise delivery system that uses NO generated from ambient air with a novel NO generator.

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

Under the terms of the License, we agreed to pay NitricGen an aggregate of $2 million in up-front, clinical, and regulatory milestone payments, with the majority pertaining to regulatory milestones, as well as royalties on net sales of the delivery system containing the eNOGenerator at a percentage in the low-single digits. As partial consideration for the License, we issued to NitricGen warrants to purchase 100,000 shares of our common stock at an exercise price of $6.90 per share. To date, $200 thousand has been paid for milestones that were earned. The next milestone of $1.5 million became due to NitricGen upon approval by the FDA and is now payable within the next six months of the triggering event.

Cystic Fibrosis Foundation Agreement

On February 10, 2021 we received a grant for up to $2.17 million from the CFF to advance the clinical development of high concentration NO for the treatment of nontuberculous mycobacteria pulmonary disease, which disproportionally affects CF patients. Under the terms of the agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot study. The Company met the second milestone and received a reimbursement of $425 thousand in the fiscal year ended March 31, 2022. The reimbursement was recorded as an offset to research and development expenses for the year ended March 31, 2022.

Strategies

Our objective is to build a leading medical device and biopharmaceutical company that develops and commercializes patented and proprietary products for the treatment of respiratory infections and diseases, with an initial focus on the treatment of PPHN, AVP, BRO, NTM and severe infections in COPD patients, among others. Additionally, we are exploring the effects of NO on solid tumors. If our clinical trials for our product candidates are successful, we expect to seek certification or marketing approval from the FDA and other worldwide authorities and notified regulatory bodies.

Our Clinical Results to Date

We have conducted several clinical trials to assess our ≥ 150 ppm NO inhalation-treatment in various indications. These trials include:

Date	Study	Indication	Primary	Results
2011	Pilot Safety (n=10)	All comers	Safety	No SAEs
2013 – 2014	Proof of Concept (“POC”) double blind randomized (n=43)	Bronchiolitis (due to any virus)	Safety & Efficacy	No SAEs; 24 hour reduction in hospital length of stay
2013 – 2014	Pilot open label (n=9)	Cystic Fibrosis (CF)	Safety & Efficacy	No SAEs; Lowered bacterial load
2016	Compassionate use investigator sponsored research (“ISR”) (n=2)	NTM abscessus (CF)	Safety & Efficacy	No SAEs; clinical & surrogate endpoints improved
2017	Compassionate use National Institute of Health, US (n=1)	NTM abscessus (CF)	Safety & Efficacy	No SAEs; Improvements in clinical endpoints
2017	Pilot open label (n=9)	NTM abscessus	Safety & Efficacy	No SAEs; clinical & surrogate endpoints improved
2017-2018	Pilot; double blind randomized (n=68)	Bronchiolitis (due to any virus)	Safety & Efficacy	No SAEs; 27 hour reduction in hospital length of stay
2018	Compassionate use ISR (n=1)	NTM abscessus (CF)	Safety	No SAEs at 250 ppm NO dose
2019-2020	Pilot; double blind randomized (n=87)	Bronchiolitis (due to any virus)	Safety & Efficacy	No SAEs; 150 ppm treatment showed statistically significant improvements in primary and key secondary endpoints compared to both 85 ppm and control
2020-2022	Pilot; randomized, controlled (n=35)	CAVP (due to any virus, including COVID-19)	Safety & Efficacy	No SAEs related to treatment; 150 ppm NO showed statistically significant improvement in duration of oxygen use
2020-2022	Pilot open label (n=15)	NTM (all strains)	Safety & Efficacy	All patients titrated to 250 ppm NO with no treatment related discontinuations during 11+ weeks of self-administration at home; Improvements in QoL
2021-2022	Pilot; randomized, controlled (n=101)	Bronchiolitis Long Term Follow-up	Safety	Favorable long term safety profile based on re-hospitalization rate

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

CAVP and BRO Clinical Development

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

We plan to seek certification or regulatory approval for our remaining current product candidates and, if approved, we expect they will be marketed as medical devices.

If we reach the commercialization stage for any of our remaining product candidates, we expect that we will collaborate with companies outside the U.S. for all indications. We are still determining whether to attempt to collaborate for any indication in the U.S. We are commercializing LungFit® PH for PPHN in the U.S. ourselves and expect to partner with third-parties to commercialize LungFit® PH outside the U.S.

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

Competition

The biotechnology, pharmaceutical and medical device industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, medical device companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our approved product or product candidates. We are aware of several companies currently developing and selling NO therapies for various indications such as pulmonary hypertension. For example, Mallinckrodt Pharmaceuticals (“Mallinckrodt”) commercializes INOMAX® (nitric oxide) for inhalation, which is approved for use to treat newborns suffering from HRF-PPHN, in the U.S., Canada, Australia, Mexico and Japan. Praxair markets a generic version of the Mallinckrodt offering with their delivery system called NOxBOX®, acquired from Bedfont, in the United States. The Linde Group has marketing rights to INOMAX® in Europe. Air Liquide sells a similar product in Europe, called VasoKINOX™, together with their delivery platform called OptiKINOX™, for the treatment of pulmonary hypertension that occurs during or after heart surgery. In Europe, Bedfont Scientific Ltd. has a delivery system called NOxBOX® and Air Products PLC has a gas product called NOXAP®, each used in delivering inhaled NO formulations. Bellerophon Therapeutics is developing NO-based products for pulmonary arterial hypertension (“PAH”) and pulmonary hypertension associated with COPD. VERO Biotech LLC (formerly known as Geno LLC) received FDA approval for their delivery system GENOSYL DS for PPHN in 2019. In addition, other companies may be developing generic NO formulation delivery systems for various dosages. Ceretec, Inc., a company affiliated with 12th Man Technologies Inc., recently obtained clearance from the FDA to market a NO gas product for use in membrane diffusing capacity testing in pulmonary function laboratories in the U.S. Novoteris, LLC previously received orphan drug designation from the FDA and the European Medicines Agency (“EMA”) for the use of inhaled NO-based treatments in treating CF. SaNOtize has an NO nasal spray that has received approval in India for preventing COVID-19 after high-risk exposure. Third Pole has reported that they are developing a NO generator and delivery system for use in PPHN and PAH, but we are not aware of any display of any product at any medical/scientific conference in recent years. Our patents surrounding LungFit® have priority date over those of Third Pole.

Some of our competitors, either alone or through their strategic partners, might have substantially greater name recognition and financial, technical, manufacturing, marketing and human resources than we do and greater experience and infrastructure in the research and clinical development of pharmaceutical products, obtaining FDA and other regulatory approvals of those products and commercializing those products around the world.

We have contracted with third-party contract manufacturers, Spartronics LLC (“Spartronics”), and Medisize Ireland Limited (“Medisize”) who have completed a substantial portion of the commercial manufacturing process for our LungFit® PH system. In addition, we will be reliant on our partners for commercial manufacture of our systems for both clinical studies and commercial supply.

Intellectual Property

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

CareFusion Non-Exclusive License Agreement. In October 2013, we entered into a non-exclusive worldwide license agreement with CareFusion, whereby we licensed seven issued U.S. patents and corresponding foreign counterparts. Our intellectual property licensed from CareFusion, for which the earliest expiring patent term was 2019 and the last to expire is 2025. The term of the agreement extends through the life of the patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that we do not meet certain milestones. Pursuant to the agreement, we are required to pay CareFusion royalty payments of 5% of the net sales of a covered licensed product by the Company and an annual fee of $50 thousand, which is creditable against the royalty payments for the respective year.

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

Settlement Agreement

On January 23, 2019, we entered into an agreement for commercial rights (the “Circassia Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, we terminated the Circassia Agreement. Circassia contended that the termination was wrongful.

On May 25, 2021, we and Circassia Limited entered into a Settlement Agreement resolving all claims by and between both parties and mutually terminating the Circassia agreement disclosed in Note 10 of the consolidated financial statements included in this Annual Report. Pursuant to the terms of the Settlement Agreement, we agreed to pay Circassia $10.5 million in three installments, the first being a payment of $2.5 million to Circassia within fifteen (15) days following FDA approval of the LungFit® PH (the “Initial Payment Due Date”). Thereafter, we shall pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6 million. $10.5 million was accrued as a liability as of March 31, 2022 when management deemed the approval of LungFit® PH by the FDA was probable. FDA approval was received on June 28, 2022.

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

FDA Premarket Clearance and Approval Requirements for Medical Devices. Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a de novo application, or approval of a premarket approval (“PMA”) application. Under the FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (QSR) facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

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

On November 10, 2020 we submitted a PMA application to the FDA for the use of LungFit® PH in PPHN and subsequently received PMA approval in June 2022.

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

Advertising and Promotion. The FDA and comparable foreign regulatory authorities closely regulate the post-approval marketing and promotion of medical devices, including standards and regulations for direct-to-consumer advertising, communications about unapproved uses, industry- sponsored scientific and educational activities and promotional activities involving the internet. Devices may be marketed only for the approved or cleared indications and in accordance with the provisions of the approved or cleared label.

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

After issuing marketing authorizations, the FDA has discretion in determining post-approval compliance requirements for combination products. The FDA has also promulgated regulations pertaining to compliance with certain current good manufacturing practices (“cGMP”) requirements for drug components as well as QSR requirements for device constituents of a combination product. Other post-market requirements in the same vein as those described above for medical devices and drugs will also apply, depending on the application type and center overseeing regulation of the combination product, including:

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and selection of medical devices for patients. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The federal health care program Anti-Kickback Statute (“AKS”) prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical or device manufacturers, on the one hand, and prescribers, purchasers and formulary managers and others on the other. The term “remuneration” has been broadly interpreted to apply to anything of value including, for example, gifts, cash payments, donations, waivers of payment, ownership interests, and providing any item, service, or compensation for something other than fair market value. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it. Although there are a number of statutory exceptions and regulatory safe harbors to the AKS protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including certain discounts, or engaging such individuals as consultants, advisors and speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Moreover, there are no safe harbors for many common practices, such as educational grants and reimbursement support programs. Violations are punishable by up to 10 years in prison, criminal fines, administrative civil monetary penalties and exclusion from participation in federal healthcare programs. Any sales or marketing practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny under the AKS;

●	the federal civil False Claims Act (“FCA”) imposes liability on individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent, claims for payment of government funds, knowingly making, using, or causing to be made or used a false statement or record material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. Actions under the FCA may be brought by the government or as a qui tam action by a private individual in the name of the government, who may also share in any monetary recovery. Qui tam actions are filed under seal and impose a mandatory duty on the U.S. Department of Justice to investigate such allegations. Manufacturers have faced liability under the FCA for providing inaccurate billing or coding information to customers or promoting a product off-label. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations, as well as exclusion from participation in federal healthcare programs;
●	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations (collectively, “HIPA”), imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation, or using any false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items, or services;
●	the federal Physician Payments Sunshine Act requires applicable manufacturers of devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided (in 2021) to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Several states have enacted legislation requiring medical device manufacturers to, among other things, establish marketing compliance programs; file periodic reports with the state, including reports on gifts and payments to individual health care providers; and/or register their sales representatives. Some states prohibit certain sales and marketing practices, including the provision of gifts, meals, or other items to health care providers.

Additionally, other laws such as the federal Lanham Act and similar state laws allow competitors and others to initiate litigation relating to advertising claims. If we sell our device outside the United States, it must comply with the Foreign Corrupt Practices Act (“FCPA”) and local laws of other countries. FCPA is a complex patchwork of laws can change rapidly with relatively short notice.

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

The EU MDR repeals and replaces the EU Medical Devices Directive 93/42/EEC. Unlike directives, which must be implemented into the national laws of the EEA countries, the regulations is directly applicable, i.e., without the need for adoption of EEA country laws implementing them, in all countries and are intended to eliminate current differences in the regulation of medical devices among EEA countries. The EU MDR, among other things, establishes a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensures a high level of safety and health while supporting innovation. The EU MDR entered into application on May 26, 2020, and among others things:

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

Data Privacy Regulation. The collection and use of personal health data in the EEA is governed by the data protection laws and regulations adopted by the EEA countries and the EU General Data Protection Regulation (“GDPR”). The GDPR became applicable on May 25, 2018 and repealed the EU Data Protection Directive. The GDPR is directly applicable in each EEA country and imposes several requirements on companies that process personal data, strict rules on the transfer of personal data out of the EEA, including to the U.S., and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EAA countries. The GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Failure to comply with the requirements of GDPR may result in fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

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

Conditional marketing authorization is subject to certain specific obligations to be reviewed annually .

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

Beyond Air Australia Pty Ltd., incorporated on December 17, 2019 in Australia.

Beyond Air Ireland Limited, incorporated on March 5, 2020 in Ireland.

Beyond Air Bermuda Limited, incorporated on August 13, 2021 in Bermuda. In September 2022, its name was changed to Beyond Cancer Bermuda Limited.

XAIR Israel Ltd, incorporated on October 3, 2021 in Israel.

Beyond Air Cyprus Limited, incorporated on October 13, 2021 in Cyprus.

Beyond Cancer U.S., Inc., incorporated on March 17, 2022 in Delaware.

Emerging Growth Company Status

For the fiscal year ended March 31, 2022, we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act enacted on April 5, 2012, referred to as the JOBS Act. For as long as were are an emerging growth company, we were able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” and “say-when-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

The JOBS Act also provides that an emerging growth company may utilize the extended transition period provided for complying with new or revised accounting standards. We had irrevocably elected to take advantage of this extended transition period. Because we were not required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with the effective dates of those accounting standards.

Under the JOBS Act, we remained an emerging growth company until March 31, 2022.

Available Information

We file electronically with the Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments related thereto, pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.beyondair.net free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports filed with the SEC may be viewed at www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Human Capital

As of June 15, 2022, we had 70 employees globally, all of whom were full time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have generated no revenue to date and may never generate revenue or achieve profitability.

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These are not the only risks we face. These risks include, among others, that:

●	we are a medical device and biopharmaceutical company with only one FDA-approved product and a limited operating history on which to assess our business, have incurred significant losses since our inception and incurred a net cash used in operating activities for the year ended March 31, 2022 of approximately $23.1 million. As of March 31, 2022, we have an accumulated deficit of approximately $123.6 million and we anticipate to continue to incur significant losses for the foreseeable future;

●	we are unable to predict the extent of future losses or when we will become profitable based on the sale of any product, if at all. Even if we succeed in developing and commercializing our approved product or product candidates, we may never generate revenue to sustain profitability;

●	we have only one FDA-approved product, and we expect that we will need to raise additional funding before we can expect to become profitable from sales of our products;

●	we are heavily dependent upon the success of our approved product and product candidates (which are in various stages of clinical development), and we cannot provide any assurance that the FDA or comparable foreign regulatory authorities will allow us to conduct further clinical trials;

●	we are in the process of developing our proprietary NO delivery system, and unexpected delays will adversely impact the timing of our U.S.-based clinical trials and approvals;

●	we might be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever;

●	our competitors may develop or commercialize products faster or more successfully than us;

●	because some of the target patient populations of our approved product or product candidates are small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth;

●	our reliance on third parties to help conduct our preclinical studies, clinical trials and commercial scale manufacturing;

●	if we are unable to obtain and maintain effective intellectual property rights for our technologies, approved product or current or future product candidates, we may not be able to compete effectively in our markets; and

●	our future success depends in part upon our ability to retain our executive and scientific teams, and to attract, retain and motivate other qualified personnel.

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

Our future capital requirements will depend on many factors, including the success and costs of our commercialization activities, including product marketing, sales, and distribution progress, the results of our clinical trials, the timing and outcome of regulatory review of our product candidates, commercial manufacturing success, and the number and development requirements of product candidates that we pursue. Because of the numerous risks and uncertainties associated with the development and commercialization of our approved product and product candidates, we are unable to reasonably estimate the amounts of additional capital outlays and operating expenditures that our business will require. It is likely that we will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

●	commercialization of our approved product;

●	clinical trials for our product candidates;

●	researching and developing new products;

●	pursuing growth opportunities, including more rapid expansion;

●	acquiring complementary businesses or technologies;

●	making capital improvements to improve our infrastructure;

●	hiring qualified management and key employees;

●	responding to competitive pressures;

●	complying with regulatory requirements; and

●	maintaining compliance with applicable laws.

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

Risks Related to Commercialization of Our Approved Product or Product Candidates

If the market opportunities for our approved product or product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

Our projections of both the number of people who have our target diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with LungFit® PH and our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for LungFit® PH and each of our product candidates may be limited or may not be amenable to treatment with LungFit® PH or our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The pricing, coverage and reimbursement of our approved product and product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments such as ours, assuming certification or approval. Sales of our approved product and product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our approved product and product candidates will be paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government authorities, private health insurers and other third-party payors. If coverage and reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our approved product and product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., there is no uniform system among payors for making coverage and reimbursement decisions. In addition, the process for determining whether a payor will provide coverage for a product or service may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product or service once coverage is approved. Payors may limit coverage to specific products or services on an approved list, or formulary, which might not include all of the FDA-approved or -cleared products for a particular indication. In the U.S., the principal decisions about coverage and reimbursement for new medical devices are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new device will be covered and reimbursed under Medicare. Private payors tend to, but are not required to, follow the coverage and reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for products such as ours.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the EEA, Canada and other countries has and will continue to put pressure on the pricing and usage of our approved product or product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medical devices under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our approved product or product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our approved product and product candidates. We expect to experience pricing pressures in connection with the sale of any of our approved product and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

We face intense competition and rapid technological change and the possibility that our competitors may discover, develop or commercialize therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize LungFit® PH and our product candidates.

We are working on PPHN which is a highly competitive market. A delivery system with a generator of NO has never been commercialized anywhere in the world, and market acceptance at an appropriate price may prove to be a difficult and lengthy process. The biotechnology, pharmaceutical and medical device industries are also highly competitive. There are many pharmaceutical companies, biotechnology companies, medical device companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to LungFit® PH or our product candidates. We are aware of several companies currently developing and selling NO therapies for various indications such as pulmonary hypertension. For example, Mallinckrodt commercializes INOMAX® (nitric oxide) for inhalation, which is approved for use to treat newborns suffering from HRF-PPHN, in the U.S., Canada, Australia, Mexico and Japan. Praxair markets a generic version of the Mallinckrodt offering with their delivery system called NOxBOX®, acquired from Bedfont, in the United States. The Linde Group has marketing rights to INOMAX® in Europe. Air Liquide sells a similar product in Europe, called VasoKINOX™, together with their delivery platform called OptiKINOX™, for the treatment of pulmonary hypertension that occurs during or after heart surgery. In Europe, Bedfont Scientific Ltd. has a delivery system called NOxBOX® and Air Products PLC has a gas product called NOXAP®, each used in delivering inhaled NO formulations. Bellerophon Therapeutics is developing NO-based products for pulmonary arterial hypertension (“PAH”) and pulmonary hypertension associated with COPD. VERO Biotech LLC (formerly known as Geno LLC) received FDA approval for their delivery system GENOSYL DS for PPHN in 2019. In addition, other companies may be developing generic NO formulation delivery systems for various dosages. Ceretec, Inc., a company affiliated with 12th Man Technologies Inc., recently obtained clearance from the FDA to market a NO gas product for use in membrane diffusing capacity testing in pulmonary function laboratories in the U.S. Novoteris, LLC previously received orphan drug designation from the FDA and the EMA for the use of inhaled NO-based treatments in treating CF. SaNOtize has a nitric oxide nasal spray that has received approval in India for preventing COVID-19 after high-risk exposure. Third Pole has reported that they are developing a NO generator and delivery system for use in PPHN and PAH, but we are not aware of any display of any such product at any medical/scientific conference in recent years. Our patents surrounding LungFit® have a priority date over those of Third Pole.

In addition to NO treatments currently available or under development, we also face competition from non-NO-based drugs and therapies. For example, the successful development of immunizations for bronchiolitis may render useless any product we develop for that indication. Also, antibiotic treatments for infections associated with CF and other underlying lung conditions may be preferred over any product that we develop. Even if we successfully develop our product candidates, and obtain certification or approval for them, other treatments may be preferred and we may not be successful in commercializing our product candidates.

Some of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the medical device, biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain certification or regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than LungFit® PH or any product candidate that we may develop, or achieve earlier patent protection, certification or regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render LungFit® PH or our potential product candidates uneconomical or obsolete, and we may not be successful in marketing LungFit® PH or our product candidates against competitors.

We currently have a limited marketing and sales organization. If we are unable to fully establish sales and marketing capabilities or enter into agreements with third parties to market and sell LungFit® PH or our product candidates, we may be unable to generate any revenue.

Although our employees may have sold other similar products in the past while employed at other companies, we as a company have no experience selling and marketing our product candidates and we currently have a limited marketing or sales organization. To successfully commercialize LungFit® PH or any other products that may result from our development programs, we will need to further develop these capabilities, either on our own or with others. If the initial commercialization efforts for LungFit® PH are successful, we intend to establish a more complete sales and marketing organization with technical expertise to potentially reach all U.S. hospitals using or capable of using NO. This will be expensive, difficult and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products.

Further, given our lack of prior experience in marketing and selling medical device products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize LungFit® PH and our product candidates. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of LungFit® PH and our product candidates, or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

The commercial success of LungFit® PH and any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with approval from the FDA and potential future certification or approvals from comparable foreign regulatory authorities, the commercial success of LungFit® PH and our product candidates will depend in part on the medical community, patients and third-party payors accepting LungFit® PH and our product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of LungFit® PH and any of our product candidates that become approved for commercial sale will depend on a number of factors, including:

●	the safety and efficacy of the product as demonstrated in clinical trials and potential advantages over competing treatments;

●	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

●	The clinical indications for which certification or approval is granted;

●	relative convenience and ease of administration;

●	the cost of treatment, particularly in relation to competing treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support and timing of market introduction of competitive products;

●	publicity concerning our products or competing products and treatments; and

●	sufficient third-party insurance coverage and reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

If we fail to properly manage our anticipated growth, our business could suffer.

Our rapid growth has placed, and will continue to place, a significant strain on our management and on our operational and financial resources and systems. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure, and result in losses or weaknesses in our infrastructure, which could materially adversely affect us. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to carefully monitor for quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

Pricing pressure from our competitors and our customers may impact our ability to sell our products at prices necessary to support our current business strategies.

The industry is characterized by intense competition, and the market continues to attract numerous new companies and technologies, which has encouraged more established companies to intensify competitive pricing pressure. As a result of this increased competition, as well as the challenges of third-party coverage and reimbursement practices, we believe there will be continued pricing pressure in the future. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to maintain our profitability and to invest in and grow our business.

We may be subject to enforcement action if we engage in improper marketing or promotion of our products.

We are not permitted to promote or market our investigational products. After approval, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. Physicians may use our products off-label, as the FDA does not restrict or regulate a provider’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products could be impaired. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

Cybersecurity risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in harm to our business and/or subject us to costs, fines or lawsuits.

We rely on sophisticated information technology systems and network infrastructure to operate and manage our business. We also maintain personally identifiable information (“PII”) about our employees, and given the nature of our business, we have access to protected health information (PHI). Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal personnel, suppliers or customers through the Internet is interrupted or compromised, our business could suffer.

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

In the U.S., there have been and continue to be a number of legislative and regulatory changes and proposed changes to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted, which, among other things, substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. medical device industry. Some of the provisions of the ACA have been subject to judicial challenges as well as efforts to modify them or alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision that eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” effective January 1, 2019. It is unclear how efforts to modify or invalidate the ACA or its implementing regulations, or portions thereof, will affect our business. Additional legislative changes, regulatory changes and judicial challenges related to the ACA remain possible. We cannot predict what effect further changes related to the ACA would have on our business.

We cannot be sure whether additional legislative changes will be enacted, or whether government regulations, guidance or interpretations will be changed, or what the impact of such changes would be on the certification or marketing approvals, sales, pricing, or reimbursement of our approved product or product candidates, if any, may be. We expect that any such healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our approved product or product candidates.

Moreover, in order to obtain reimbursement for our products in some EEA countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment (“HTA”) of both medicinal products and medical devices is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EU Member State, is the procedure to assess therapeutic, economic and societal impact of a given medical product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medical products by the competent authorities of individual EU Member State. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medical product currently varies between EU Member States. On December 13, 2021, the EU adopted a new HTA Regulation which entered into force on January 11, 2022 and will become applicable to all EU Member States from January 12, 2025. The new EU HTA regulation aims to harmonize the clinical benefit assessment of HTA across the EU and provides the basis for permanent and sustainable cooperation at the EU level for joint clinical assessments in these areas.

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

We are subject to additional health care regulation and enforcement by the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include the following:

●	the federal health care program Anti-Kickback Statute, prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, or order or arranging for the purchase, lease or order of any good or service, for which payment may be made, in whole or in part, under federal health care programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical or device manufacturers, on the one hand, and prescribers, purchasers and formulary managers and others on the other. The term “remuneration” has been broadly interpreted to apply to anything of value including, for example, gifts, cash payments, donations, waivers of payment, ownership interests, and providing any item, service, or compensation for something other than fair market value. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it. Although there are a number of statutory exceptions and regulatory safe harbors to the AKS protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including certain discounts, or engaging such individuals as consultants, advisors and speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Moreover, there are no safe harbors for many common practices, such as educational grants and reimbursement support programs;

●	the federal civil False Claims Act that prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent, claims for payment of government funds, knowingly making, using or causing to be made or used a false statement or record material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. Actions under the FCA may be brought by the government or as a qui tam action by a private individual in the name of the government, who may also share in any monetary recovery. Qui tam actions are filed under seal and impose a mandatory duty on the U.S. Department of Justice to investigate such allegations. Manufacturers have faced liability under the FCA for providing inaccurate billing or coding information to customers or promoting a product off-label. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations, as well as exclusion from participation in federal healthcare programs;

●	HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation, or using any false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items, or services;

●	the federal Physician Payments Sunshine Act requires applicable manufacturers of devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided (in 2021) to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Several states have enacted legislation requiring medical device manufacturers to, among other things, establish marketing compliance programs; file periodic reports with the state, including reports on gifts and payments to individual health care providers; and/or register their sales representatives. Some states prohibit certain sales and marketing practices, including the provision of gifts, meals, or other items to health care providers.

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

We are subject to various laws and regulations globally regarding privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer and security of personal data. The restrictions under applicable privacy, data protection and data security laws and regulations that may affect our ability to operate include but are not limited to:

●	HIPAA governs the use, disclosure, and security of protected health information by HIPAA “covered entities” and their “business associates.” Covered entities are health plans, health care clearinghouses and health care providers that engage in specific types of electronic transactions. A business associate is any person or entity (other than members of a covered entity’s workforce) that performs a service on behalf of a covered entity involving the use or disclosure of protected health information. Most healthcare providers who prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA, as are we in certain circumstances. HHS (through the Office for Civil Rights) has direct enforcement authority against covered entities and business associates with regard to compliance with HIPAA regulations. We also could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting and/or conspiring to commit a violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us;
●	numerous U.S. federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and protection of personal information. These laws may impose a number of compliance obligations on us, including requiring that we obtain consent before we collect, use, or disclose personal information, implement certain security protections to safeguard personal information, and notify individuals or regulators in the event of a breach;
●	other countries also have, or are developing, laws governing the collection, use, disclosure and protection of personal information. The GDPR, for example, imposes restrictions on the processing (e.g., collection, use, disclosure) of personal data in the EEA and also imposes strict restrictions on the transfer of personal data out of the EU to the U.S. Our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union, or the CJEU, declared the EU-U.S. Privacy Shield framework between the EU and U.S. to be invalid and raised concerns about other data transfer mechanisms in a case known colloquially as “Schrems II”, which could adversely impact our ability to transfer personal data from the EU to the U.S or otherwise may cause us to incur significant costs to do so legally. At present, there are few viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses (“SCCs”). If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EEA or Switzerland. Furthermore, following the Brexit and the UK’s exit from the EU, the UK became a third country to the EU in terms of personal data transfers. The European Commission has adopted an Adequacy Decision concerning the level of personal data protection in the UK under which personal data may now flow freely from the EU to the UK. However, personal data transfers from the EU to the UK may nevertheless be at a greater risk than before because the Adequacy Decision could in theory someday be suspended. On March 25, 2022, the European Commission and the U.S. announced that they have agreed in principle on a new Trans-Atlantic Data Privacy Framework, as a successor arrangement to the EU-U.S. Privacy Shield. The two sides are now expected to finalize the details of this agreement in principle and translate it into legal texts that will form the basis of a draft adequacy decision to be proposed by the European Commission; and
●	the legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. For example, the CCPA contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information. Other states, including Virginia, and the federal government, have considered and/or enacted similar privacy laws that could impose new obligations or limitations in areas affecting our business.

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

Once we obtain certification or marketing authorization for our product candidates, any product for which we obtain certification, clearance or approval, and the manufacturing processes, post-market surveillance, post-certification/approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory authorities and notified bodies. We must comply with equivalent standards in third countries.

In particular, we and our suppliers are required to comply with FDA’s QSR in the U.S. and other regulations enforced outside the United States which cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. Regulatory authorities, such as the FDA, and notified bodies enforce the QSR in the U.S. and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

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

In addition, we are required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of certification or regulatory approval, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

Moreover, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products in the EEA. We must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of certification, regulatory clearances or approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA or comparable foreign regulatory authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or comparable foreign regulatory authorities, could have a negative impact on us.

As a commercial-stage company, we are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products or delay in clearance or approval of future products.

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

All manufacturers placing medical devices on the market in the EEA are legally bound to report to the relevant competent authorities (a) any serious incident involving devices made available on the EEA market, except expected side-effects which are clearly documented in the product information and quantified in the technical documentation and are subject to trend reporting, and (b) any field safety corrective action in respect of devices made available on the EEA market, including any field safety corrective action undertaken in a third country in relation to a device which is also legally made available on the EEA market, if the reason for the field safety corrective action is not limited to the device made available in the third country. Reports should be submitted through the electronic system set up and managed by the European Commission in collaboration with EEA countries. Report of serious incidents will be automatically transmitted to the competent authority of the EEA country in which the incident occurred and reports on field safety corrections actions will be automatically transmitted to the competent authority of the EEA country in which the field safety corrective action is being or is to be undertaken and the EEA country in which the manufacturer has its registered place of business.

Under the EU MDR, a “serious incident” means any incident that directly or indirectly led, might have led or might lead to any of the following: (a) the death of a patient, user or other person; (b) the temporary or permanent serious deterioration of a patient’s, user’s or other person’s state of health; or (c) a serious public health threat. A ‘field safety corrective action’ means corrective action taken by a manufacturer for technical or medical reasons to prevent or reduce the risk of a serious incident in relation to a device made available on the market.

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

Our approved product or product candidates may in the future be subject to product recalls that could harm our reputation, business and financial results.

Medical devices can experience performance problems in the field that require review and possible corrective action. The occurrence of component failures, manufacturing errors, software errors, design defects or labeling inadequacies affecting a medical device could lead to a government-mandated or voluntary recall by the device manufacturer, in particular when such deficiencies may endanger health. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Comparable foreign regulatory authorities impose similar deadlines. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA or to comparable foreign regulatory authorities. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. Product recalls may divert management attention and financial resources, expose us to product liability or other claims, harm our reputation with customers and adversely impact our business, financial condition and results of operations.

We may be subject to regulatory or enforcement actions if we engage in improper marketing or promotion of our approved product or product candidates.

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

It is also possible that other federal, state or comparable foreign regulatory authorities might take action if they consider our educational and promotional activities or training methods to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products could be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or comparable foreign regulatory authorities could disagree and conclude that we have engaged in off-label promotion. It is also possible that other federal, state or comparable foreign regulatory authorities might take action, including, but not limited to, through a whistleblower action under the FCA, if they consider our business activities constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil or administrative penalties, treble damages, fines, disgorgement, exclusion from participation in government healthcare programs, reporting requirements and compliance oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

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

We face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

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

In addition, manufacturers of FDA regulated products and their facilities are subject to continual review and periodic inspections by the FDA and comparable foreign regulatory authorities for compliance with the FDA’s QSR and, as applicable, cGMP regulations. Our relationships with healthcare providers, physicians and third-party payors must comply with FDA laws and regulations, the AKS, the FCA, HIPAA, various transparency laws, and similar state and foreign laws. GMPs regulations. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration and to low income patients of certain hospitals, additional laws and requirements apply. Our activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our third-party collaborators fail to comply with applicable regulatory requirements, a regulatory authority may take any of the following actions:

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

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the success of our product candidates, which are in various stages of clinical development. We cannot give any assurance that any of our product candidates, beyond LungFit® PH, will receive certification or regulatory approval, which is necessary before they can be commercialized.

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

Two of our product candidates are in the early stages of development and will require additional clinical development (and in some cases additional preclinical development), management of nonclinical, clinical and manufacturing activities, certification or regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization and significant marketing efforts before we generate any revenue from product sales. To date, we have conducted 3 pilot clinical trials involving 198 patients with bronchiolitis (mainly caused by RSV) and a pilot clinical trial in nine patients with CF. In addition, Rambam healthcare campus in Israel conducted a compassionate treatment for two patients with CF who suffer from NTM infections (specifically M. abscessus). All of these trials were conducted outside the U.S. and were not conducted pursuant to an FDA IND. The results of these trials demonstrated improvements in various endpoints and clinical outcomes. The trials were small, however, and it is likely that the FDA will view them as not significant because of their size and scope. In addition, the delivery systems were different from the one that we intend to test and market, subject to FDA approval, in the U.S., further reducing the likelihood that FDA would view these test results as adequate or sufficient to support marketing applications. Two pilot clinical trials are ongoing, one in viral pneumonia and one in NTM lung infection. Both of these studies are using our LungFit® system (PRO and GO, respectively) and are being conducted outside the United States. Once completed, if the data are favorable, these trials would support our efforts towards obtaining FDA approval. We therefore intend to conduct larger clinical trials aiming for statistically and clinically significant favorable results, or we will not be able to obtain certification or regulatory approval to market such product candidates. It may be years before a pivotal trial is initiated, if at all, for such product candidates. Before a medical device clinical trial can be undertaken in the U.S., the sponsor of the trial must submit an IDE application for a medical device and the FDA must permit the trial to go forward. We cannot assure that we will obtain such agency acquiescence in a timely manner, or at all.

We as a company received our first PMA approval of LungFit® PH from the FDA. We can make no assurances as to what any other comparable foreign regulatory authorities and notified bodies where we are seeking certification or regulatory approval will do. We will expend significant resources to commercialize LungFit® PH in the U.S. and we can make no assurances that our efforts will be successful. We cannot be certain that any of our product candidates will be successful in clinical trials or receive certification or regulatory approval. Further, our product candidates may not receive certification or regulatory approval even if they are successful in clinical trials. If we do not receive certification or regulatory approvals for our product candidates, we may not be able to continue our operations.

We generally plan to seek certification or regulatory approval to commercialize our approved product and product candidates in the U.S., the EU and in additional foreign countries. To obtain certification or regulatory approvals we must comply with the numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our approved product and product candidates. Even if we are successful in obtaining marketing certification or regulatory approval in one jurisdiction, we cannot ensure that we will obtain certification or regulatory approval in any other jurisdictions. If we are unable to obtain certification, clearance or approval for our product candidates in multiple jurisdictions, our revenue and results of operations would be negatively affected.

Some of our product candidates may be considered a drug/device combination and the process for obtaining regulatory approval in the U.S. will require compliance with complex procedures because concordance between two centers of the FDA (CDRH and CDER) is necessary for approval of this combination product. A change in the FDA’s prior determination that CDRH would lead the review of a marketing application for our product candidates would adversely impact our development timeline and significantly raise our costs to complete clinical development and obtain regulatory approvals.

The success of our business may also depend upon our ability to identify, license or discover additional product candidates.

Although a substantial amount of our effort will focus on the continued clinical testing, potential certification, regulatory approval and commercialization of LungFit® PH and our existing product candidates, the success of our business may also depend upon our ability to identify, license or discover additional product candidates. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development for a number of reasons, including but not limited to the following:

●	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;

●	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;

●	our product candidates may not succeed in preclinical or clinical testing;

●	our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the product candidates unmarketable or unlikely to receive certification or marketing approval;

●	competitors may develop alternatives that render our product candidates obsolete or less attractive;

●	product candidates we develop may be covered by third parties’ patents or other exclusive rights;

●	the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;

●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

●	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

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

The time required to obtain certification or regulatory approval by the FDA or notified bodies in the EU is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors. In addition, certification or regulatory approval policies, regulations or the type and amount of clinical data necessary to gain certification or regulatory approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the certification or regulatory approval or the decision not to certify or approve an application. We have not obtained certification or regulatory approval for any product other than LungFit® PH, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain certification or regulatory approval.

The process required by the FDA before a new medical device may be marketed in the U.S. generally involves the following:

●	completion of or reference to extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”);

●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the medical device candidate for each proposed indication; and

●	submission to the FDA of a 510(k) or PMA, after completion of all pivotal clinical trials.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

●	the FDA may determine that the population studied in the clinical program was not sufficiently broad or representative to assure safety in the full population for which we seek approval;

●	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a PMA in the U.S. or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities and notified bodies may significantly change in a manner rendering our clinical data insufficient for certification or approval; and

This lengthy certification or regulatory approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain certification or regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

Our business and eventual sale of our approved product and product candidates are subject to extensive regulatory requirements, including compliance with labelling, manufacturing and reporting controls. If we fail or are unable to timely obtain the necessary 510(k) clearances, de-novo authorizations, or PMA, approvals for new products, or equivalent steps in third countries including the EEA, our ability to generate revenue could be materially harmed.

Our approved product and product candidates are classified as medical devices and are subject to extensive regulation in the United States by the FDA and other federal, state and local authorities and by comparable foreign regulatory authorities. The FDA can delay, limit or deny 510(k) clearance or PMA approval of a device for many reasons, including:

●	we may not be able to demonstrate to the FDA’s satisfaction that our systems are safe and effective for its intended use;

●	the data from our preclinical studies and clinical trials may be insufficient to support clearance or approval, where required;

●	the manufacturing process or facilities we use or contract to use may not meet applicable requirements; and

●	disruptions at the FDA caused by funding shortages or global health concerns, including the COVID-19 pandemic.

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

Once commercialized, modifications to our marketed products may require new 510(k) clearances or approval of PMA supplements, or equivalent steps in other countries or regions including the EEA, or may require us to cease marketing or recall the modified products until certification, clearances or regulatory approvals are obtained.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent advanced clinical trials. There is a high failure rate for medical devices proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical trials. A number of companies in the medical device and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any pivotal clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain certification or regulatory approval to market our product candidates. Nor do we know whether the FDA will permit us to proceed directly to pivotal trials without performing pilot trials in the U.S. using the same delivery system that we will seek approval by the agency.

Legislative or regulatory reforms may make it more difficult and costly for us to obtain certification, regulatory clearance or approval of any future products and to manufacture, market and distribute our products after certification, clearance or approval is obtained.

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

The FDA’s and comparable foreign regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay certification, regulatory clearance or approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. For example, the results of the upcoming mid-term Congressional elections may impact our business and industry. Any change in the laws or regulations that govern the clearance and approval processes relating to our current, planned and future products could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for any new products would have an adverse effect on our ability to expand our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing clearance that we may have obtained and we may not achieve or sustain profitability.

In addition, on May 25, 2017, the new EU MDR entered into force for medical devices marketed in the EEA. Implementation of the EU MDR was delayed by one year due to the COVID-19 pandemic. Following its entry into application on May 26, 2021, the EU MDR introduced substantial changes to the obligations with which medical device manufacturers must comply in the EEA. High risk medical devices are subject to additional scrutiny during the conformity assessment procedure. Specifically, the EU MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA countries, the regulations is directly applicable, i.e., without the need for adoption of EEA country laws implementing them, in all EEA countries and are intended to eliminate current differences in regulation of medical devices among EEA countries. The EU MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices to ensure a high level of safety and health while supporting innovation. The EU MDR entered into application on May 26, 2021 and among other things:

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

The EU MDR imposes a number of new requirements on manufacturers of medical devices. Notified bodies need to be accredited by the EU Member States’ accreditation bodies to conduct assessment procedures for medical devices in accordance with the Regulation. There are currently a relatively small number of notified bodies that have been accredited to conduct these assessments. This may delay conformity assessment procedures in the future in the EEA. This may impact our activities in the EEA and the UK, the renewal of our existing CE Certificates of Conformity and conformity assessment related to future bodies.

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

Brexit, has created significant uncertainty concerning the future relationship between the UK and the EU. On 24 December 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement, which took effect on May 1, 2021. The Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods. The Agreement does not however, specifically address medical devices. The Agreement seeks to ensure that the parties ensure “regulatory cooperation”. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. In light of the fact that the CE marking process is set out in EU law, which no longer applies in the UK, the UK has devised a new route to market culminating in a UK Conformity Assessed (“UKCA”) mark to replace the CE mark. Northern Ireland will, however, continue to be covered by the regulations governing CE marks. As part of the Agreement, the EU and the UK have agreed to continue to recognize declarations of conformity based on a self-assessment in the other territory. Given the lack of comparable precedent to Brexit, it is unclear what the financial, regulatory, and legal implications of Brexit will be and how it will affect us. However, potentially changing regulatory schemes and tariffs engendered by Brexit may add additional complexity, cost and delays in marketing or selling our products in the United Kingdom.

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

Initiating and completing clinical trials necessary to support any future PMAs, and additional safety and efficacy data beyond that typically required for a 510(k) clearance, for our possible future product candidates, will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. The results of preclinical studies and clinical trials of our products conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials. Failure can occur at any stage of clinical testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned.

The initiation and completion of any of clinical trials may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical trials, including related to the following:

●	we may be required to submit an IDE application to the FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and the FDA may reject our IDE application and notify us that we may not begin clinical trials;

●	regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;

●	regulators and/or an IRB, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

●	we may not reach agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the number of subjects or patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors, including those manufacturing products or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	we might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

●	we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re-examination;

●	regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;

●	the cost of clinical trials may be greater than we anticipate;

●	clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;

●	we may be unable to recruit a sufficient number of clinical trial sites;

●	regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

●	approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner rendering our clinical data insufficient for certification or approval;

●	our current or future products may have undesirable side effects or other unexpected characteristics; and

●	impacts of regional or global public health crises including the ongoing COVID-19 pandemic could adversely affect any clinical trials we are conducting or plan to conduct, including delays or difficulties in enrolling or onboarding patients, initiating clinical sites, or obtaining the requisite certification or regulatory approvals, interruption of key clinical trial activities, or supply chain disruptions that delay or make it more difficult or costly to obtain the supplies and materials we need for clinical trials.

Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of certification or regulatory approval of our product candidates.

Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other comparable foreign regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental authorities and IRBs at the medical institutions where the clinical trials are conducted. Conducting successful clinical trials will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts.

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

Even if our products are approved or cleared in the United States and CE marked in the EEA, comparable regulatory authorities of additional foreign countries must also approve the manufacturing and marketing of our products in those countries. Certification, approval and clearance procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States or the EEA, including additional preclinical studies or clinical trials. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

If our device is considered as being intended to administer a medicinal product and our device and the medicinal product are placed on the market in such a way that they form a single integral product which is intended exclusively for use in the given combination and which is not reusable, that single integral product shall be governed by Directive 2001/83/EC and be subject to a marketing authorization. The medical device part of the drug-delivery combination product would not need to be CE marked. However, the relevant general safety and performance requirements set out in Annex I to the EU MDR would apply as far as the safety and performance of the device part of the single integral product are concerned. As a result, we would need to pursue different regulatory pathways for placing our product on the EEA market which may lead to additional costs and time.

We may find it difficult to enroll patients in our clinical trials. Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment.

Some of the conditions for which we plan to evaluate our current product candidates are for rare diseases. For example, we estimate that 15,000 patients suffer from refractory NTM lung infection in the U.S. Accordingly, there is a limited patient pool from which to draw for clinical trials. Further, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study.

Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical trials because of the perceived risks and benefits of the product candidate under study, particularly the toxicity of NO in certain doses, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining certification or regulatory approval of potential products will be delayed.

If we experience delays in the completion or termination of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and certification or approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of certification or regulatory approval of our product candidates.

We may encounter substantial delays in our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining certification or marketing approval from regulatory authorities and notified bodies for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Our clinical trials involve infants, children, and adults and, before we are permitted to enroll them in clinical trials, we must demonstrate that although the research may pose a risk to the subjects, there is a prospect of direct benefit to each patient. We must do so to the satisfaction of each research site’s IRB. If we fail to adequately demonstrate this to the satisfaction of the relevant IRB, it will decline to approve the research, which could have significant adverse consequences for us.

A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical trials;

●	delays in reaching a consensus with regulatory authorities on study design;

●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	delays in obtaining required IRB approval at each clinical trial site;

●	imposition of a clinical hold by regulatory authorities, after review of an IDE application, or equivalent application, or an inspection of our clinical trial operations or study sites;

●	delays in recruiting suitable patients to participate in our clinical trials;

●	difficulty collaborating with patient groups and investigators;

●	failure by our CROs, other third parties or us to adhere to clinical trial requirements;

●	failure to perform in accordance with the FDA’s GPC requirements, or applicable regulatory guidelines in other foreign countries;

●	delays in having patients complete participation in a study or return for post-treatment follow-up;

●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	the cost of clinical trials of our product candidates being greater than we anticipate;

●	clinical trials of our product candidates producing negative or inconclusive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; and

●	delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. We may also be required to conduct additional safety, efficacy and comparability studies before we will be allowed to start clinical trials. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their certification or regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive marketing label or the delay or denial of certification or regulatory approval by the FDA or other comparable foreign regulatory authorities. There is currently limited data regarding possible side effects for an antimicrobial dosage of NO treatments, such as our product candidates. Potential side effects of NO treatments may include high MetHb, NO2 toxicity, nose bleeding and low blood pressure. Results of our studies may identify unacceptable severity and prevalence of these or other side effects. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities or notified bodies could order us to cease further development of or deny certification or approval of our product candidates for any or all targeted indications.

NO-related side effects could affect patient recruitment, the ability of enrolled patients to complete the study or result in potential product liability claims.

Additionally, if our product candidates receive certification or marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

●	regulatory authorities and notified bodies may withdraw certification or approvals of such product;

●	regulatory authorities may require additional warnings on the label;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Risks Related to our Reliance on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain certification or regulatory approval for or commercialize our approved product or product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and we directly control only certain aspects of their activities, although from a regulatory perspective we are responsible for their actions. We are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with GCP, QSR and GLP, which are regulations and guidelines enforced by the FDA, the competent authorities of the EEA countries, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products that are produced under QSR regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the certification or regulatory approval process, or have other adverse consequences.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain certification or regulatory approval for or successfully commercialize our approved product or product candidates. CROs may also generate higher costs than anticipated. As a consequence, our results of operations and the commercial prospects for our approved product or product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We rely on third parties to manufacture our NO generator and delivery system. Our business could be harmed if those third parties fail to provide us with sufficient quantities of our needed supplies, or fail to do so at acceptable quality levels or prices.

We do not currently have the infrastructure or capability internally to manufacture the components of our NO generator and delivery system, and we lack the resources and the capability to manufacture our approved product or any of our product candidates on a clinical or commercial scale. We plan to rely on third parties for such supplies. There are a limited number of manufacturers who have the ability to produce our delivery system, and there may be a need to identify alternate manufacturers to prevent a possible disruption of our clinical trials. Any significant delay or discontinuity in the supply of these components could considerably delay commercialization of our approved product, completion of our clinical trials, product testing and potential certification or regulatory approval of our product candidates, which could harm our business and results of operations.

We and our collaborators and contract manufacturers are subject to significant regulation with respect to manufacturing our approved product or product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

All entities involved in the preparation of medical devices for clinical trials or commercial sale, including our existing contract manufacturers for our approved product and product candidates, are subject to extensive regulation. Components of a finished medical device product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with QSR in the U.S., and similar requirements in foreign countries. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our approved product or product candidates that may not be detectable in final product testing. We, our collaborators or our contract manufacturers must supply all necessary documentation in support of any marketing application on a timely basis and must adhere to GLP and QSR regulations enforced by the FDA and comparable foreign regulatory authorities through their facilities inspection program. The facilities and quality systems of some or all of our collaborators and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of certification or regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our approved product, product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, certification or regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

The regulatory authorities also may, at any time following certification or approval of a product for sale, audit the manufacturing facilities of our collaborators and third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical trial or commercial sales, or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. If we, our collaborators, or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or comparable foreign regulatory authorities can impose regulatory sanctions including, among other things, refuse to approve a pending application for a new drug product, withdrawal of a certification or approval, suspend production, suspend clinical trials, require a recall or suspension of production. As a result, our business, financial condition and results of operations may be materially harmed.

Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified through a PMA Supplement or Marketing Authorization Application amendment, or equivalent foreign regulatory filing, which could result in further delays. The regulatory authorities may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause us to incur higher costs and could cause the delay or termination of clinical trials, regulatory submissions, required certification or approvals or commercialization of our approved product or product candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

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

In addition, some of our suppliers and contract manufacturers, including Spartronics and Medisize, conduct their manufacturing operations for us at a single facility. Unless and until we qualify additional facilities, we may face limitations in our ability to respond to manufacturing and supply issues. For example, if regulatory, manufacturing or other problems require one of these manufacturers or suppliers to discontinue production at their respective facility, or if the equipment used for the production of LungFit® PH in these facilities is significantly damaged or destroyed by fire, flood, earthquake, power loss or similar events, the ability of such manufacturer or supplier to provide components needed for LungFit® PH, or to manufacture LungFit® PH may be significantly impaired. In the event that these parties suffer a temporary or protracted loss of its facility or equipment, we would still be required to obtain FDA approval to qualify a new manufacturer or supplier, as applicable, as an alternate manufacturer or source for the respective component before any components manufactured by such manufacturer or by such supplier could be sold or used.

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

We rely on a network of third-party manufacturers to manufacture and supply LungFit® PH for commercial sale and post-certification/approval clinical trials, and our drug candidates for clinical trials and any commercial sales if they are approved. As a result of our reliance on these third-party manufacturers and suppliers, including sole source suppliers of certain components of LungFit® PH and our product candidates, we could be subject to significant supply disruptions. Our supply chain for sourcing raw materials and manufacturing drug product ready for distribution is a multi-step endeavor. Third-party contract manufacturers supply us with raw materials, and contract manufacturers in the United States convert these raw materials into drug substance and convert the drug substance into final dosage form. Establishing and managing this supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships. Although we attempt to effectively manage the business relationships with companies in our supply chain, we do not have control over their operations.

We require a supply of LungFit® PH for sale in the United States, and we will require a supply of LungFit® PH for sale in international markets if we obtain certification or marketing approvals outside of the United States. We currently rely, and expect to continue to rely, on sole source third-party manufacturers to produce starting materials, drug substance, and final drug product, and to package and label LungFit® PH and our product candidates. While we have identified and expect to qualify and engage back-up third party manufacturers as additional or alternative suppliers for the commercial supply of LungFit® PH, we currently do not have such arrangements in place. Moreover, some of these alternative manufacturers will have to be approved by the FDA before we can use them for manufacturing LungFit® PH. It is also possible that supplies of materials that cannot be second-sourced can be managed with inventory planning. There can be no assurance, however, that failure of any of our original sole source third party manufacturers to meet our commercial demands for LungFit® PH in a timely manner, or our failure to engage qualified additional or back-up suppliers for the commercial supply of LungFit® PH, would not have a material adverse effect on commercialization of LungFit® and our business.

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

Because we rely on third parties to develop and manufacture LungFit® PH and our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain effective patent rights for LungFit® PH, our product candidates or any future product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies, approved product and product candidates. Our success depends in large part on our and our licensors’ ability to obtain and maintain intellectual property protection in the U.S. and in other countries with respect to our proprietary technology and products.

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

The patent position of medical device, biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our approved product or product candidates in the U.S. or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our approved product or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our approved product or product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

We have filed several patent applications directed to various aspects of our approved product and product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of our approved product or any product candidates that we may develop. Further, if we encounter delays in certification or regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. In addition, some or all of our patent applications may not result in issued patents.

If we cannot obtain and maintain effective patent rights for our approved product or product candidates, we may not be able to compete effectively and our business and results of operations would be harmed.

Intellectual property rights of third parties could adversely affect our ability to commercialize our approved product or product candidates, and we might be required to litigate or obtain licenses from third parties in order to develop or market our approved product or product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

Given the number of companies developing various types of NO devices, it is difficult to conclusively assess our freedom to operate without infringing on third party rights. There are numerous companies that have pending patent applications and issued patents in the field of therapeutic NO delivery. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize our approved product or product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be pending patent applications of which we are not aware, that if they result in issued patents, could be alleged to be infringed by our approved product or product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our approved product or product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our approved product, product candidates or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our approved product or product candidates or the use of our approved product or product candidates. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing our approved product or product candidate. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our approved product or product candidate that is held to be infringing. We might, if possible, also be forced to redesign our approved product or product candidate so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Patent terms are limited and we may not be able to effectively protect our products and business.

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Although various extensions may be available, the life of a patent, and the protection it affords, is limited.

In addition, upon issuance in the U.S., the patent term may be extended based on certain delays caused by the applicant(s) or the U.S. Patent and Trademark Office (“USPTO”). Even if we obtain effective patent rights for our approved product or product candidates, we may not have sufficient patent terms or regulatory exclusivity to protect our products, and our business and results of operations would be adversely affected.

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

If we are unable to maintain effective proprietary rights for our approved product, product candidates or any future product candidates, we may not be able to compete effectively in our markets.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including with respect to NO delivery systems and formulations, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our approved product or product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our approved product or product candidates. We do not know whether there are any third-party patents that would impair our ability to commercialize our approved product or such product candidates. We also cannot be sure that we have identified each and every patent and pending patent application in the U.S. and abroad that is relevant or necessary to the commercialization of our approved product and product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our approved product or product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our approved product or any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize our approved product or such product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable.

Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patents may be able to block our ability to develop and commercialize our approved product or the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our approved product or one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

We may not be successful in obtaining or maintaining necessary rights to our approved product or product candidates through acquisitions and in-licenses.

We currently own and have in-licensed rights to intellectual property through licenses from third parties and under patents that we own, to develop our approved product and product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our approved product or product candidates may require specific formulations to work effectively and efficiently and the rights to these formulations may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our approved product or product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

If disputes over intellectual property and other rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected approved product or product candidates.

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

Proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensor. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development partnerships that would help us bring our approved product and product candidates to market.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in or right to compensation with respect to our patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our approved product or product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. To the extent that our employees have not effectively waived the right to compensation with respect to inventions that they helped create, they may be able to assert claims for compensation with respect to our future revenue may be successful. As a result, we may receive less revenue from future products if such claims are successful which in turn could impact our future profitability.

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

Filing, prosecuting and defending patents on our approved product or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S.

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

As of March 31, 2022, we had a total of 62 full-time employees and a number of dedicated consultants, of whom work for us on a part-time basis. In addition, any of our employees and consultants may leave our company at any time, subject to certain notice periods. The loss of the services of any of our executive officers or any key employees or consultants would adversely affect our ability to execute our business plan and harm our operating results.

We do not currently carry “key person” insurance on the lives of members of management.

We will need to expand our organization and we may experience difficulties in recruiting needed additional employees and consultants, which could disrupt our operations.

As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial, legal and other resources. The competition for qualified personnel in the life sciences field is intense. Due to this intense competition, we may be unable to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. The impact of the COVID-19 pandemic has also resulted in higher employee costs, increased attrition and significant shifts in the labor market and employee expectations. We may experience difficulty retaining and motivating existing employees and attracting qualified personnel to fill key positions. In addition, labor shortages and employee mobility may make it more difficult to hire and retain employees.

Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our approved product and compete effectively will depend, in part, on our ability to effectively manage any future growth.

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the U.S., the EEA or Israel.

Other than our operations that are located in the EEA and Israel (as further described below), we currently have limited international operations, but our business strategy incorporates potentially significant international expansion, particularly in anticipation of certification or regulatory approval of our product candidates. We plan to maintain non-commercial infrastructure and conduct physician and patient association outreach activities, as well as clinical trials, outside of the U.S., the EEA and Israel. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental certification, approvals, permits and licenses;

●	failure by us to obtain certification or regulatory approvals for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

●	limits on our ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation and insurance; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions.

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

The development of our product candidates or commercialization of our approved product could be further disrupted and adversely affected by the ongoing COVID-19 pandemic. The spread of COVID-19 resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020. The Company has assessed the impact COVID-19 may have on our business plans and its ability to conduct the preclinical studies and clinical trials as well as on our reliance on third-party manufacturing and our supply chain. The Company experienced significant delays in the supply chain for LungFit® PH due to the redundancy in parts and suppliers for ventilator manufacturing, which has since been remedied. However, there can be no assurance that we will be able to further avoid part or all of any impact from COVID-19 or its consequences. The extent to which the COVID-19 pandemic and global efforts to contain its spread may impact our operations will depend on future developments.

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

● developments involving our discovery efforts and clinical trials;

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

● public concerns as to the safety or efficacy of our approved product or product candidates or our competitors’ products;

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

We cannot assure you that our common stock price and volume will remain at current levels in which case investors may sustain large losses.

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

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”) filed a complaint in the Supreme Court of the State of New York (the “Trial Court”) against us relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. Empery alleges that, as a result of certain circumstances in connection with a February 2018 financing transaction, the 166,672 warrants issued to Empery in January 2017 provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise.

On August 20, 2020, the Trial Court denied our summary judgment motion as to the first and third claims for relief, but dismissed the second claim for declaratory judgment as moot (the “August 20 Decision”). The Appellate Division First Department denied our appeal of the August 20 Decision on September 30, 2021. Following a three-day bench trial, the Trial Court issued a decision on October 14, 2021, finding in favor of Empery on the two remaining claims, granting reformation of the Warrant Agreement, and awarding Empery damages in the aggregate amount of approximately $5.8 million. On November 12, 2021, we filed a notice of appeal. Pending appeal, we are required to use approximately $7.4 million of cash as collateral to secure a supersedeas bond for the full amount of damages and interest in case we are unsuccessful in our appeal. On September 30, 2021, we recorded an estimate for a contingent loss of $2.4 million related to the Empery litigation. In consultation with outside legal counsel, we believe that we have several meritorious defenses against the claims, and the decision of the Trial Court.

On December 28, 2021 Hudson Bay Master Fund (“Hudson”) filed a lawsuit against us related to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering.

Hudson’s complaint alleges breach of contract and that Hudson is entitled to damages estimated at approximately $2.6 million as a result of certain adjustments to the exercise price and number of warrant shares issuable following the February 2018 financing transaction. In consultation with outside legal counsel, we believe that we have several meritorious defenses against Hudson’s claims. We believe that Hudson’s claims have no merit and we will vigorously defend such lawsuit.

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

Risks Related to Employee Matters

Our business could suffer if we lose the services of key members of our senior management, key advisors or personnel.

We are dependent upon the continued services of key members of our senior management and a limited number of key advisors and personnel. The loss of any one of these individuals could disrupt our operations or our strategic plans. Additionally, our future success will depend on, among other things, our ability to continue to hire and retain the necessary qualified scientific, technical and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team, key advisors or personnel, or our inability to attract or retain other qualified personnel or advisors, could have a material adverse effect on our business, results of operations and financial condition. Though members of our sales force generally enter into noncompetition agreements that restrict their ability to compete with us, most of the members of our executive management team are not subject to such agreements. Accordingly, the adverse effect resulting from the loss of certain executives could be compounded by our inability to prevent them from competing with us.

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

Our employees may, from time to time, bring lawsuits against us regarding injury, creating a hostile work place, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years, there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment- or harassment-related lawsuits have had to terminate management or other key personnel, and have suffered reputational harm that has negatively impacted their business. If we were to face any employment-related claims, our business could be negatively affected.

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

Our results of operations could be adversely affected by general conditions in the global economy and financial markets, including by the current COVID-19 pandemic, recent geopolitical events, unfavorable changes related to interest rates and rising inflation. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our investigational medicines and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office is located at 900 Stewart Avenue, Suite 310, Garden City, NY 11530 under a lease that expires in June 2031. We also lease office space in Garden City, New York under a lease that expires in June 2023, an office in Dublin, Ireland under a lease that expires in September 2026 and office spaces in Rehovot, Israel under several lease agreements that expire over the course of the next fiscal year. The Company has a research and development facility in Madison, Wisconsin under a lease that expires in May 2026

ITEM 3. LEGAL PROCEEDINGS

On March 16, 2018, Empery filed a complaint in the Trial Court against us relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. Empery alleges that, as a result of certain circumstances in connection with a February 2018 financing transaction, the 166,672 warrants issued to Empery in January 2017 provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise.

On August 20, 2020, the Trial Court denied our summary judgment motion as to the first and third claims for relief, but dismissed the second claim for declaratory judgment as moot. The Appellate Division First Department denied our appeal of the August 20 Decision on September 30, 2021. Following a three-day bench trial, the Trial Court issued a decision on October 14, 2021, finding in favor of Empery on the two remaining claims, granting reformation of the Warrant Agreement, and awarding Empery damages in the aggregate amount of approximately $5.8 million. On November 12, 2021, we filed a notice of appeal. Pending appeal, we are required to use approximately $7.4 million of cash as collateral to secure a supersedeas bond for the full amount of damages and interest in case we are unsuccessful in our appeal. On September 30, 2021, we recorded an estimate for a contingent loss of $2.4 million related to the Empery litigation. In consultation with outside legal counsel, we believe that we have several meritorious defenses against the claims, and the decision of the Trial Court.

On December 28, 2021 Hudson Bay Master Fund (“Hudson”) filed a lawsuit in the Supreme Court of the State of New York against us relating to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering.

Hudson’s complaint alleges breach of contract and that Hudson is entitled to damages estimated at approximately $2.6 million as a result of certain adjustments to the exercise price and number of warrant shares issuable following the February 2018 financing transaction. In consultation with outside legal counsel, we believe that we have several meritorious defenses against Hudson’s claims. We believe that Hudson’s claims have no merit and we will vigorously defend such lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed under the symbol “XAIR” on the Nasdaq Capital Market since May 7, 2019. From August 28, 2018 until May 6, 2019, our common stock was quoted on the OTC Pink.

Stockholders

As of January 15, 2022, there were approximately 106 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in “street” or nominee name through brokerage firms.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Annual Report.

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

ITEM 6. [RESERVED]

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

Introduction

We are a commercial stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. Our first device, LungFit® PH received approval for PPHN in June 2022. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. We believe that LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. Our current areas of focus with LungFit® is PPHN, AVP including COVID-19, BRO NTM lung infection and those with various severe lung infections with underlying COPD. Our current product candidates will be subject to premarket reviews and certifications or regulatory approvals by the FDA, as well as comparable foreign regulatory authorities in other countries or regions.

We also expect to be certified under the EU MDR in the second half of calendar year 2022. We also expect to make certain regulatory filings outside of the U.S. this year. If certifications or regulatory approvals are obtained, we anticipate a product launch in 2023 outside of the U.S.

COVID-19

The development of our product candidates and the commercialization of our approved product could be further disrupted and adversely affected by a resurgence of the COVID-19 pandemic. We experienced significant delays in the supply chain for the LungFit® system due to the redundancy in parts and suppliers for ventilator manufacturing, which have since been remedied. We continually assess the impact that COVID-19 may have on our business plans and our ability to conduct the preclinical studies and clinical trials as well as on our reliance on third-party manufacturing and our supply chain. However, there can be no assurance that we will be able to avoid part or all of any impact from COVID-19 or its consequences if a resurgence occurs.

Financial Operations Overview

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our significant estimates and assumptions including expense recognition and accrual assumptions under consulting and clinical trial agreements, stock-based compensation, impairment assessments, accounting for licensed rights to use technologies and other long-lived assets, contingency recognition and accruals and the determination of valuation allowance requirements on deferred tax attributes.

Research and Development

Research and development expenses are charged to the statement of operations as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with clinical trials and preclinical studies. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). We do not record AU Tax Rebates until payment is received due to the uncertainty of receipt. As of March 31, 2022, we have not received any AU Tax Rebates.

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

Income Taxes

We account for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before we are able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2022 and March 31, 2021, we recorded a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

We file U.S. Federal, various state, and International income tax returns. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances. Such adjustment is reflected in the tax provision when appropriate. We will recognize interest and penalties, if any, related to unrecognized tax benefits in income taxes in the statements of operations. Tax years 2018 through 2022 remain open to examination by federal and state tax jurisdictions. We file tax returns in Israel for which tax years 2016 through 2022 remain open. In addition, we file tax returns in Ireland and Australia and the tax years 2021 and 2022 remain open.

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

In August 2015, BA Ltd. entered into the Option Agreement with Pulmonox whereby BA Ltd. acquired the option to purchase certain intellectual property assets and rights on September 7, 2016 for $25 thousand. On January 13, 2017, we exercised the Option and paid $500 thousand to Pulmonox. We become obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which we receive regulatory approval for the commercial sale of the first product candidate qualifying under the Option Agreement. These milestone payments are capped at a total of $87 million across three separate and distinct indications that fall under the agreement, with the majority of them, approximately $83 million, being sales-related based on cumulative sales milestones for each of the three products.

On January 31, 2018, we entered into the NitricGen Agreement to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit® We acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and royalties on sales of the LungFit® We paid NitricGen $100 thousand upon the execution of the NitricGen Agreement, $100 thousand upon achieving the next milestone and issued to NitricGen 100,000 warrants to purchase our common stock valued at $295 thousand upon executing the NitricGen Agreement. The remaining future milestone payments are $1.8 million, of which $1.5 million are due within six months.

Contingencies

On March 16, 2018, Empery filed a complaint in the Trial Court against us relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. Empery alleges that, as a result of certain circumstances in connection with a February 2018 financing transaction, the 166,672 warrants issued to Empery in January 2017 provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise.

On August 20, 2020, the Trial Court denied our summary judgment motion as to the first and third claims for relief, but dismissed the second claim for declaratory judgment as moot. The Appellate Division First Department denied our appeal of the August 20 Decision on September 30, 2021. Following a three-day bench trial, the Trial Court issued a decision on October 14, 2021, finding in favor of Empery on the two remaining claims, granting reformation of the Warrant Agreement, and awarding Empery damages in the aggregate amount of approximately $5.8 million. On November 12, 2021, we filed a notice of appeal. Pending appeal, we are required to use approximately $7.4 million of cash as collateral to secure a supersedeas bond for the full amount of damages and interest in case we are unsuccessful in our appeal. On September 30, 2021, we recorded an estimate for a contingent loss of $2.4 million related to the Empery litigation. In consultation with outside legal counsel, we believe that we have several meritorious defenses against the claims, and the decision of the Trial Court including, but not limited to, the quantification of damages.

On December 28, 2021 Hudson filed a lawsuit against us related to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering.

Hudson’s complaint alleges breach of contract and that Hudson is entitled to damages estimated at approximately $2.6 million as a result of certain adjustments to the exercise price and number of warrant shares issuable following the February 2018 financing transaction. The fact pattern of these claims differs from the claims associated with the initial Empery judgment and in consultation with outside legal counsel, we believe that we have several meritorious defenses against Hudson’s claims. We believe that Hudson’s claims have no merit and we will vigorously defend such lawsuit.

On May 25, 2021, we and Circassia Limited entered into a Settlement Agreement resolving all claims by and between both parties and mutually terminating the Circassia agreement disclosed in Note 10 of the consolidated financial statements included in this Annual Report. Pursuant to the terms of the Settlement Agreement, we agreed to pay Circassia $10.5 million in three installments, the first being a payment of $2.5 million on the Initial Payment Due Date. Thereafter, we shall pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6 million.

Results of Operations and Other Comprehensive Income (Loss)

(in thousands, except number of shares and loss per share)	Year Ended March 31, 2022	Year Ended March 31, 2021

License revenue	$-	$873

Operating expenses
Research and development	(11,802)	(12,618)
General and administrative	(18,408)	(10,468)
Liability from settlements contingent on FDA approval	(10,500)	-

Loss from operations	(40,710)	(22,214)

Other income (expense)
Estimated liability for contingent loss	(2,435)	-
Dividend and interest income	4	17
Interest expense and financing expense	(775)	(642)
Foreign exchange loss (gain)	(144)	(37)
Total other loss	(3,350)	(661)

Net loss before income taxes	(44,060)	(22,875)

Benefit for income taxes	-	-

Net loss	$(44,060)	$(22,875)

Less : Net loss attributable to non-controlling interests	(882)	-

Net loss attributed to Beyond Air, Inc.	$(43,177)	$(22,875)

Other Comprehensive Income:
Foreign currency translation gain	96	-

Comprehensive loss attributable to Beyond Air, Inc.	(43,081)	(22,875)

Net loss per share – basic and diluted	$(1.68)	$(1.27)

Weighted average number of shares of common stock outstanding – basic and diluted	25,668,230	18,005,226

Comparison of the year ended March 31, 2022 to the year ended March 31, 2021

License Revenue

On January 23, 2019, we entered into the Circassia Agreement for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, we terminated the Circassia Agreement. On May 25, 2021, we entered into a settlement with Circassia whereby we retain all rights to LungFit®.

As of March 31, 2022, we met our performance obligation under the Circassia Agreement and revenue therefrom has been previously recognized. License revenue of $0 and $873 thousand associated with the Company’s second performance obligation has been recognized for the year ended March 31, 2022 and March 31, 2021, respectively. No further revenue will be recognized from the former performance obligations due to the settlement entered into in May 2021. See Note 10.

Revenue from the commercialization of LungFit® PH is expected to commence in the second half of fiscal 2023.

Research and Development

Research and development expenses for the year ended March 31, 2022 were $11.8 million, as compared to $12.6 million for the year ended March 31, 2021. The decrease of $0.8 million was attributed primarily to a decrease in investment in Covid studies ($1.2 million), a reduction in stock-based compensation and salaries ($0.6 million) and a reduction in the development costs for PH (for $0.5 million) partially offset by an increased pre-clinical expense in Oncology (including Beyond Cancer) of $1.5 million.

General and Administrative Expenses

General and administrative expense for the year ended March 31, 2022 and March 31, 2021 were $18.4 million and $10.5 million, respectively. The increase of $7.9 million was attributed primarily to an increase in stock-based compensation ($3.1 million) and salaries ($2.2 million) mainly driven by an increase of 16 positions globally, legal and professional fees ($1.0 million), leases and related office costs ($0.5 million), IT costs ($0.5 million) and increased insurance costs ($0.4 million).

Other Operating Expenses

Other operating expenses for the year ended March 31, 2022 were ($10.5) million, attributed to the recognition of liabilities that were contingent on FDA approval of LungFit PH with Circassia ($10.5 million).

Other Income and Expense

Net other expense for the year ended March 31, 2022 and March 31, 2021 were ($3.4) million and ($0.7) million, respectively. The increase of $2.7 million was attributed primarily to an estimated liability for a contingent loss on a lawsuit ($2.4 million) and accretion of debt discount costs ($0.4 million).

Net Loss Attributable to Non-controlling Interests

Net loss attributed to non-controlling interests for the year ended March 31, 2022, was $0.9 million, compared to $0 for the year ended March 31, 2021. Non-controlling interests represent 20% of the net loss of our Beyond Cancer subsidiary which was established in November 2021.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders for the year ended March 31, 2022, was ($43.2) million or a loss of ($1.68) per share, basic and diluted. As a result of the foregoing, our net loss attributed to common stockholders for the year ended March 31, 2021, was ($22.9) million or a loss of ($1.27) per share, basic and diluted.

Liquidity and Capital Resources

We have not generated any revenue from the sale of products, but now that we have obtained regulatory approval LungFit® PH, we expect to begin generating revenue in fiscal 2023. We had an operating cash flow decrease of $23.1 million for the year ended March 31, 2022 and we have experienced an accumulated loss of $123.6 million since inception through March 31, 2022. As of March 31, 2022, we had cash and cash equivalents of $80.2 million and $10.0 million restricted cash. We believe that our cash and cash equivalents as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the fourth fiscal quarter of 2024.

Our future capital needs and the adequacy of its available funds beyond one year from the date of filing these financial statements will depend on many factors, including, but not necessarily limited to, the cost and time necessary for the development, clinical studies and certification or regulatory approval of our other medical devices, indications as well as the commercial success of our approved product and any product candidates that receive marketing approval by the FDA. We may be required to raise additional funds through sale of equity or debt securities or through strategic collaborations and/or licensing agreements in order to fund operations until we are able to generate enough product or royalty revenues, if any. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could have a material adverse effect on our strategic objectives, results of operations and financial condition.

On March 17, 2020, we entered into a facility agreement with certain lenders for up to $25.0 million in five tranches of $5.0 million per tranche (the “Facility Agreement”). We received proceeds from the first tranche in fiscal year 2020. During October 2021, we amended the Facility agreement to offer the lenders the ability to accept redemption of all amounts outstanding from the first tranche of $5.0 million and to terminate the Facility Agreement without penalty. The Facility Agreement was terminated on November 10, 2021.

In connection with the termination of the Facility Agreement, on November 8, 2021, the Company entered into a modification of the Facility Agreement for one lender to allow for repayment of $0.2 million on unchanged payment terms. The loan is unsecured with interest at 10% per year which is to be paid quarterly. The loan shall be repaid in installments commencing on June 15, 2023 with all outstanding amounts due on March 17, 2025.

On April 2, 2020, we entered an At-The-Market Equity Offering Sales Agreement with SunTrust Robinson Humphrey, Inc. and Oppenheimer & Co. (the “2020 ATM”). Under the 2020 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time and at various prices. If shares of our common stock are sold, there is a 3% fee paid to the sales agent. As of March 31, 2022, there were no remaining funds available under the 2020 ATM.

On February 4, 2022, we entered into a new At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co, Inc. (the “2022 ATM”). Under the 2022 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time and at various prices. If shares of our common stock are sold, there is a 3% fee paid to the sales agent. As of March 31, 2022, there was a balance of $50 million available under the 2022 ATM.

On May 14, 2020, we entered into a $40 million stock purchase agreement (the “New Stock Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which replaced the former $20 million purchase agreement with LPC, dated August 10, 2018. The New Stock Purchase Agreement provides for the issuance of up to $40 million of our common stock, which we may sell from time to time in our sole discretion, to LPC over a period of 36 months, subject to the conditions and limitations in the New Stock Purchase Agreement. As of March 31, 2022, there was a balance of approximately $18.1 million available under the New Stock Purchase Agreement.

Our ability to continue to operate beyond the fourth fiscal quarter of 2024 will be largely dependent upon the successful commercial launch of LungFit® PH, as well as obtaining partners in other parts of the world, and raising additional funds to finance our activities until we are generating cash flow from operations. Further, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our other product candidates.

There are numerous risks and uncertainties associated with the development of our NO delivery system and we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our future capital requirements will depend on many factors, including:

●	the effects of the COVID-19 pandemic on our business, the medical community and the global economy;
●	the progress and costs of our preclinical studies, clinical trials and other research and development activities;
●	the costs of commercializing the LungFit® system;
●	the scope, prioritization and number of our clinical trials and other research and development programs;
●	the costs and timing of obtaining certification or regulatory approval for our product candidates;
●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
●	the costs of, and timing for, strengthening our manufacturing agreements for production of sufficient clinical quantities of our product candidate;
●	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally;
●	the costs of acquiring or undertaking the development and commercialization efforts for additional, future therapeutic applications of our product candidate;
●	the magnitude of our general and administrative expenses; and
●	any cost that we may incur under current and future in-and out-licensing arrangements relating to our product candidate.

Cash Flows

Below is a summary of the statements of cash flows for the years ended March 31, 2022 and March 31, 2021.

(in thousands)	For The Year Ended March 31, 2022	For The Year Ended March 31, 2021

Net cash provided by (used in):
Operating activities	$(23,134)	$(19,639)
Investing activities	$(1,450)	$(890)
Financing activities	$79,450	$30,332
Effect of exchange rate changes	$96	$-
Net increase in cash, cash equivalents and restricted cash	$54,962	$9,803

Comparison between March 31, 2022 and March 31, 2021

For the year ended March 31, 2022, net cash used by operating activities was $23.1 million which was primarily due to our net loss of $44.1 million, which included non-cash stock based compensation of $7.8 million and an increase in liabilities for the recognition of contingent liabilities of $10.5 million and a contingent liability for a lawsuit of $2.5 million. For the year ended March 31, 2021, net cash used by operating activities was $19.6 million which was primarily due to our net loss of $22.9 million, an increase in grant receivable of $0.4 million, a net decrease in deferred revenue of $0.9 million, partially offset by non-cash stock based compensation of $4.9 million.

Investing Activities

For the year ended March 31, 2022, cash used in investing activities was $1.4 million which was from purchase of property and equipment. For the year ended March 31, 2021, cash used in investing activities was $0.9 million which was from the purchase of property and equipment.

Financing Activities

For the year ended March 31, 2022, net cash provided by financing activities was $79.5 million which was primarily from the issuance of common stock in connection with our New Stock Purchase Agreement and 2020 ATM ($11.1 million and $36.5 million, respectively), issuance of common stock in connection with the exercise of warrants and stock options ($6.0 million and $0.3 million, respectively), and proceeds from the sale of common stock of Beyond Cancer for $30.0 million less ($4.8) million from lenders in our retired loan facility. For the year ended March 31, 2021, net cash provided by financing activities of $30.3 million which was primarily from the net proceeds from New Stock Purchase Agreement ($11.6 million), net proceeds from the 2020 ATM ($11.9 million) and from the exercise from the issuance of common stock for warrants ($6.7 million).

The effect of exchange rates changes on entities using a functional currency other than US dollars was $96 thousand for the year ended March 31, 2022.

Contractual Obligations

The following tables sets forth our contractual obligations for the next five fiscal years and thereafter for the year ended March 31, 2022:

(in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Circassia settlement	$2,500	$3,500	$4,500	$-	$-	$-	$10,500
NitricGen payments	1,500	-	-	-	-	-	1,500
Rent	462	443	434	441	325	1,081	3,186
Long-term loan	-	-	80	120	-	-	200
Loan	927	-	-	-	-	-	927
Total	$5,389	$3,943	$5,014	$561	$325	$1,081	$16,313

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of foreign currency exchange rates.

Foreign Currency Exchange Risk

Our results of operations and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. Certain of our expenses are denominated in New Israeli Shekels (“NIS”), the Euro and the Australian Dollar. Our results of operations and cash flow are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We do not hedge our foreign currency exchange risk. In the future, we may enter into formal currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of our principal operating currencies. These measures, however, may not adequately protect us from significant changes in such fluctuations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that information required to be disclosed in this Annual Report and filed with the SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose information otherwise required to be set forth in our reports. Nevertheless, our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based on our evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective at such reasonable assurance level as of March 31, 2022.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2022.

(c) Attestation Report of Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm as we are not an accelerated filer or a large accelerated filer.

(d) Changes in Internal Controls over Financial Reporting

On April 1, 2021, management implemented an Enterprise Resource Planning (ERP) solution that allows for enhanced segregation of duties, workflows for invoice approvals and issuance of purchase orders. Management has continued to enhance functionality throughout the year and continues to add functionality (budget and spend analytics, banking integration and Material Resource Planning and inventory management). Management has also invested in a Customer Relationship Management (CRM) with an integrated contract management solution to enhance its control environment. An expense reporting solution was implemented in the third quarter of fiscal 2022. Nothing has been identified with regards to internal controls that occurred during the year ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth the name, age and position of each of our directors and executive officers and as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Steven A. Lisi	51	Chief Executive Officer and Chairman of the Board of Directors
Amir Avniel	48	President, Chief Operating Officer and Director
Douglas Q. Larson	52	Chief Financial Officer
Ron Bentsur	54	Director
Erick J. Lucera	55	Director
Yoori Lee	49	Director
Dr. William Forbes	60	Director
Robert F. Carey	63	Director

Steven A. Lisi, Chief Executive Officer and Chairman of the Board

Steven Lisi has served on our Board of Directors since January 13, 2017, and has served on the Board of Directors of BA Ltd., our wholly-owned subsidiary, since June 2016. Mr. Lisi has served as our Chief Executive Officer since June 14, 2017.

Mr. Lisi was previously Senior Vice President of Business and Corporate Development at Avadel Pharmaceuticals (AVDL) where he was instrumental in restructuring the company, raising over $125m and transforming it from a $100 million enterprise value to $1 billion in three years. Prior to his position at Avadel, Mr. Lisi spent 18 years investing in the global healthcare industry at Deerfield Management, Millennium Management and SAC Capital, amongst others. Mr. Lisi serves as Chairman of the Board of Beyond Cancer, a nitric oxide based immuno-oncology company targeting solid tumors. He received his master’s degree in International Business from Pepperdine University.

Our Board of Directors believes that Mr. Lisi’s experience and perspective as our Chief Executive Officer, as well as his depth of operating and senior management experience and specific skills in the areas of general operations and financial operations, provide him with the qualifications and skills to serve as a director.

Amir Avniel, President, Chief Business Officer and Director

Amir Avniel has served on BA Ltd.’s Board since 2011 and became BA Ltd.’s Chief Executive Officer in August 2014. He has served on our Board of Directors since January 2017 and served as our Chief Executive Officer from January 13, 2017 to June 14, 2017. He has more than fifteen years of management experience in the biotechnology industry. From 2013 through 2014, Mr. Avniel served as Strategy and Business Development of A.B. Seeds, a wholly owned subsidiary of Monsanto Company. Mr. Avniel served as the Chief Executive Officer of Rosetta Green Ltd. from 2010 through 2013 and led Rosetta Green in its acquisition by Monsanto. He also served as the president and the Chief Executive Officer of Rosetta Genomics from 2006 to 2009, and Mr. Avniel is a named inventor in over 20 patent applications. Mr. Avniel serves on the Board of Beyond Cancer Ltd. He studied computer science at the Academic College of Tel Aviv - Jaffa Israel and earned a Bachelor’s degree in Social Sciences and Humanities - from Open University in Israel. Prior to his academic studies, he served as an officer in the Israel Defense Force, where he was awarded four commendations for excellence.

Our Board of Directors believes that Mr. Avniel’s experience and perspective as our President and Chief Operating Officer, as well as his depth of operating and senior management experience in the biotechnology industry, provide him with the qualifications and skills to serve as a director.

Douglas Larson, Chief Financial Officer

Douglas Larson joined Beyond Air as its Chief Financial Officer on September 1, 2021 with over 20 years of international and operational financial leadership experience. Most recently, he served as an independent consultant providing operational and financial consulting services from February 2021 to August 2021. Prior to that, Mr. Larson served as Vice President, Finance and Head of Global Controlling at DBV Technologies, Inc. (Nasdaq: DBVT), a global clinical stage biopharmaceutical company headquartered in France, from June 2017 to September 2020. Previously, Mr. Larson served as the Chief Financial Officer of The Scotts Miracle-Gro Company’s International division, based in Lyon, France from January 2001 to May 2015. Mr. Larson graduated from the Certified General Accountant’s Association of Canada in 2001 and HEC Paris’ Executive MBA program in 2015.

Ron Bentsur, Director

Ron Bentsur joined BA Ltd. in August 2015 and serves as a director. Mr. Bentsur has 20 years of senior leadership experience in the biotechnology industry. He currently serves as Chairman, CEO and President of Nuvectis Pharma (Nasdaq: NVCT). He served as CEO of UroGen Pharma, Inc. (NASDAQ: URGN) from 2015 until 2019, and as CEO of Keryx Biopharmaceuticals, Inc. (acquired by Akebia Therapeutics) from 2009 until 2015. At UroGen and Keryx, Mr. Bentsur led the clinical development, regulatory approvals and the commercial infrastructure buildouts for the US commercial launches of Jelmyto and Auryxia, respectively. Mr. Bentsur also led the establishment of a successful worldwide partnership for an earlier-stage program at UroGen and an ex-US development partnership for Auryxia at Keryx. Mr. Bentsur served as CEO of XTL Biopharmaceuticals, Inc. (NASDAQ: XTLB) from 2006 until 2009 and as Investor Relations and CFO of Keryx from October 2000 until January 2006. Mr. Bentsur worked as an investment banker in NYC and Tel Aviv, Israel, from 1994 until 2000. Mr. Bentsur served as a member of the Board of Directors of Stemline Therapeutics, Inc. from 2009 through the approval and launch of Elzonris and the subsequent acquisition of the company by the Menarini Group in June 2020. Mr. Bentsur holds a B.A. in Economics and Business Administration with distinction from the Hebrew University of Jerusalem and an M.B.A., magna cum laude, from New York University’s Stern Graduate School of Business. Mr. Bentsur also serves as Director of Stemline Therapeutics, Inc.

Our Board of Directors believes that Mr. Bentsur’s experience and perspective advising the Company and other life sciences companies, as well as his depth of operating and senior management experience in the biopharma industry, provide him with the qualifications and skills to serve as a director.

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

Our Board of Directors believes that Ms. Lee’s experience and perspective advising the Company as well as her experience with Leerink Partners LLC and MEDACorp. provide her with the qualifications and skills to serve as a director.

Dr. William Forbes, Director

Dr. William Forbes joined Beyond Air’s board of Director in August 2018. He brings to the Board of Directors more than 30 years of pharmaceutical product development experience and, working with health authorities in the US and Europe, has contributed to numerous marketing approvals spanning a diverse range of therapeutic areas. Dr. Forbes currently serves as the Chief Development Officer of Trevi Therapeutics, a clinical-stage pharmaceutical company focused on serious neurologically mediated diseases. Prior to joining Trevi, Dr. Forbes was at Salix Pharmaceuticals as the Chief Development Officer and also Head of Medical and R&D. Prior to Salix, Dr. Forbes spent 15 years in Clinical Development & Regulatory Affairs and Clinical Research at a number of global pharmaceutical companies.

Our Board of Directors believes that Dr. Forbes’ experience and perspective advising the Company, as well as his depth of operating and senior management experience in our industry, provide him with the qualifications and skills to serve as a director.

Robert F. Carey, Director

Robert Carey joined Beyond Air’s Board of Directors in February 2019. He has an extensive track record of accomplishment within the biopharmaceutical and healthcare investment banking industry. He has assisted biotech and specialty pharma companies raise more than $10 billion in initial public offerings, follow-on offerings, debt offerings, and private placements. He has served as a financial advisor on mergers, acquisitions, and strategic alliance transactions with a total deal value of more than $10 billion. In 2020, Mr. Carey co-founded and served as President and Chief Operating Officer of ACELYRIN, INC., a biopharmaceutical company that will invest in, develop and commercialize life-changing drug therapies. Mr. Carey previously served as Executive Vice President and Chief Business Officer at Horizon Therapeutics plc from March 2014 to September 2019, during which Horizon Therapeutics deployed in excess of $3.5 billion to acquire or license eight commercial products and three products in development and grew net sales from $74 million in 2013 to approximately $1.2 billion in 2018, a compound annual growth rate of 75%. Before Horizon, he spent more than 11 years as Managing Director and Head of the Life Sciences Investment Banking Group at JMP Securities. Mr. Carey was also Managing Director in the healthcare groups at Dresdner Kleinwort Wasserstein and Vector Securities. He received his B.B.A. in Accounting from the University of Notre Dame. Mr. Carey currently serves on the Board of Beyond Cancer Ltd., Sangamo Therapeutics, Inc. and Hawthorne Race Course, Inc.

Our Board of Directors believes that Mr. Carey’s experience and perspective advising the Company and other life sciences companies in connections with financings and strategic transactions, as well as his depth of operating and senior management experience in our industry, provide him with the qualifications and skills to serve as a director.

Erick J. Lucera, Director

Erick J. Lucera joined our Board of Directors in August 2017 and serves on our audit committee. He was appointed Chief Financial Officer for AVEO Oncology (Nasdaq: AVEO), a Nasdaq traded biopharmaceutical company focused on targeted medicines for oncology and other unmet medical needs in 2020. Mr. Lucera was the Chief Financial Officer of Valeritas Holdings, Inc., a U.S. Nasdaq traded commercial stage company developing new technology for diabetes, from 2016 to 2019. Mr. Lucera served as Chief Financial Officer, Treasurer and Secretary of Viventia Bio from 2015 to 2016. From 2012 to 2015, he was Vice President, Corporate Development at Aratana Therapeutics, a veterinary biopharmaceutical company. While at Aratana, he helped grow the company’s product pipeline through a series of acquisitions and in licensing transactions financed through five public and private offerings of nearly $250 million. Before his career as a healthcare company executive, Mr. Lucera spent over 15 years in investment management as a healthcare analyst at Eaton Vance, the portfolio manager of the Triathlon Life Sciences Fund at Intrepid Capital and as head of the healthcare research team at Independence Investments. He has served on the board of directors of Bone Biologics, a Nasdaq traded orthobiologics company, since October 2021. He holds a Certificate in Public Health from Harvard University, an MS in quantitative finance from Boston College, an MBA from Indiana University Bloomington, and a BS in accounting from the University of Delaware. Mr. Lucera has obtained CFA, CMA, and CPA designations.

Our Board of Directors believes that Mr. Lucera’s experience and perspective advising the Company and other life sciences companies on strategic transactions and financings, as well as his depth of operating and senior management experience in our industry, provide him with the qualifications and skills to serve as a director.

Term of Office of Directors

Our directors are elected at each annual meeting of stockholders for a term of one year. Each director shall serve until his or her successor is duly elected and qualified or until his earlier death, resignation or removal.

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

Board Committees

Our Board of Directors has established three standing committees: the audit committee, the compensation committee and the nominating committee. The current members of our audit committee are Erick Lucera, Ron Bentsur and Robert F. Carey with Erick Lucera serving as chairperson. The current members of our compensation committee are Yoori Lee, Erick J. Lucera, and Ron Bentsur with Yoori Lee serving as chairperson. The current members of our nominating committee are Erick Lucera, Yoori Lee and Dr. William Forbes, with Erick Lucera serving as chairperson.

Our Board of Directors has determined that Erick Lucera, Ron Bentsur and Robert F. Carey meet the additional test for independence for audit committee members imposed by Securities and Exchange Commission (“SEC”) regulations and Section 5605(c)(2)(A) of the Nasdaq Stock Market listing rules and that Erick J. Lucera, Yoori Lee and Ron Bentsur meet the additional test for independence for compensation committee members imposed by Section 5605(d)(2)(A) of the Nasdaq Stock Market listing rules.

Audit Committee

The primary purpose of our audit committee is to assist the Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. Our audit committee met four times during the year ended March 31, 2022. The functions of our audit committee include, among other things:

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

With respect to reviewing and approving related-party transactions, our audit committee will review related-party transactions for potential conflicts of interests or other improprieties. Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120 thousand or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and Board of Directors membership. Our audit committee could approve a related-party transaction if it determines that the transaction is in our best interests. Our directors are required to disclose to this committee or the full Board of Directors any potential conflict of interest, or personal interest in a transaction that our Board of Directors is considering. Our executive officers are required to disclose any related-party transaction to the audit committee. We also poll our directors on an annual basis with respect to related-party transactions and their service as an officer or director of other entities. Any director involved in a related-party transaction that is being reviewed or approved must recuse himself or herself from participation in any related deliberation or decision. Whenever possible, the transaction should be approved in advance and if not approved in advance, must be submitted for ratification as promptly as practical.

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

Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Compensation Committee

The primary purpose of our compensation committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. Our compensation committee met one time during the year ended March 31, 2022. The functions of our compensation committee include, among other things:

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

The compensation committee reviews our compensation policies and practices for all employees, including our named executive officers, as they relate to risk management practices and risk-taking incentives to assess and determine that there are no risks arising from these policies and practices that are reasonably likely to have a material adverse effect on us.

Nominating committee

The primary purpose of our nominating committee is to assist our Board of Directors in promoting the best interest of our company and our stockholders through the implementation of sound corporate governance principles and practices. Our nominating committee met one time during the year ended March 31, 2022. The functions of our nominating committee include, among other things:

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

Director Candidates

Our Board of Directors has a critical role in guiding our strategic direction and overseeing the management of our business, and accordingly, we seek to attract and retain highly qualified directors who have sufficient time to engage in the activities of our Board of Directors and to understand and enhance their knowledge of our industry and business plans. In evaluating the suitability of individual candidates, our Board of Directors, in approving (and, in the case of vacancies, appointing) such candidates, may take into account many factors, including: personal and professional integrity; ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company; strong finance experience; experience relevant to our industry; experience as a board member or executive officer of another publicly held company; relevant academic expertise or other proficiency in an area of our operations; diversity of expertise and experience in substantive matters pertaining to our business relative to other board members; diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience; practical and mature business judgment, including, but not limited to, the ability to make independent analytical inquiries; and any other relevant qualifications, attributes or skills. The core competencies of directors should address accounting or finance experience, market familiarity, business or management experience, industry knowledge, customer-base experience or perspective, crisis response, leadership, and/or strategic planning. Our Board of Directors evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Diversity

The table below provides certain highlights of the composition of our Board members. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f)(1).

Board Diversity Matrix (as of June 28, 2022)
Total Number of Directors	7
	Male	Female	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	-	-	-	7
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian (other than South Asian)	-	-	-	-
South Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	-	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-
Persons with Disabilities	-
Did Not Disclose Demographic Background	7

Stockholder Communications

Although we do not have a formal policy regarding stockholder communications with our Board of Directors, stockholders may communicate with our Board of Directors, or any individual director on our Board of Directors, by writing to us at the address of our principal executive offices, addressing the communication to the attention of our Chief Executive Officer, and specifying the Board of Directors or, if applicable, the individual member thereof as the intended recipient of the communication. Our Corporate Secretary will forward to the directors all communications that, in his judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the stockholders, to the functioning of the Board of Directors or to the affairs of our Company. Any correspondence received that is addressed generically to the Board of Directors will be forwarded to the Chairman of the Board of Directors.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees. We have made our Code of Ethics available on our website at www.beyondair.net under “Investors—Governance—Governance Documents”. We expect that any future amendments to our Code of Business Conduct and Ethics or any waiver of its requirements, will be disclosed on our website.

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

SEC regulations require us to identify in this Annual Report anyone who filed a required report late during the most recent fiscal year. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended March 31, 2022, all of our officers, directors and greater than 10% beneficial owners have complied with Section 16(a) filing requirements on a timely basis, other than as set forth below:

Filer	Number of Late Reports	Number of Transactions not Reported Timely
Robert Carey	Two Form 4s and one Form 5	Three
Steven Lisi	One Form 4	One

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

Summary Compensation Table

The following table provides information regarding the compensation earned by our named executive officers for the years ended March 31, 2022 and March 31, 2021.

Name and Principal Position	Year	Salary Cost	Restricted Stock Awards (A)(C)	Option Awards (B)(C)	Total

Steven A. Lisi.	2022	$450,000	$2,000,800	$6,942,000	$9,392,800
Chief Executive Officer and Chairman of the Board	2021	$450,000	$-	$1,088,000	$1,538,000

Amir Avniel	2022	$400,000	$1,000,400	$2,921,000	$4,321,400
President, Chief Operating Officer and Director	2021	$400,000	$-	$544,000	$944,000

Douglas Larson	2022	$160,417	$103,050	$755,800	$1,019,267
Chief Financial Officer

Douglas Beck, CPA (D)	2022	$291,667	$25,975	$-	$317,642
Previous Chief Financial Officer	2021	$250,000	$-	$136,000	$386,000

(A)	The fair market value of the restricted stock units for stock-based expense is equal to the closing price of the Company’s stock at the date of grant based upon the total award. The restricted stock units vest over five years.

(B)	This column represents the grant date fair value of the award in accordance with stock-based compensation rules under Accounting Standards Codification “(ASC”) Topic 718. For a more detailed discussion of the valuation model and assumptions used to calculate the fair value of each restricted stock award and option award, refer to Note 5.

(C)	The respective agreements include a change of control provision that would automatically vest any unvested restricted stock units or unvested stock options if triggered.
(D)	Salary cost includes 6 months of severance per Mr. Beck’s employment agreement plus $62,500 paid to Mr. Beck for consulting services.

Employment Agreements with Executive Officers

Our employment agreements with our executive officers contain provisions standard for a company in our industry regarding non-competition, confidentiality of information and assignment of inventions.

Employment Agreement with Steven Lisi

On June 30, 2018, we entered into an employment agreement with Mr. Lisi to serve as our Chief Executive Officer with an annual salary of $450 thousand, subject to review of the compensation committee at least annually. In addition to his base salary, Mr. Lisi is eligible to receive a short-term incentive bonus equal to a percentage of his base salary in effect at the end of the fiscal year, based partially on performance weighted bonus objectives established for Mr. Lisi by the Board of Directors (which includes both corporate objectives and individual objectives) for the fiscal year, with such objectives to be discussed with Mr. Lisi prior to being established, and partially based on the discretion of the Board of Directors. The target bonus percentage each fiscal year is an amount equal to 60% of Mr. Lisi’s base salary in effect at the end of each fiscal year. However, the actual short-term incentive bonus as determined by the Board of Directors may range from 0% to higher than 100% of the base salary. Any short-term incentive bonus shall be paid on or before April 15 of the following year and may include cash, stock options and restricted stock awards. If paid in stock options or restricted stock awards, the short-term incentive bonus must be paid separately from, and independently of, any long-term equity incentive award. Pursuant to the employment agreement, Mr. Lisi is also eligible to receive awards of stock options or restricted stock grants as may be determined from time to time by the Board of Directors or the compensation committee of the Board of Directors. Pursuant to the terms and conditions of employment, Mr. Lisi received options to purchase 400,000 shares of our common stock at an exercise price of $4.25 per share. 25% of the options vested on June 30, 2018 and thereafter an additional 25% vested on December 31, 2018 and December 31st of each of the two ensuing years thereafter until the options vested in full. The options expire on the tenth anniversary of the date of grant and were fully vested as of March 31, 2022.

In the event of Mr. Lisi’s termination without “cause” or his resignation for “good reason”, as such terms are defined in his employment agreement, Mr. Lisi, subject to his execution and non-revocation of a release of claims and compliance with the restrictive covenants set forth in his employment agreement, will be entitled to (i) severance equal to twenty-four months of base salary, payable in a lump sum, (ii) a lump sum payment equal to 1.5 times that of the most recent earned short-term incentive award, (iii) all outstanding options and restricted common stock awards held by Mr. Lisi would automatically vest and (iv) provided Mr. Lisi timely elects to continue health care coverage under the Consolidated Omnibus Reconciliation Act of 1985 (“COBRA”), continued participation by Mr. Lisi and his eligible dependents in our standard group medical and dental plans until the earlier of (a) the end of the 18th month following Mr. Lisi’s termination and (b) the date Mr. Lisi secures subsequent employment with medical and dental coverage.

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

Employment Agreement with Amir Avniel

On June 30, 2018, we entered into an employment agreement with Mr. Avniel to serve as our President and Chief Operating Officer with an annual salary of $400 thousand, subject to review of the compensation committee at least annually. In addition to his base salary, Mr. Avniel is eligible to receive a short-term incentive bonus equal to a percentage of his base salary in effect at the end of the fiscal year, based partially on performance weighted bonus objectives established for Mr. Avniel by the Board of Directors (which includes both corporate objectives and individual objectives) for the fiscal year, with such objectives to be discussed with Mr. Avniel prior to being established, and partially based on the discretion of the Board of Directors. The target bonus percentage each fiscal year is an amount equal to 60% of Mr. Avniel’s base salary in effect at the end of each fiscal year. However, the actual short-term incentive bonus as determined by the Board of Directors may range from 0% to higher than 100% of the base salary. Any short-term incentive bonus shall be paid on or before April 15 of the following year and may include cash, stock options and restricted stock awards. If paid in stock options or restricted stock awards, the short-term incentive bonus must be paid separately from, and independently of, any long-term equity incentive award. Pursuant to the employment agreement, Mr. Avniel is also eligible to receive awards of stock options or restricted stock grants as may be determined from time to time by the Board of Directors or the compensation committee of the Board of Directors. Pursuant to the terms and conditions of employment, Mr. Avniel received options to purchase 250,000 shares of our common stock at an exercise price of $4.25 per share. 25% of the options vested on June 30, 2018 and thereafter an additional 25% vested on December 31, 2018 and December 31st of each of the two ensuing years thereafter until the options vested in full. The options expire on the tenth anniversary of the date of grant and the options were fully vested as of March 31, 2022.

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

Employment Agreement with Douglas Larson

Pursuant to the terms of an employment agreement between the Company and Mr. Larson dated August 20, 2021. Mr. Larson will be paid an annual salary of $275 thousand per year. In connection with the commencement of his employment, we issued Mr. Larson options to purchase 75,000 shares of common stock at an exercise price of $10.68 per share. The options vest over four years at 25% per year and were 0% vested as of March 31, 2022. Pursuant to Mr. Larson’s employment agreement, in the event of his termination of employment without “cause” or resignation for “good reason,” as such terms are defined in his employment agreement, subject to Mr. Larson’s execution of a release, Mr. Larson will be entitled to receive (i) his base salary for a period of six months, payable in accordance with the Company’s regular payroll practices, with an accelerated payment of any balance upon the occurrence of a “change in control,” as such term is defined in his employment agreement, provided that if such termination of employment occurs within three months before or within 12 months after the occurrence of a change in control, the severance payable to Mr. Larson will be increased to an amount equal to Mr. Larson’s base salary for a period of 18 months and be payable in a single lump sum payment; and (ii) payment or reimbursement (upon presentation of proof of payment) of Mr. Larson’s medical insurance premiums at the same level as was in effect on the termination date for a period of six months, which period will increase to 18 months if such termination of employment occurs within three months before or within 12 months after the occurrence of a change in control.

Mr. Larson’s employment agreement contains restrictive covenants relating to non-disclosure of confidential information, assignment of inventions, and non-solicitation and non-competition covenants that run for a period of 12 months following his termination of employment for any reason.

Option Awards Granted During the Year Ended March 31, 2022

On September 1, 2021, Mr. Larson was granted options to purchase 75,000 shares of our common stock, with an exercise price of $10.68, in connection with the commencement of his employment. The options vest annually over 4 years, with the first tranche vesting on September 1, 2022.

On October 5, 2021, Messrs. Lisi and Avniel were granted restricted stock units to receive 100,000 and 50,000 shares of our common stock, respectively. The restricted stock units vest annually over five years commencing on December 23, 2021.

On January 4, 2022, Messrs. Lisi, Avniel and Larson were granted options to purchase 625,000, 250,000 and 6,000 shares of the common stock of Beyond Cancer, respectively, with an exercise price of $2.76 per share, which was determined independently in compliance with Internal Revenue Service Code Section 409A, and the stock compensation expense in compliance with ASC 718, issued by the Financial Accounting Standards Board (“FASB”). The options vest annually over four years commencing on December 31, 2022.

On March 3, 2022, Messrs. Lisi, Avniel and Larson were granted options to purchase 280,000, 140,000 and 20,000 shares of our common stock, respectively, with an exercise price of $6.87 per share, which was equal to the closing price of our common stock on the date of grant. The options vest annually over four years commencing on December 31, 2022.

On March 3, 2022, Messrs. Lisi, Avniel and Larson were granted restricted stock units to receive 140,000, 70,000 and 15,000 shares of our common stock, respectively. The restricted stock units vest annually over five years commencing on December 15, 2022.

Outstanding Equity Awards as of March 31, 2022

	Equity awards
Name	Date of Grant	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (7)
Steven A. Lisi	08/31/2018	400,000	(1)	-	-	4.25	08/13/2029	-	-
	03/31/2019	187,500	(2)	62,500	-	4.80	03/31/2029	-	417,500
	03/11/2020	35,000	(2)	35,000	-	5.32	03/11/2030	-	233,800
	03/04/2021	50,000	(2)	150,000	-	5.45	03/04/2031	-	1,002,000
	01/04/2022	-	(8)	625,000	-	2.76	01/04/2032	-	6,250,000
	03/03/2022	-	(2)	280,000	-	6.87	03/03/2032	-	1,870,400
	12/31/2018	-	(4)	-	-	-	-	35,200	235,136
	01/01/2019	-	(4)	-	-	-	-	4,800	32,064
	12/31/2019	-	(4)	-	-	-	-	62,700	418,836
	01/04/2020	-	(4)	-	-	-	-	9,300	62,124
	10/05/2021	-	(5)	-	-	-	-	80,000	534,400
	03/03/2022	-	(5)	-	-	-	-	140,000	935,200
Amir Avniel	02/20/2017	100,000	(3)	-	-	4.25	02/20/2027	-	-
	08/31/2018	250,000	(1)	-	-	4.25	08/13/2029	-	-
	03/31/2019	105,000	(2)	35,000	-	4.80	03/31/2029	-	233,800
	03/11/2020	20,000	(2)	20,000	-	5.32	03/11/2030	-	133,600
	03/04/2021	25,000	(2)	75,000	-	5.45	03/04/2031	-	501,000
	01/04/2022	-	(8)	250,000	-	2.76	01/04/2032	-	2,500,000
	03/03/2022	-	(2)	140,000	-	6.87	03/03/2032	-	935,200
	12/31/2018	-	(4)	-	-	-	-	18,000	120,240
	01/01/2019	-	(4)	-	-	-	-	4,800	32,064
	12/31/2019	-	(4)	-	-	-	-	30,300	202,404
	01/04/2020	-	(4)	-	-	-	-	8,700	58,116
	10/05/2021	-	(5)	-	-	-	-	40,000	267,200
	03/03/2022	-	(5)	-	-	-	-	70,000	467,600
Douglas
Larson	09/01/2021	-	(6)	75,000	-	10.68	09/01/2031	-	501,000
	01/04/2022	-	(8)	6,000	-	2.76	01/04/2032	-	60,000
	03/03/2022	-	(2)	20,000	-	6.87	03/03/2032	-	133,600
	03/03/2022	-	(5)	-	-	-	-	15,000	100,200
Douglas Beck, CPA	11/01/2018	69,063	(9)	-	-	4.25	11/01/2028	-	-
	03/31/2019	11,250	(9)	-	-	4.80	03/31/2029	-	-
	03/11/2020	10,000	(9)	-	-	5.32	03/11/2030	-	-
	03/04/2021	6,250	(9)	-	-	5.45	03/04/2031	-	-

(1)	25% options vests immediately, 25% vests December 31, 2018, 25% vests each following December 31.

(2)	25% options vests in December of the year of grant, 25% vests each following December.

(3)	Options vested over three years equally on a quarterly basis.

(4)	Restricted stock units vest 20% per year at the date of grant.

(5)	Restricted stock units vest 20% per year, with the first tranche vesting in December in the year of grant.

(6)	25% options vests on the anniversary date of the grant, 25% each following year on the anniversary date.

(7)	Market value was calculated based upon the stock price at the last trading day of the fiscal year ended March 31, 2022 ($6.68).

(8)	Stock options for common stock in Beyond Cancer, market value is based on most recent financing.

(9)	Stock options vested through severance period, exercisable through February 28, 2023.

Director Compensation

Persons serving as both an Officer and a Director of the Company are only included in the Summary Compensation Table above for the year ended March 31, 2022.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1) (2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Dr. William Forbes	-	-	154,500	-	-	-	154,500
Ron Bentsur	-	-	154,500	-	-	-	154,500
Erick J. Lucera	-	-	154,500	-	-	-	154,500
Yoori Lee	-	-	154,500	-	-	-	154,500
Robert F. Carey	-	-	257,500	-	-	-	257,500

(1)	During the year ended March 31, 2022, each director on the Board of Directors received options to purchase 30,000 shares of Beyond Air’s common stock and each option expires in ten years from the date of grant. Mr. Carey also serves on the Board of Directors of Beyond Cancer and received options to purchase 50,000 shares of Beyond Cancer’s common stock. Compensation expense was based upon the grant date fair value of the award in accordance with stock-based compensation rules under ASC Topic 718. As of March 31, 2022, the aggregate number of options to purchase Beyond Air’s common stock held by each director on the Board of Directors was as follows: (i) 133,000 by Dr. Forbes; (ii) 104,000 by Mr. Bentsur; (iii) 125,000 by Mr. Lucera; (iv) 120,000 by Ms. Lee; and (v) 106,000 by Mr. Carey. As of March 31, 2022, Mr. Carey additionally held an aggregate of 50,000 options to purchase Beyond Cancer’s common stock.

(2)	The respective agreements include a change of control provision that would automatically vest any unvested stock options if triggered.

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

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. Percentage computations are based on 29,886,173 shares of our common stock outstanding as of March 31, 2022.

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

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Outstanding Shares % (2)
5% Owners
Charles Mosseri Marlio	2,312,627	(3)	7.7
Executive Officers and Directors
Steven A. Lisi	1,825,945	(4)	6.0
Amir Avniel	863,527	(5)	2.8
Ron Bentsur	219,186	(6)	*
Dr. William Forbes	48,355	(7)	*
Robert F. Carey	605,573	(8)	1.8
Erick Lucera	61,092	(9)	*
Yoori Lee	64,539	(10)	*
Douglas Larson	500		*
Executive Officers and Directors as a Group (Eight persons)	3,688,717		11.6

*	Less than one percent (1.0%).

(1)	The address of these persons, unless otherwise noted, is c/o Beyond Air, Inc., 900 Stewart Avenue, Suite 301 Garden City, New York, 11530.

(2)	Shares of common stock beneficially owned and, except as limited by the Ownership Cap, the respective percentages of beneficial ownership of common stock includes for each person or entity shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person or entity that are currently exercisable or will become exercisable or convertible within 60 days following June 15, 2022. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.

(3)	Based, in part, on information provided on Schedule 13G/A filed with the SEC on February 9, 2022. Includes 108,816 shares of common stock issuable upon exercise of the warrants issued to Mr. Mosseri Marlio in connection with Facility Agreement in March 2020.

(4)	Includes 672,500 vested options to purchase shares of common stock.

(5)	Includes 500,000 vested options to purchase common stock and 32,666 shares of common stock held by Dandelion Investments Ltd., over which Mr. Avniel has sole voting and dispositive power.

(6)	Includes 36,750 vested options to purchase shares of common stock.

(7)	Includes 43,500 vested options to purchase shares of common stock.

(8)	Includes 38,250 vested options to purchase shares of common stock.

(9)	Includes 58,750 vested options to purchase shares of common stock.

(10)	Includes 55,000 vested options to purchase shares of common stock.

Equity Compensation Plan Information

We maintain the Third Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”). The 2013 BA Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance share awards, and other stock-based awards (collectively, the “stock awards”). Stock awards may be granted under the 2013 BA Plan to our employees, directors and consultants, other than incentive stock options which may only be granted to employees of the Company. The maximum number of shares of common stock available for issuance under the 2013 BA Plan is 7,600,000 shares.

The 2013 BA Plan is scheduled to terminate on August 13, 2028. No stock awards shall be granted pursuant to the 2013 BA Plan after such date, but Awards theretofore granted may extend beyond that date. The Board may suspend or terminate the Plan at any earlier date pursuant to the 2013 BA Plan. No stock awards may be granted under the Plan while the Plan is suspended or after it is terminated.

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under the 2013 BA Plan as of March 31, 2022

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders (1)	4,171,750	$5.92	1,168,761	(3)
Equity compensation plans not approved by stockholders (2)	1,336,881	$4.62	-
Total	5,508,631	$5.60	1,168,761

(1) Represents shares of common stock reserved for future issuance upon exercise of outstanding stock options under the 2013 BA Plan that were approved by our stockholders.

(2) Represents shares of common stock issuable upon exercise of outstanding stock options under the 2013 BA Plan that were not approved by our stockholders including 75,000 options issued as an inducement award.

(3) Represents 418,761 shares of common stock reserved for future issuance under the 2013 BA Plan and 750,000 shares of common stock reserved for future issuance under the 2021 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120 thousand or 1% of the average of total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and Board of Directors membership. Our audit committee could approve a related-party transaction if it determines that the transaction is in our best interests. Our directors are required to disclose to this committee or the full Board of Directors any potential conflict of interest, or personal interest in a transaction that our Board of Directors is considering. Our executive officers are required to disclose any related-party transaction to the audit committee. We also poll our directors on an annual basis with respect to related-party transactions and their service as an officer or director of other entities. Any director involved in a related-party transaction that is being reviewed or approved must recuse himself or herself from participation in any related deliberation or decision. Whenever possible, the transaction should be approved in advance and if not approved in advance, must be submitted for ratification as promptly as practical.

Since April 1, 2020, there were no transactions to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements that are described in the “Executive Compensation” and “Director Compensation” sections of this Annual Report .

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2022 and March 31, 2021 for professional services rendered by Friedman LLP for the audit of our annual financial statements provided by Friedman LLP in connection with statutory and regulatory filings or engagements for this fiscal period were as follows:

	Year Ended March 31, 2022	Year Ended March 31, 2021

Audit Fees	$215,800	$150,600
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$215,800	$150,600

In the above table, “audit fees” are fees billed by our independent registered public accounting firm for services provided in auditing our annual financial statements for the subject year. Audit fees also include professional services performed for filing of our registration statement on Form S-3 for equity offerings, Form S-8 for shares of our common stock underlying our 2013 Equity Incentive Option Plan and for the resale of certain shares of our common stock and other filings. “Audit-related fees” are fees not included in audit fees that are billed by the independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit review of our financial statements. “Tax fees” are fees billed by the independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent registered public accounting firm for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The audit committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the audit committee before the respective services were rendered.

The Board of Directors has considered the nature and amount of fees billed by Friedman LLP and believes that the provision of services for activities unrelated to the audit, if any, is compatible with maintaining Friedman LLP’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

6.	Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

2. Finance Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of December 29, 2016, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 2.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 12, 2017, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 2.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

2.3	Merger Completion Certificate, dated as of December 29, 2016, by and among Red Maple Ltd. And Advance Inhalation (AIT) Ltd., filed as Exhibit 2.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., dated as of January 9, 2017, filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of AIT Therapeutics, Inc. filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of June 25, 2019, filed as Exhibit 3.3 to our Annual Report on Form 10-K filed with the SEC on June 28, 2019 and incorporated herein by reference.

3.4	Form of Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Beyond Air, Inc. (included in Appendix C to our Definitive Proxy Statement, as filed with the SEC on January 22, 2021 and incorporated herein by reference).

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2017 and incorporated herein by reference.

4.2	Form of Warrant to Purchase Common Stock, by and among Beyond Air, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed on March 20, 2020 and incorporated herein by reference

4.3	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on June 23, 2020 and incorporated herein by reference.

10.1	Amended and Restated Agreement for the Transfer and Assumption of Obligations Under the Securities Purchase and Registration Rights Agreements, dated as of January 12, 2017, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.2	Securities Purchase and Registration Rights Agreement, by and among Advanced Inhalation Therapies Ltd. And the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.3	License Agreement, dated as of November 1, 2011, by and between Advanced Inhalation Therapies Ltd. And The UBC, filed as Exhibit 10.10 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.4^	Non-Exclusive Patent License Agreement, dated as of October 22, 2013, by and between Advanced Inhalation Therapies Ltd. And SensorMedics Corporation, filed as Exhibit 10.9 to our Current Report on Form 8-K. as filed with the SEC on January 20, 2017 Registration Statement on Form S-1(File No. 333-216287), and incorporated herein by reference.

10.5	Option Agreement, dated as of August 31, 2015, by and between Advanced Inhalation Therapies Ltd. And Pulmonox Technologies Corporation, filed as Exhibit 10.13 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.6	Tenth Amendment to Option Agreement, dated as of December 31, 2016, by and between Advanced Inhalation Therapies Ltd. And Pulmonox Technologies Corporation, filed as Exhibit 10.14 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.7+	Executive Employment Agreement, dated as of June 30, 2018, by and between AIT Therapeutics Inc. and Steven Lisi, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2021 and incorporated herein by reference.

10.8+	Stock Purchase and Registration Rights Agreement, dated as of March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.9+	Stock Purchase and Registration Rights Agreement, dated as of March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.10+	Form of Subscription Agreement, dated as of March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.11	Securities Purchase Agreement, dated as of August 10, 2018, by and between AIT Therapeutics, Inc. and Lincoln Park Capital Fund, LLC., filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 13, 2018 and incorporated herein by reference.

10.12	Registration Rights Agreement, dated as of August 10, 2018, by and between AIT Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on August 13, 2018 and incorporated herein by reference.

10.13	Employment Agreement, dated as of August 20, 2021, by and between Beyond Air, Inc. and Douglas Larson, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 25, 2021 and incorporated herein by reference.

10.14	Form of Subscription Agreement, dated as of June 3, 2019, by and among AIT Therapeutics, Inc. and the Purchasers party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 7, 2019 and incorporated herein by reference.

10.15*	License, Development and Commercialization Agreement, dated January 23, 2019, by and between AIT Therapeutics, Inc. and Circassia Limited, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on February 14, 2019 and incorporated herein by reference.

10.16	Settlement Agreement and Release, dated May 26, 2021, by and between Beyond Air, Inc. and Circassia Limited, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2021 and incorporated herein by reference.

10.17	Form of Purchase Agreement, dated as of December 10, 2019, by and among Beyond Air, Inc. and the U.S. Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2019 and incorporated herein by reference.

10.18	Form of Purchase Agreement, dated as of December 10, 2019, by and among Beyond Air, Inc. and the Foreign Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2019 and incorporated herein by reference.

10.19	Facility Agreement, dated as of March 17, 2020, by and among Beyond Air Ireland Limited and the Original Lenders party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

10.20	At-The-Market Equity Offering Sales Agreement, dated as of April 2, 2020, by and among Beyond Air, Inc., SunTrust Robinson Humphrey, Inc. and Oppenheimer & Co., filed as Exhibit 1.1 to our Current Report on Form 8-K, as filed with the SEC on April 3, 2020 and incorporated herein by reference.

10.21	At-The-Market Equity Offering Sales Agreement, dated as of February 4, 2022, by and among Beyond Air, Inc., Truist Securities, Inc., and Oppenheimer & Co. Inc., filed as Exhibit 1.1 to our Current Report on Form 8-K, as filed with the SEC on February 4, 2022 and incorporated herein by reference.

10.22	Purchase Agreement, dated as of May 14, 2020, by and between Beyond Air, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 20, 2020 and incorporated herein by reference.

10.23	Registration Rights Agreement, dated as of May 14, 2020, by and between Beyond Air, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020 and incorporated herein by reference.

10.24*

Supply Agreement, dated as of August 6, 2020, by and between Beyond Air, Inc. and Spartronics Watertown, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 12, 2020 and incorporated herein by reference.

10.25*	Manufacture and Supply Agreement, dated as of July 30, 2020, by and between Beyond Air, Inc. and Medisize Ireland Limited, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 18, 2020 and incorporated herein by reference.

10.26+	Beyond Air, Inc. Fourth Amended and Restated 2013 Equity Incentive Plan (included in Appendix A to our Definitive Proxy Statement filed on January 21, 2022 and incorporated herein by reference).

10.27+	Beyond Air, Inc. 2021 Employee Stock Purchase Plan, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on March 9, 2021 and incorporated herein by reference.

21.1**	List of subsidiaries of Beyond Air, Inc.

23.1**	Consent of Friedman LLP

31.1***	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2***	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1***	Section 1350 Certification of Principal Executive Officer

32.2***	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensation plan arrangement

* Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the registrant has determined that the omitted information is not material and is the type that registrant treats as private or confidential.

** Filed herewith

*** Furnished herewith.

Item 16. Form 10-K Summary

Information with respect to this item is not required and has been omitted at the Company’s option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2022

BEYOND AIR, INC.

By:	/s/ Steven Lisi
Steven Lisi Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Lisi	Chairman and Chief Executive Officer	June 28, 2022
Steven Lisi	(Principal Executive Officer)

/s/ Douglas Larson	Chief Financial Officer (Principal Financial	June 28, 2022
Douglas Larson	Officer and Principal Accounting Officer)

/s/ Amir Avniel	Chief Operating Officer, President and Director	June 28, 2022
Amir Avniel

/s/ Erick Lucera	Director	June 28, 2022
Erick Lucera

/s/ Yoori Lee	Director	June 28, 2022
Yoori Lee

/s/ William Forbes	Director	June 28, 2022
William Forbes

/s/ Ron Bentsur	Director	June 28, 2022
Ron Bentsur

/s/ Robert Carey	Director	June 28, 2022
Robert Carey

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Beyond Air, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beyond Air, Inc. and Subsidiaries (the “Company”) as of March 31, 2022 and March 31, 2021, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and March 31, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Contracted Research & Development Cost Recognition:

As discussed in Note 2 to the financial statements, the Company records costs for clinical trial activities as costs are incurred through the balance sheet date for services performed by clinical research organizations, consultants and accredited facilities in connection with pre-clinical and clinical trials necessary for regulatory approval.

Auditing the recognition of such costs associated with contracted organizations is challenging due to the significant judgment required to determine the nature and level of services that have been received, including determining the progress to completion of specific tasks and activities conducted in relation to what has been invoiced and recorded.

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of the design and operating effectiveness of internal controls for pre-clinical and clinical cost recognition
●	Tested the completeness and accuracy of the underlying data used in the estimates including, but not limited to, the estimated costs per project milestone and duration
●	Assessed the reasonableness of the significant assumptions, corroborated the progress of the pre-clinical and clinical trials with the Company’s operations personnel and to information obtained by the Company directly from third parties, as well as to information in contracts or statements of work including costs for those activities and project duration
●	Examined subsequent invoicing received from such third parties

Contingency Loss Recognition

As discussed in Note 15 to the financial statements, the Company is party to claims associated with a financing from a prior year. Contingent liabilities are recorded in the financial statements when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. This determination requires significant judgment by management.

In assessing whether the Company should accrue a liability for such claims, management considers various factors, including the legal and factual circumstances of the claims and advisement from their outside legal counsel. The Company’s management determined an initial accrual was necessary for one such claim. Management does not believe the remaining amount of such claim is considered probable.

We identified these contingent liabilities and disclosures as a critical audit matter because evaluating the likelihood of potential outcomes involves significant judgment by management. Accordingly, it also required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the Company’s assertion that an additional loss is not probable as of March 31, 2022.

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of the Company’s process that addresses the risks of material misstatement relating to claims as well as the accounting treatment, based on the most recent facts and circumstances.
●	Obtained and evaluated analysis and confirmations from the Company’s internal and external legal counsel confirming the facts and circumstances of the claims along with follow up inquiries to understand the basis for the management’s conclusion.
●	Evaluated the accuracy and completeness of management’s disclosures in the consolidated financial statements by comparing the disclosures to management’s internal analysis of the claims, the information provided by the Company’s external legal counsel, and court rulings.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

East Hanover, New Jersey
June 28, 2022

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2022	March 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$80,242	$34,631
Restricted cash	9,988	637
Grant receivable	322	425
Other current assets and prepaid expenses	2,393	1,530
Total current assets	92,945	37,223
Licensed right to use technology	1,837	375
Right-of-use lease assets	2,216	1,861
Property and equipment, net	1,995	929
Other assets	207	138
TOTAL ASSETS	$99,199	$40,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,129	$1,325
Accrued expenses	8,374	1,805
Operating lease liability	281	113
Loan payable	927	557
Total current liabilities	10,712	3,800

Operating lease liability	2,079	1,789
Long-term loan, net	200	4,472
Other long-term liabilities	8,000	-
Total liabilities	20,990	10,061

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 29,866,173 and 21,828,244 shares issued and outstanding as of March 31, 2022 and 2021, respectively	3	2
Treasury stock	(25)	(25)
Additional paid-in capital	196,269	110,948
Accumulated deficit	(123,639)	(80,462)
Accumulated other comprehensive income	96	-
Total stockholders’ equity attributable to Beyond Air, Inc.	72,704	30,464
Non-Controlling Interests	5,505	-
Total equity	78,209	30,464
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,199	$40,525

The accompanying notes are an integral part of these consolidated financial statements

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands except share data)

	Year Ended March 31, 2022	Year Ended March 31, 2021

License revenue	$-	$873

Operating expenses
Research and development	(11,802)	(12,618)
General and administrative	(18,408)	(10,468)
Settlement expense contingent on FDA approval	(10,500)	-

Loss from Operations	(40,710)	(22,214)

Other income (expense)
Estimated liability for contingent loss	(2,435)	-
Dividend and interest income	4	17
Interest and finance expense	(775)	(642)
Foreign exchange loss	(144)	(37)
Total other loss	(3,350)	(661)

Net loss before income taxes	(44,060)	(22,875)

Benefit for income taxes	-	-

Net loss	$(44,060)	$(22,875)

Less: Net Loss attributed to non-controlling interests	(882)	-

Net loss attributed to Beyond Air, Inc.	$(43,177)	$(22,875)

Other Comprehensive (Loss) Income, net of tax:
Foreign currency translation gain	96	-

Comprehensive loss attributed to Beyond Air, Inc.	$(43,081)	$(22,875)

Net loss per share – basic and diluted	$(1.68)	$(1.27)

Weighted average number of shares of common stock outstanding – basic and diluted	25,668,230	18,005,226

The accompanying notes are an integral part of these consolidated financial statements

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED MARCH 31, 2021

(in thousands except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2020	16,056,360	$2	$(25)	$75,703	$(57,587)	$18,092
At The Market Equity Offering stock issuance of common stock, net	1,961,201	-	-	11,855	-	11,855
Issuance of common stock pursuant to a Purchase Agreement, net	1,975,511	-	-	11,583	-	11,583
Issuance of common stock upon the exercise of warrants	1,583,028	-	-	6,672	-	6,672
Issuance of common stock upon cashless excise of warrants	65,204	-	-	-	-	-
Issuance of common stock upon exercise of options	2,340	-	-	1	-	1
Issuance of common stock to investor relations firm	30,000	-	-	242	-	242
Vested restricted stock	154,600	-		-		-
Stock-based compensation	-	-	-	4,893	-	4,893
Net loss	-	-	-	-	(22,875)	(22,875)
Balance as of March 31, 2021	21,828,244	$2	$(25)	$110,948	$(80,462)	$30,464

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED MARCH 31, 2022

(in thousands except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2021	21,828,244	$2	$(25)	$110,948	$(80,462)	-	-	$30,464
At The Market Equity Offering stock issuance of common stock, net	4,053,424	-		36,489				36,489
Issuance of common stock pursuant to a Purchase Agreement, net	1,100,000	-		11,138				11,138
Issuance of common stock upon the exercise of warrants – for cash	1,630,002	-		251				251
Issuance of common stock upon excise of warrants – cashless	894,823	-		-				-
Issuance of common stock upon exercise of options – for cash	55,875	-		5,966				5,966
Issuance of common stock upon exercise of options – cashless	121,205	-		-				-
Vested restricted stock	202,600	-		-				-
Beyond Cancer issuance of stock				24,000			6,000	30,000
Net recovery of short swing profits	-	-		33				33
Stock-based compensation	-	-		7,444			387	7,831
Other comprehensive income						96		96
Net loss	-	-		-	(43,177)		(882)	(44,060)
Balance as of March 31, 2022	29,886,173	3	(25)	196,269	(123,639)	96	5,505	78,209

The accompanying notes are an integral part of these consolidated financial statements

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except share data)

	For The Year Ended March 31, 2022	For The Year Ended March 31, 2021
Cash flows from operating activities
Net loss	$(44,060)	$(22,875)
Adjustments to reconcile net loss used in provided by operating activities
Depreciation and amortization	314	211
Stock-based compensation	7,831	4,895
Operating lease expense	236	38
Amortization of licensed right to use technology	38	-
Gain on cancellation of operating lease	-	(2)
Foreign currency adjustment	144	37
Amortization of debt issuance cost and deferred financing fees	528	133
Changes in:
Grant receivable	103	(425)
Other current assets and prepaid expenses	(816)	(518)
Accounts payable	(327)	(968)
Current Accrued expenses	4,874	707
Long-term Accrued Liabilities	8,000	-
Deferred revenue	-	(873)
Net cash used in operating activities	(23,134)	(19,639)
Cash flows from investing activities
Security deposits made on rental properties	(69)	-
Purchase of property and equipment	(1,380)	(890)
Net cash used in investing activities	(1,450)	(890)
Cash flows from financing activities
Issuance of common stock in connection with a Purchase Agreement	11,138	11,583
Issuance of common stock in connection with At The Market Offering	36,489	11,855
Proceeds from the exercise of warrants	5,966	6,672
Proceeds from the exercise of stock options	251	1
Net proceeds from the sale of common stock of Beyond Cancer ($30.0m including $1.1m from related parties, less $4.8m from retired loan facility)	25,200
Proceeds from the net recovery of short-swing profits from related parties	33
Proceeds from loan	1,029	625
Payment of loan	(658)	(404)
Net cash provided by financing activities	79,450	30,332
Effect of exchange rate changes on cash and cash equivalents	96	-

Increase in cash, cash equivalents and restricted cash	54,962	9,803
Cash, cash equivalents and restricted cash at beginning of period	35,268	25,465
Cash, cash equivalents and restricted cash at end of period	$90,230	$35,268
Supplemental disclosure of non-cash financing and investing activities:
Right-of-use lease assets	$693	$1,777
Operating lease liability	$693	$1,777
Accelerated accretion of debt discount	$390	$-
Increase Licensed Right to use Technology from NitricGen agreement	$1,500
NitricGen accrued liability due to FDA approval	$1,500
Supplemental disclosure of cash flow items:
Interest paid	$340	$508
Income taxes paid	$68	$-

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

The Company is a commercial stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. The Company’s first device, LungFit® PH (“LungFit® PH”) received approval from the FDA, for persistent pulmonary hypertension of the newborn (“PPHN”), in June 2022. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. The Company believes that LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, the Company believes that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s current areas of focus with LungFit® are PPHN, community-acquired viral pneumonia (“CAVP”) including COVID-19 (previously acute viral pneumonia (“AVP”)), bronchiolitis (“BRO”) and nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). The Company’s current product candidates will be subject to premarket reviews and approvals by the U.S. Food and Drug Administration, (the “FDA”), CE certification through the conduct of a conformity assessment by a notified body in the EU, as well as comparable foreign regulatory authorities’ reviews or approvals in other countries or regions.

On November 4, 2021, Beyond Air reorganized its oncology business into a new and independently managed, private company called Beyond Cancer, Ltd (“Beyond Cancer”). Beyond Air’s preclinical oncology team and the exclusive right to the intellectual property portfolio utilizing ultra-high concentrated nitric oxide (“UNO”) for the treatment of solid tumors now reside with Beyond Cancer. The new subsidiary secured $30 million in private placement of common shares, including $4.8 million in conjunction with the retirement of long-term debt, providing investors with 20% equity ownership in Beyond Cancer. Beyond Air retained 80% ownership in Beyond Cancer (see Note 16).

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and the accounts of all of the Company’s subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. As the Company has both the power to direct activities of Beyond Cancer that most significantly impact Beyond Cancer’s economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations is reported as “non-controlling interest” on the Company’s consolidated balance sheets and as “net income (loss) attributable to non-controlling interest” in the Company’s consolidated statement of operations and comprehensive income (loss). All intercompany balances and transactions have been eliminated in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its significant estimates including accruals for expenses under consulting, licensing agreements, and clinical trials, stock-based compensation, contingency recognition and the determination of deferred tax attributes and the valuation allowance thereon.

Liquidity Risks and Uncertainties

The Company used cash in operating activities of $23.1 million for the year ended March 31, 2022, and has accumulated losses attributable to the stockholders of Beyond Air of $123.6 million. The Company had cash and cash equivalents of $80.2 million as of March 31, 2022. Based on management’s current business plan, the Company estimates that its cash and liquidity is sufficient to finance its operating requirements for at least one year from the date of filing these financial statements.

The Company’s future capital needs and the adequacy of its available funds will depend on many factors, including, but not necessarily limited to the success and costs of commercialization of the Company’s approved product and the actual cost and time necessary for current and anticipated preclinical studies, clinical trials and other actions needed to obtain certification or regulatory approval of the Company’s product candidates.

The Company’s access to capital and liquidity currently includes a $40 million stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) dated as of May 14, 2020 (the “New Stock Purchase Agreement”), of which approximately $18.1 million remains available as of March 31, 2022. The New Stock Purchase Agreement provides for issuances through May 2023 at the Company’s discretion (see Note 5).

The Company entered into an At-The-Market Offering Sales Agreement, dated February 4, 2022 for $50 million (see Note 5). $50 million funds are available under this agreement as of March 31, 2022.

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

Other Risks and Uncertainties

The Company is subject to risks common to development and early stage medical device companies including, but not limited to, new technological innovations, certifications or regulatory approval, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of approved products and the potential need to obtain additional financing. The Company is also dependent on third-party suppliers and, in some cases single-source suppliers.

The Company’s products require approval or clearance from the FDA prior to commencement of commercial sales in the United States. There can be no assurance that the Company’s products beyond LungFit® PH in the U.S. will receive all of the required approvals or clearances. Certifications, approvals or clearances are also required in foreign jurisdictions in which the Company may license or sell its products. If the Company is denied such certifications or approvals or clearances or such certifications, approvals or clearances are delayed, such denial or delay may have a material adverse impact on the Company’s results of operations, financial position and liquidity. Further, there can be no assurance that the Company’s product will be accepted in the marketplace, nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

The development of the Company’s product candidates or commercialization of its approved product could be further disrupted and adversely affected by a resurgence of the COVID-19 pandemic. The Company experienced significant delays in the supply chain for LungFit® due to the redundancy in parts and suppliers with ventilator manufacturing which has since been remedied. The Company continuously assesses the impact COVID-19 may have on the Company’s business plans and its ability to conduct the preclinical studies and clinical trials as well as on the Company’s reliance on third-party manufacturing and global supply chains. However, there can be no assurance that the Company will be able to avoid part or all of any impact from COVID-19 or its consequences if a resurgence occurs.

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

As of March 31, 2022 and March 31, 2021, restricted cash included approximately $2.6 million and $0.6 million designated for a contract manufacturer, respectively. This cash is expected to be used for materials and parts that require long lead times. As of March 31, 2022, restricted cash also included $7.4 million held as collateral to secure a supersedeas bond for an appeal of a lawsuit (see Note 15).

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents and restricted cash as shown on the Company’s consolidated statements of cash flows (in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$80,242	$34,631
Restricted cash	9,988	637
Total	$90,230	$35,268

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

Grant receivable

Under a collaboration arrangement with the Cystic Fibrosis Foundation (“CFF”), grant milestones are achieved subject to certain performance steps and requirements under a development program. Grant milestones are recorded as reimbursements against the applicable portion of the Company’s research and development expenses. Such reimbursements are reflected as a reduction of research and development expenses in the Company’s consolidated statements of operations and comprehensive income (loss), as the performance of research and development services for reimbursement is not considered to be an ongoing component or central to the Company’s operations. See Note 11.

Segment Reporting

Commencing with the creation of Beyond Cancer in November 2021 (see Note 16), the Company’s operations became classified into two segments, Beyond Air and Beyond Cancer. Each segment has its own Management team, Board of Directors, Corporate Officers and legal entities. As of March 31, 2022, Beyond Air, Ltd. Owns 80% of the common stock of Beyond Cancer. The segment reporting is based on the manner in which the Company’s CEO as chief operating decision maker assesses performance and allocates resources across the organization. The Beyond Air segment includes unallocated corporate expenses associated with the public company fees as well as all corporate related assets and liabilities.

The following table summarizes segment financial information by business segment for the year ended March 31, 2022:

(in thousands)	Beyond Air	Beyond Cancer (1)
Net loss for the period (2)	$(39,150)	$(4,910)
Operating activities included in Net loss:
Depreciation and amortization	312	2
Stock-based compensation expense	5,813	2,018

Cash and cash equivalents	$52,515	$27,727
All other Assets	18,674	283
Total Liabilities	(20,505)	(485)
Net Assets – Net Liabilities	$50,684	$27,525
Non-Controlling Interests	$-	$5,505

Cash used in Operations	$(20,975)	$(2,159)

(1)	Beyond Cancer began stand-alone operations in November 2021, see Note 16.
(2)	The Beyond Cancer segment includes $0.5 million of R&D expenses related to oncology incurred prior to the formation of Beyond Cancer. No prior year comparison is presented as the Beyond Cancer segment was not material.

Research and Development

Research and development expenses are charged to the statement of operations as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. As of March 31, 2022, the Company has not received any AU Tax Rebates.

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

In consolidating international subsidiaries, balance sheet currency effects are recorded as a component of accumulated other comprehensive income. The other current and non-current assets line within the Statement of Cash flows includes the impact of foreign currency translation. This equity account includes the results of translating certain balance sheet assets and liabilities at current exchange rates and some accounts at historical rates. For the year ended March 31, 2022, the we recorded a gain of $96 thousand in accumulated other comprehensive income.

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

Licensed Right to Use Technology

Licensed right to use technology that is considered platform technology with alternative future uses is recorded as an intangible asset and is amortized on a straight-line method over its estimated useful life, determined to be thirteen years (see Note 15).

The expected amortization expense for the next five years and thereafter is as follows for the year ended March 31 (in thousands):

2023	$208
2024	208
2025	208
2026	208
2027	208
Thereafter	798
Total	$1,837

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2022, the Company recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more-likely-than-not threshold.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of March 31, 2022, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

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

Recently Issued Accounting Standards Adopted

The Financial Accounting Standards Board (“FASB”) recently issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Recently Issued Accounting Standards, Not Yet Adopted

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, Financial Instruments – Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. We are currently assessing the impact of the adoption of this ASU on our financial statements.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2022	March 31, 2021

Clinical and medical equipment	$1,682	$1,074
Computer equipment	364	152
Furniture and fixtures	311	133
Leasehold improvements	404	22
	2,762	1,381
Accumulated depreciation and amortization	(767)	(453)
	$1,995	$929

Depreciation and amortization expense for the years ended March 31, 2022 and March 31, 2021 was $314 thousand and $173 thousand, respectively.

NOTE 5 STOCKHOLDERS’ EQUITY

On April 2, 2020, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the sales agreement. When shares of the Company’s common stock were sold, there was a 3% fee paid to the sales agent. For the twelve months ended March 31, 2022 and March 31, 2021, the Company received net proceeds of $36.5 million and $11.9 million from the sale of 4,053,424 and 1,961,201 shares of the Company’s common stock, respectively. As of March 31, 2022, there were no remaining funds available under the 2020 ATM.

On May 14, 2020, the Company entered into the Stock Purchase Agreement with LPC (the “New Stock Purchase Agreement”), which provides for the issuance of up to $40 million of its common stock which the Company may sell from time to time in its sole discretion to LPC over 36 months, provided that the closing price of the Company’s common stock is not below $0.25 per share and subject to certain other conditions and limitations set forth in the New Stock Purchase Agreement. For the twelve months ended March 31, 2022 and March 31, 2021, the Company received net proceeds of $11.1 million and $11.6 million from the sale of 1,100,000 and 1,975,511 shares of common stock, respectively. As of March 31, 2022, there was a balance of approximately $18.1 million available under the Stock Purchase Agreement.

On January 24, 2022, the Company filed a shelf registration statement on Form S-3 (the “Registration”) registering an indeterminate number of shares of common stock and preferred stock, such indeterminate principal amount of debt securities, such indeterminate number of warrants to purchase common stock, preferred stock and/or debt securities, and such indeterminate number of units as may be sold by the Company from time to time, which together shall have an aggregate initial offering price not to exceed $200 million. The Registration was declared effective by the SEC on February 1, 2022.

On February 4, 2022, the Company entered into a new At-The-Market Equity Offering Sales Agreement (the “2022 ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the 2022 ATM. If shares of the Company’s common stock are sold, there is a 3% fee paid to the sales agent. As of March 31, 2022, there were $50.0 million in funds available under the 2022 ATM.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the period ended March 31, 2022 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of March 31, 2020	646,800	4.99
Granted	62,000	5.81
Vested	(154,600)	5.02
Unvested as of March 31, 2021	554,200	5.07
Granted	615,000	8.37
Vested	(202,600)	6.32
Forfeited	(17,000)	5.23
Unvested as of March 31, 2022	949,600	$6.92

Stock Option Plans

The Company’s Third Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. The vesting terms of the options issued under the 2013 BA Plan are generally four years and expires in ten years from the grant date. The 2013 BA Plan has 7,600,000 shares authorized for issuance. On January 9, 2022, the Company’s Board of Directors approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 2,000,000, which was approved by the Company’s stockholders at the 2022 annual stockholder meeting on March 3, 2022. As of March 31, 2022, 418,761 shares were available under the 2013 BA Plan.

A summary of the change in options for the year ended March 31, 2022 and March 31, 2021 is as follows:

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2020	3,061,187	$4.77	8.4	$9,878
Granted	1,142,500	5.41
Exercise	(2,340)	0.23
Forfeited	(6,250)	4.80	-
Options outstanding as of March 31, 2021	4,195,097	$4.91	8.4	$2,609
Granted	1,673,500	7.14
Exercise	(259,904)	4.97
Forfeited	(100,062)	5.11	-
Outstanding as of March 31, 2022	5,508,631	$5.60	8.1	$6,831
Exercisable as of March 31, 2022	2,510,256	$4.71	6.9	$4,961

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer Ltd.’s common stock. The vesting terms of the options issued under the 2021 BC Plan are generally four years and they expire in ten years from the grant date. On December 1, 2021, the Company’s Board of Directors approved to reserve for issuance 2,000,000 shares of common stock. As of March 31, 2022, 236,500 shares were available under the 2021 BC Plan.

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2021	-	$-	-	$-
Granted	1,763,500	2.76
Exercise	-	-	-
Forfeited	-	-	-
Outstanding as of March 31, 2022	1,763,500	$2.76	9.7	$12,768
Exercisable as of March 31, 2022	-	$-	-	$-

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

As of March 31, 2022, the Company had unrecognized stock-based compensation expense in the 2013 BA Plan of approximately $10.7 million which is expected to be expensed over the weighted average remaining service period of 1.9 years. For the year ended March 31, 2022 and March 31, 2021, the weighted average fair value of options granted was $5.58 and $5.35 per share, respectively.

As of March 31, 2022, The Company had unrecognized stock-based compensation expense in the 2021 BC Plan of approximately $13.6 million which is expected to be expensed over the weighted average remaining service period of 3.7 years. For the year ended March 31, 2022, the weighted average fair value of options granted was $8.80 per share.

The following was utilized to calculate the fair value of options on the date of grant:

	March 31, 2022	March 31, 2021
Risk -free interest rate	0.9 – 2.2%	0.6% - 1.1%
Expected volatility	89.3 - 91.1%	91.3 – 91.8%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock for the years ended March 31, 2022 and March 31, 2021, in thousands:

	Year Ended
	March 31,
	2022	2021

Research and development	$1,820	$2,013
General and administrative	6,011	2,882

Total	$7,831	$4,895

On March 4, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan “ESPP”. The purpose of the ESPP is to encourage and to enable eligible employees of the Company, through after-tax payroll deductions, to acquire proprietary interests in the Company through the purchase and ownership of shares of Stock. The ESPP is intended to benefit the Company and its stockholders by (a) incentivizing participants to contribute to the success of the Company and to operate and manage the Company’s business in a manner that will provide for the Company’s long-term growth and profitability and that will benefit its stockholders and other important stakeholders and (b) encouraging participants to remain in the employ of the Company. As of March 31, 2022, no shares were issued under the ESPP.

Warrants

A summary of the Company’s outstanding warrants as of March 31, 2022 are as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Intrinsic Value (thousands)	Date of Expiration
Third-party license agreement	208,333	$4.80	$392	January 2024
March 2020 loan (see Note 12)	172,187	$7.26	-	March 2025
NitricGen Agreement	80,000	$6.90	-	January 2028
Total	460,520	$6.08	$392

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

For the year ended March 31, 2022 and March 31, 2022, 1,630,002 and 1,583,028 warrants were exercised into common shares from the proceeds of $6.0 million and $6.7 million respectively. For the year ended March 31, 2022 and 2021, warrant holders exercised 1,358,896 and 165,405 warrant shares on a cashless basis for 894,823 and 65,204 shares of common stock, respectively.

NOTE 6 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses is as follows (in thousands):

	March 31, 2022	March 31, 2021
Research and development	$216	$272
Insurance	1,037	971
Inventory	350	-
Professional	3	-
Value added tax receivable	282	41
Other	505	246
Total	$2,393	$1,530

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses is as follows (in thousands):

	March 31, 2022	March 31, 2021
Research and development	$1,006	$585
Professional fees	442	709
Employee salaries and benefits	409	270
Accrual for Contingent Liabilities (Note 10)	2,435	-
Accrued Circassia Settlement First Payment due in 2022 (Note 10)	2,500	-
Accrued NitricGen agreement post FDA approval (Note 10)	1,500	-
Other	82	242
Total short-term accrued expenses	$8,374	$1,805

Accrued Circassia Settlement payments due in more than 12 months (Note 15)	$8,000	$-
Total Other long-term liabilities	$8,000	$-

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 LEASES

Lessees are required to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and provide disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. During the year ended March 31, 2022, the Company entered into one new lease, which resulted in the recognition of operating lease liabilities and right-of-use assets of same amount of $693 thousand. The right-of use assets and operating lease liability are as follows (in thousands):

	March 31, 2022	March 31, 2021

Right-of-use assets	$2,216	$1,861

Operating lease liability short-term	$281	$113
Operating lease liability long-term	2,079	1,789
Total	$2,361	$1,903

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

Other Information For The Year Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid	$310
Right-of-use assets obtained in exchange for new operating lease liabilities:
Weighted-average remaining lease term — operating leases	7.5
Weighted-average discount rate — operating leases	8.3%

Maturity of Lease Liabilities	Operating Leases
Payments remaining for the year ended March 31:
2023	$462
2024	443
2025	434
2026	441
2027	325
Thereafter	1,081
Total lease payments	3,187
Less: interest	(826)
Present value of lease liabilities	$2,361

NOTE 9 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders of Beyond Air, Inc. because their effect would have been anti-dilutive for the periods presented:

	March 31, 2022	March 31, 2021

Common stock warrants	460,520	3,433,623
Common stock options	5,508,631	4,195,097
Restricted shares	949,600	554,200

Total	6,918,751	8,182,920

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

On May 25, 2021, the Company and Circassia Limited entered into a Settlement Agreement resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments, the first being a payment of $2.5 million upon FDA approval (the “Initial Payment Due Date”). Thereafter, the Company will pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the US. This royalty will terminate once the aggregate payment reaches $6 million. Management concluded that it was probable that the product candidate would be approved by the FDA and, as such, a liability of $10.5 million has been recognized as of March 31, 2022. FDA approval for the product candidate occurred on June 28, 2022.

As of March 31, 2021, the Company met its performance obligation under the Circassia Agreement and revenue therefrom has been previously recognized. License revenue of $0 and $873 thousand associated with the Company’s second performance obligation has been recognized for the twelve months ended March 31, 2022 and March 31, 2021, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 GRANT COLLABORATON AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.17 million from the CFF to advance the clinical development of high concentration NO for the treatment of Nontuberculous Mycobacteria, or NTM pulmonary disease, which disproportionally affects CF patients. Under the terms of the agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot study. The grant provides milestones based upon achieving performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The royalties are capped at four times the grant actually paid to the Company. Since the beginning of the pilot study, the Company has received two milestone payments of $425 thousand each and accrued an additional $322 thousand as of March 31, 2022. A total of $1,172 thousand has been recognized as a reduction of R&D costs from this grant to date.

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

In connection with the first tranche, the Company issued, in March 2020, warrants to the lenders for the purchase of 172,826 shares of the Company’s common stock at $7.26 per share. The warrants expire in five years. The Company allocated the fair market value of the warrants at the date of grant to stockholders’ equity and reflected a debt discount of $595 thousand. Debt discount and debt issuance costs are amortized over the life of the loan. Upon termination of the Facility Agreement, the Company accelerated amortization of debt discount and debt issuance costs and have recognized the full amount as of March 31, 2022.

A lender who is an over 5% stockholder loaned the Company $3,160 thousand of the first tranche and, as such, related party interest expense for the twelve months ended March 31, 2022 and March 31, 2021 was $206 thousand and $316 thousand (not including amortization of debt discount and deferred offering costs), respectively. See Note 17.

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

Maturity of Long-Term Loan (thousands)	March 31, 2022

2022	$-
2023	-
2024	80
2025	120
Total	$200

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 LOAN PAYABLE

As of March 31, 2022 and March 31, 2021 in connection with the Company’s insurance policy, a loan was used to finance part of the premium. The details concerning the loan are as follows:

	March 31, 2022	March 31, 2021

Amount outstanding	$927	$557
Monthly payments	$104	$70
Number of monthly payments	10	9
Interest rate	1.3%	3.2%
Due date	December 2022	November 2021

NOTE 14 INCOME TAXES

As of March 31, 2022, the Company has approximately $61.9 million, $23.0 million, $3.0 million and $1.2 million of net operating losses (NOL) carryforwards for US federal, Israeli, Irish and Australian tax purposes, respectively. The US federal NOL carryforwards of approximately $1.4 million, which were generated prior to March 2018 expire through 2037. The NOL of approximately $60.5 million can be carried forward indefinitely, but limited to offset 80% of taxable income. The entire NOL for Israel, Ireland and Australia can be carried forward indefinitely. The Company also has state NOL carryforwards in the amount of approximately $61.7 million expiring during the years from 2035 to 2041.

Pursuant to Section 382 of the Internal Revenue Code, changes in the Company’s ownership may limit the amount of its NOL carryforwards that could be utilized annually to offset future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. The Company has performed a study as of March 31, 2021 and determined that on or around February 15, 2017 and February 15, 2020 ownership changes for purposes of Section 382 have occurred. The annual limitations caused by these prior ownership changes will no longer impact the utilizations of NOL’s after March 31, 2022. The Company has not updated the study since March 31, 2021 and therefore has not determined if any other NOL limitations exist.

The components of net loss before the provision for income taxes are as follows (in thousands):

	For the Year Ended March 31, 2022	For the Year Ended March 31, 2021
Domestic	$(39,148)	$(21,417)
Foreign	(4,912)	(1,458)
Total	$(44,060)	$(22,875)

There is zero provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The valuation allowance increased by approximately $12,916 thousand during the year ended March 31, 2022.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 INCOME TAXES (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	March 31, 2022	March 31, 2021
Net operating loss carry forward	$22,952	$15,121
Research and development tax credits	1,226	939
Other	(162)	(48)
Reserves and allowances - foreign	-	-
Stock-based compensation	3,268	1,956
Capital loss carry forward	1,559	1,559
Reserves and Accruals	3,580
Right-of-use asset	(464)	(516)
Lease liability	495	527

Net deferred tax	32,454	19,538
Valuation allowance	(32,454)	(19,538)
Net deferred tax asset	$-	$-

A reconciliation of income tax expense calculated at the federal enacted statutory rate of 21% is as follows:

	March 31, 2022	March 31, 2021
Federal income tax at statutory rate	(21.00)%	(21.00)%
State income tax, net of federal benefit	(6.21)	(6.25)
Permanent items	(0.86)	-
Change in valuation allowance	29.31	29.19
Research and development tax credits	(0.65)	(1.82)
Other	(0.59)	(0.12)
Effective income tax expense rate	0.00%	0.00%

NOTE 15 COMMITMENTS AND CONTINGENCIES

License Agreements

On October 22, 2013, the Company entered into a patent license agreement (the “CareFusion Agreement”) with SensorMedics Corporation, a subsidiary of CareFusion Corp. (“CareFusion”), pursuant to which the Company agreed to pay to CareFusion a non-refundable upfront fee of $150 thousand that is credited against future royalty payments, and is obligated to pay 5% royalties of any licensed product net sales, but at least $50 thousand per annum during the term of the agreement. As of March 31, 2022, the Company has not paid any royalties to CareFusion since the Company has not received any revenues from the technology associated with the license under the CareFusion Agreement. The term of the CareFusion Agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the CareFusion Agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that the Company does not meet certain milestones.

In August 2015, BA Ltd. entered into an Option Agreement (the “Option Agreement”) with Pulmonox whereby BA Ltd. acquired the option (the “Option”) to purchase certain intellectual property assets and rights. On January 13, 2017, the Company exercised the Option and paid $500 thousand to Pulmonox. The Company becomes obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which the Company receive regulatory approval for the commercial sale of the first product candidate qualifying under the Option Agreement. These milestone payments are capped at a total of $87 million across three separate and distinct indications that fall under the agreement, with the majority of them, approximately $83 million, being sales-related based on cumulative sales milestones for each of the three products.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 COMMITMENTS AND CONTINGENCIES (continued)

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $100 thousand upon the execution of the NitricGen Agreement, $100 thousand upon achieving the next milestone and issued 100,000 warrants to purchase the Company’s common stock valued at $295 thousand upon executing the NitricGen Agreement. The remaining future milestone payments are $1.8 million of which $1.5 million is due six months after approval of the LungFit® by the FDA, which was accrued in the fourth quarter of fiscal 2022.

Employment Agreements

Certain agreements between the Company and its officers contain a change of control provision for payment of severance arrangements.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides twelve months’ notice of intent not to renew. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of March 31, 2022 was approximately $3.0 million with this supplier.

Contingencies

On March 16, 2018, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP, (collectively, “Empery”) filed a complaint in the Supreme Court of the State of New York (the “Trial Court”) against us relating to the notice of adjustment of both the exercise price of and the number of warrant shares issuable under warrants issued to Empery in January 2017. Empery alleges that, as a result of certain circumstances in connection with a February 2018 financing transaction, the 166,672 warrants issued to Empery in January 2017 provide for adjustments to both the exercise price of the warrants and the number of warrant shares issuable upon such exercise.

On August 20, 2020, the Trial Court denied our summary judgment motion as to the first and third claims for relief, but dismissed the second claim for declaratory judgment as moot (the “August 20 Decision”). The Appellate Division First Department denied our appeal of the August 20 Decision on September 30, 2021. Following a three-day bench trial, the Trial Court issued a decision on October 14, 2021, finding in favor of Empery on the two remaining claims, granting reformation of the Warrant Agreement, and awarding Empery damages in the aggregate amount of approximately $5.8 million. On November 12, 2021, we filed a notice of appeal. Pending appeal, we are required to use approximately $7.4 million of cash as collateral to secure a supersedeas bond for the full amount of damages and interest in case we are unsuccessful in our appeal. On September 30, 2021, we recorded an estimate for a contingent loss of $2.4 million related to the Empery litigation. In consultation with outside legal counsel, we believe that we have several meritorious defenses against the claims, and the decision of the Trial Court including, but not limited to, the quantification of damages.

On December 28, 2021 Hudson Bay Master Fund (“Hudson”) filed a lawsuit against us related to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering.

Hudson’s complaint alleges breach of contract and that Hudson is entitled to damages estimated at approximately $2.6 million as a result of certain adjustments to the exercise price and number of warrant shares issuable following the February 2018 financing transaction. The fact pattern of these claims differs from the claims associated with the initial Empery judgment and in consultation with outside legal counsel, we believe that we have several meritorious defenses against Hudson’s claims. We believe that Hudson’s claims have no merit and we will vigorously defend such lawsuit.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 CREATION OF BEYOND CANCER

On November 4, 2021, the Company announced that Beyond Air and Beyond Cancer, Ltd agreed to terms to which the Company, through its subsidiaries would be licensing certain intellectual property and other assets related to, or necessary for the development, commercialization, manufacture and distribution of certain cancer treatment products and/or technologies to a subsidiary of the Company (the “Transaction”). In connection and concurrently with the closing of the Transaction, Beyond Cancer issued and sold common shares, par value $1.00 to certain investors pursuant to a subscription agreement (the “Offering”). The Offering consisted of an aggregate of 3 million common shares of Beyond Cancer at a purchase price of $10.00 per share. On November 18, 2021, the Company announced that the maximum amount of shares offered had been purchased for a total of $30 million (including $4.8 million from the terminated Loan Facility and $1.1 million from related parties) for 20% of the equity in Beyond Cancer. The Company retained 80% ownership of Beyond Cancer, which will have exclusive right to the intellectual property portfolio utilizing UNO for the treatment of solid tumors. Beyond Cancer will pay Beyond Air a single digit royalty on all future revenues.

Members of the Board of Directors of Beyond Air who are also member of the Board of Directors of Beyond Cancer, and their families, are considered related parties to the Offering. Related parties invested $1.1 million in the Offering. See Note 17.

Beyond Cancer was created as a new company where under there were no pre-existing employees, and there was no organized workforce contributed to Beyond Cancer; the only contributions were the rights to access certain intellectual property and access to certain employees of Beyond Air, as outlined in the License Agreement, and cash paid by the subscribers in the Offering. Any development work that was being performed was being conducted pursuant to the License Agreement by Beyond Air’s preclinical team. Therefore, Beyond Cancer did not have employees constituting a workforce that would be able to create outputs and enable Beyond Cancer to become revenue producing. As such, it was concluded that there was no substantive process and Beyond Cancer was deemed not to be a business under ASC 805-10 and the Company has not provided any financial support to Beyond Cancer since it was established in November 2021.

We concluded that we are the primary beneficiary of Beyond Cancer as we have the power to direct the activities of Beyond Cancer that most significantly impact the economic performance of the entity because we hold a majority interest in substantially all of the assets and certain liabilities of Beyond Cancer, as well as a majority voting interest, and Beyond Cancer’s Board has the full power to direct all activities of Beyond Cancer, including those specifically related to the ongoing research and development. The Board is comprised of four (4) directors, for which Beyond Air holds two (2) seats and a Board member of Beyond Air, a de facto agent of Beyond Air, holds a third seat. The other party does not have the substantive rights to veto or block decisions made by Beyond Air. Therefore, it was determined that Beyond Air has the unilateral right to control all decisions related to the significant activities of Beyond Cancer. Although we are considered to have control over Beyond Cancer under ASC 810 as a result of our majority ownership interest, the assets of Beyond Cancer can only be used to satisfy the obligations of Beyond Cancer. As a result of our majority ownership interest in the entity and our primary beneficiary conclusion, we consolidated Beyond Cancer in our consolidated financial statements beginning in November 2021.

The carrying amount of net assets and net liabilities of the VIE included in the consolidated financial statements, after the elimination of intercompany balances and transactions, was $27.5 million (including $27.7 million of cash) at March 31, 2022. See Note 2, Segment Reporting for additional disclosure of the VIE assets and liabilities. Beyond Cancer generated $4.4 million of losses (before elimination of intercompany amounts) from inception through March 31, 2022. The Company’s attributed losses as the primary beneficiary was proportional to its equity interest in Beyond Cancer (80%) for the period from inception until March 31, 2022.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 RELATED PARTY TRANSACTIONS

In March 2020, as part of the first tranche of the Company’s Facility Agreement, a lender who is an over 5% stockholder loaned the Company $3,160 thousand and, as such, related party interest expense for the twelve months ended March 31, 2022 and March 31, 2021 was $206 thousand and $316 thousand, respectively.

Members of the Board of Directors of Beyond Air who are also members of the Board of Directors of Beyond Cancer, and their families, are considered related parties to this transaction. Related parties invested $1.1 million in the Offering in November 2021.

In the fourth quarter of fiscal year 2022, the Company recorded approximately $37 thousand related to the net recovery of short-swing profits from one of the Company’s shareholders under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds, net of $4 thousand related legal fees, as an increase to additional paid-in capital as of March 31, 2022 as well as cash proceeds of approximately $33 thousand as cash provided by financing activities in the consolidated statement of cash flows for the fiscal quarter ended March 31, 2022.

NOTE 18 SUBSEQENT EVENTS

FDA approval for LungFit® PH for PPHN was received on June 28, 2022.

