Form 10-Q
period 2022-06-30
Beyond Air, Inc.
filed 2022-08-11
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 29,888,004 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED JUNE 30, 2022

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$72,773	$80,242
Restricted cash	9,989	9,988
Inventory, net	686	350
Grant receivable	479	322
Other current assets and prepaid expenses	1,497	2,044
Total current assets	85,424	92,945
Licensed right to use technology	1,785	1,837
Right-of-use lease assets	2,354	2,216
Property and equipment, net	2,132	1,995
Other assets	209	207
TOTAL ASSETS	$91,904	$99,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,038	$1,129
Accrued expenses	8,213	8,374
Operating lease liability	290	281
Loan payable, current portion	619	927
Total current liabilities	10,160	10,712

Long-term liabilities
Operating lease liability	2,193	2,079
Long-term debt, net	200	200
Other long-term liabilities	8,000	8,000
Total liabilities	20,553	20,990

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 29,888,004 and 29,886,173 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	3	3
Treasury stock	(25)	(25)
Additional paid-in capital	200,448	196,269
Accumulated deficit	(134,573)	(123,639)
Accumulated other comprehensive income	268	96
Total stockholders’ equity attributable to Beyond Air, Inc	66,120	72,704
Non-controlling interests	5,230	5,505
Total Equity	71,351	78,209
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,904	$99,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2022	2021

License revenues	$-	$-

Operating expenses:

Research and development	3,226	2,741
General and administrative	8,214	3,850
Operating expenses	11,440	6,591

Operating loss	(11,440)	(6,591)

Other income (expense)
Interest expense	(48)	(162)
Foreign exchange gain / (loss)	(177)	10
Other income / (expense)	10	1
Total other expense	(215)	(152)

Benefit for income taxes	-	-

Net Loss	$(11,654)	$(6,743)

Less : net loss attributable to non-controlling interests	(720)	-

Net loss attributable to Beyond Air, Inc.	$(10,934)	$(6,743)

Foreign currency translation gain	172	-
Comprehensive loss attributable to Beyond Air, Inc.	$(10,762)	$(6,743)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.37)	$(0.31)

Weighted average number of shares, outstanding basic and diluted	29,888,004	21,945,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2022

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2022	29,886,173	$3	$(25)	$196,269	$(123,639)	$96	$5,505	$78,209
Issuance of common stock upon exercise of options – cashless	1,831	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	4,178	-	-	445	4,624
Other comprehensive income	-	-	-	-	-	172	-	172
Net loss	-	-	-	-	(10,934)	-	(720)	(11,654)
Balance as of June 30, 2022	29,888,004	$3	$(25)	$200,448	$(134,573)	$268	$5,230	$71,351

FOR THE THREE MONTHS ENDED JUNE 30, 2021

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2021	21,828,244	$2	$(25)	$110,948	$(80,462)	$-	$-	$30,464
At The Market Equity Offering stock issuance of common stock, net	1,239,405	-	-	7,481	-	-	-	7,482
Issuance of common stock pursuant to a Purchase Agreement, net	200,000	-	-	1,031	-	-	-	1,031
Stock-based compensation	-	-	-	1,216	-	-	-	1,216
Net loss	-	-	-	-	(6,743)	-	-	(6,743)
Balance as of June 30, 2021	23,267,649	$2	$(25)	$120,677	$(87,205)	$-	$-	$33,450

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Three Months Ended
	June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(11,654)	$(6,743)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	121	58
Amortization of licensed right to use technology	69	10
Stock-based compensation	4,624	1,216
Amortization of debt discount and accretion of debt issuance costs	-	33
Operating lease expense	49	51
Foreign currency adjustments	177	(10)
Changes in:
Grant receivable	(157)	425
Inventory	(289)	-
Other current assets and prepaid expenses	509	205
Accounts payable	(164)	947
Accrued expenses	(124)	(110)
Net cash used in operating activities	(6,840)	$(3,918)

Cash flows from investing activities
Security deposits made on operating leases	(6)	-
Purchase of property and equipment	(258)	(27)
Net cash used in investing activities	(264)	$(27)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with a Purchase agreement	-	7,482
Proceeds from issuance of common stock through at the Market offerings	-	1,031
Proceeds from issuance of common stock through exercise of stock options	-	-
Payment of loan	(536)	(207)
Net cash (used in) / provided by financing activities	(536)	$8,306
Effect of exchange rate changes on cash and cash equivalents	172

Increase (decrease) in cash, cash equivalents and restricted cash	(7,468)	4,360
Cash, cash equivalents and restricted cash at beginning of period	90,230	35,268
Cash, cash equivalents and restricted cash at end of period	$82,762	$39,628
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets	$243	$-
Operating lease liability	$243	$-
Supplemental disclosure of cash flow items:
Interest paid	$10	$136
Income taxes paid	$-	$-

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

The Company is a commercial stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. The Company’s first device, LungFit® PH (“LungFit® PH”) received premarket approval from the U.S. Food and Drug Administration (the “FDA”), for the treatment of term and near-term neonates with hypoxic respiratory failure, commonly referred to as persistent pulmonary hypertension of the newborn (“PPHN”), in June 2022. The NO generated by the LungFit® PH system is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose.

The Company believes that LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, the Company believes that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s current areas of focus with LungFit® are PPHN, viral community-acquired pneumonia (“VCAP”) including COVID-19, bronchiolitis and nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). The Company’s current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the European Union (the “EU”), as well as comparable foreign regulatory authorities’ reviews or approvals in other countries or regions. The Company’s system will be marketed as a medical device in the U.S.

On November 4, 2021, Beyond Air reorganized its oncology business into a new private company called Beyond Cancer, Ltd (“Beyond Cancer”). Beyond Air’s preclinical oncology team and the exclusive right to the intellectual property portfolio utilizing ultra-high concentration of gaseous nitric oxide (“UNO”) for the treatment of solid tumors now reside with Beyond Cancer. The new subsidiary secured $30 million in private placement of common shares, including $4.8 million in conjunction with the retirement of long-term debt, providing investors with 20% equity ownership in Beyond Cancer. Beyond Air retained 80% ownership in Beyond Cancer (see Note 15).

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2022 (the “2022 Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 28, 2022. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the 2022 Annual Report on Form 10-K.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Liquidity Risks and Uncertainties

The Company used cash in operating activities of $6.8 million for the three months ended June 30, 2022, and has accumulated losses attributable to the stockholders of Beyond Air of $134.6 million. The Company had cash and cash equivalents of $72.8 million as of June 30, 2022 ($46.7 million excluding Beyond Cancer (see Note 2)). Based on management’s current business plan, and taking into consideration cash designated for the Beyond Cancer program, the Company estimates that its cash and liquidity are sufficient to finance its operating requirements for at least one year from the date of filing these financial statements.

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

The Company’s access to capital and liquidity currently includes a $40 million stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) dated as of May 14, 2020 (the “New Stock Purchase Agreement”), of which approximately $18.1 million remains available as of June 30, 2022. The New Stock Purchase Agreement provides for issuances through May 2023 at the Company’s discretion as long as certain requirements are met (see Note 5).

The Company entered into an At-The-Market Offering Sales Agreement, dated February 4, 2022 (the “2022 ATM”) for $50 million, of which $50 million in funds are available under this agreement as of June 30, 2022 (see Note 5).

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

The development of the Company’s product candidates or commercialization of its approved product could be further disrupted and adversely affected by a resurgence of the COVID-19 pandemic. The Company experienced significant delays in the supply chain for LungFit® due to the redundancy in parts and suppliers with ventilator manufacturing which has since been remedied. Residual effects from the COVID-19 pandemic on the global supply chain having an effect on our ability to manufacture have been addressed, but the stability of the situation is unclear. The Company continuously assesses the impact COVID-19 may have on the Company’s business plans and its ability to conduct the preclinical studies and clinical trials as well as on the Company’s reliance on third-party manufacturing and global supply chains. However, there can be no assurance that the Company will be able to avoid part or all of any impact from COVID-19 or its consequences if a resurgence occurs.

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

As of June 30, 2022, restricted cash was unchanged from March 31, 2022 at $10.0 million. $2.6 million was designated for a contract manufacturer to be used for materials and parts that require long lead times and $7.4 million was held as collateral to secure a supersedeas bond for an appeal of a lawsuit (see Note 14).

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents and restricted cash as shown on the Company’s consolidated statements of cash flows (in thousands):

	June 30, 2022	March 31, 2022
Cash and cash equivalents	$72,773	$80,242
Restricted cash	9,989	9,988
Total	$82,762	$90,230

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

Segment Reporting

Commencing with the creation of Beyond Cancer in November 2021 (see Note 15), the Company’s operations became classified into two segments, Beyond Air and Beyond Cancer. Each segment has its own Management team, Board of Directors, Corporate Officers and legal entities. As of June 30, 2022, Beyond Air, Inc. owns 80% of the common stock of Beyond Cancer. The segment reporting is based on the manner in which the Company’s CEO as chief operating decision maker assesses performance and allocates resources across the organization. The Beyond Air segment includes unallocated corporate expenses associated with the public company fees as well as all corporate related assets and liabilities.

The following table summarizes segment financial information by business segment for the three months ended June 30, 2022:

(in thousands)	Beyond Air	Beyond Cancer
Net loss for the three months ended June 30, 2022	$(8,053)	$(3,601)
Operating activities included in net loss:
Depreciation and amortization	120	2
Stock-based compensation expense	2,370	2,254

Cash and cash equivalents	$46,671	$26,101
All other assets	18,551	580
Total liabilities	(20,028)	(525)
Net assets – net liabilities	$45,194	$26,156
Non-controlling interests	$-	$5,230

Cash used in operations	$(5,512)	$(1,328)

Research and Development

Research and development expenses are charged to the statement of operations as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. In the three months ended June 30, 2022 and June 30, 2021, the Company received an AU Tax Rebate in the amount of $182 thousand and $0, respectively.

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

In consolidating international subsidiaries, balance sheet currency effects are recorded as a component of accumulated other comprehensive income. The other current and non-current assets line within the Statement of Cash Flows includes the impact of foreign currency translation. This equity account includes the results of translating certain balance sheet assets and liabilities at current exchange rates and some accounts at historical rates. For the three months ended June 30, 2022 and June 30, 2021, the Company recorded a gain of $172 thousand and $0, respectively in accumulated other comprehensive income.

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

The expected amortization expense for the next five fiscal years and thereafter is as follows for the year ended March 31 (in thousands):

2023	$156
2024	208
2025	208
2026	208
2027	208
Thereafter	798
Total	$1,785

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2022, the Company recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more-likely-than-not threshold.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of June 30, 2022, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (“R&D”) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

Net Income (Loss) Per Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to Beyond Air, Inc., by the weighted average number of shares of common stock outstanding for the period. The dilutive effect of outstanding options, warrants, restricted stock and other stock-based compensation awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) attributed to common stockholders per share excludes all anti-dilutive shares of common stock. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because such shares of common stock are not assumed to have been issued if their effect is anti-dilutive (see Note 9).

Recently Issued Accounting Standards Adopted

The Financial Accounting Standards Board (“FASB”) recently issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in Accounting Standards Codification (“ASU”) 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Recently Issued Accounting Standards, Not Yet Adopted

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, Financial Instruments – Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company are currently assessing the impact of the adoption of this ASU on its financial statements.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(IN THOUSANDS)	June 30, 2022	March 31, 2022

Clinical and medical equipment	$1,782	$1,682
Computer equipment	464	364
Furniture and fixtures	349	311
Leasehold improvements	427	404
	3,022	2,762
Accumulated depreciation and amortization	(890)	(767)
	$2,132	$1,995

Depreciation and amortization expense for the three months ended June 30, 2022 and June 30, 2021 was $121 thousand and $58 thousand, respectively.

NOTE 5 STOCKHOLDERS’ EQUITY

On May 14, 2020, the Company entered into the New Stock Purchase Agreement with LPC (the “New Stock Purchase Agreement”), which provides for the issuance of up to $40 million of its common stock which the Company may sell from time to time in its sole discretion to LPC over 36 months, provided that the closing price of the Company’s common stock is not below $0.25 per share and subject to certain other conditions and limitations set forth in the New Stock Purchase Agreement. For the three months ended June 30, 2022 and June 30, 2021, the Company received net proceeds of $0 and $1.0 million from the sale of 0 and 200,000 shares of common stock, respectively. As of June 30, 2022, there was a balance of approximately $18.1 million available under the New Stock Purchase Agreement.

On February 4, 2022, the Company entered into the “2022 ATM”, allowing the Company to sell its common stock for aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the 2022 ATM. If shares of the Company’s common stock are sold, there is a 3% fee paid to the sales agent. As of June 30, 2022, there were $50.0 million in funds available under the 2022 ATM.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the three months ended June 30, 2022 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2022	949,600	6.92
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of June 30, 2022	949,600	$6.92

Stock Option Plans

The Company’s Fourth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. The vesting terms of the options issued under the 2013 BA Plan are generally four years and expire in ten years from the grant date. The 2013 BA Plan has 7,600,000 shares authorized for issuance. As of June 30, 2022, 402,636 shares were available under the 2013 BA Plan.

A summary of the change in options for the 3 months ended June 30, 2022 is as follows:

	Number Of Options	Weighted Average Exercise Price Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of April 1, 2022	5,508,631	$5.60	8.1	$6,831
Granted	31,000	5.58	-	-
Exercised	(8,000)	5.35	-	-
Forfeited	(23,875)	5.98	-	-
Outstanding as of June 30, 2022	5,507,756	$5.60	7.8	$6,875
Exercisable as of June 30, 2022	2,521,506	$4.71	6.5	$5,002

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer’s common stock. The vesting terms of the options issued under the 2021 BC Plan are generally four years and expire in ten years from the grant date. On December 1, 2021, the Company’s Board of Directors approved to reserve for issuance 2,000,000 shares of common stock. As of June 30, 2022, 176,500 shares were available under the 2021 BC Plan.

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of April 1, 2022	1,763,500	$2.76	9.4	$12,768
Granted	60,000	10.00	9.8	-
Exercise	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2022	1,823,500	$3.00	9.4	$12,768
Exercisable as of June 30, 2022	-	$-	-	$-

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

As of June 30, 2022, the Company had unrecognized stock-based compensation expense in the 2013 BA Plan of approximately $9.0 million which is expected to be expensed over the weighted average remaining service period of 1.6 years. For the three months ended June 30, 2022 and June 30, 2021, the weighted average fair value of options granted was $4.22 and $4.05 per share, respectively.

As of June 30, 2022, the Company had unrecognized stock-based compensation expense in the 2021 BC Plan of approximately $12.4 million which is expected to be expensed over the weighted average remaining service period of 2.5 years. For the three months ended June 30, 2022, the weighted average fair value of options granted was $8.26 per share.

The following was utilized to calculate the fair value of options on the date of grant:

	June 30, 2022	June 30, 2021
Risk-free interest rate	2.5 – 3.4%	1.1%
Expected volatility (Beyond Air)	88.6 - 89.1%	91.1 – 91.8%
Expected volatility (Beyond Cancer)	95.3-104.7%	n/a
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock for the three months ended June 30, 2022 and June 30, 2021:

	Three Months Ended
(in thousands)	June 30,
	2022	2021

Research and development	$925	$365
General and administrative	3,699	851

Total	$4,624	$1,216

On March 4, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to encourage and to enable eligible employees of the Company, through after-tax payroll deductions, to acquire proprietary interests in the Company through the purchase and ownership of shares of stock. The ESPP is intended to benefit the Company and its stockholders by (a) incentivizing participants to contribute to the success of the Company and to operate and manage the Company’s business in a manner that will provide for the Company’s long-term growth and profitability and that will benefit its stockholders and other important stakeholders and (b) encouraging participants to remain in the employ of the Company. As of June 30, 2022, no shares were issued under the ESPP.

Warrants

A summary of the Company’s outstanding warrants as of June 30, 2022 is as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration
Third-party license agreement	208,333	$4.80	$394	January 2024
March 2020 loan (see Note 12)	172,187	$7.26	-	March 2025
NitricGen Agreement	80,000	$6.90	-	January 2028
Total	460,520	$6.08	$394

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

No warrants were issued or exercised in either the three months ended June 30, 2022 or June 30, 2021.

NOTE 6 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses is as follows (in thousands):

	June 30, 2022	March 31, 2022
Research and development	$94	$216
Insurance	735	1,037
Professional	-	3
Value added tax receivable	135	282
Other	534	505
Total	$1,497	$2,044

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses is as follows (in thousands):

	June 30, 2022	March 31, 2022
Research and development	$670	$1,006
Professional fees	542	442
Employee salaries and benefits	428	409
Accrual for contingent liabilities (Note 14)	2,475	2,435
Accrued Circassia Settlement first payment due in 2022 (Note 10)	2,500	2,500
Accrued NitricGen agreement post FDA approval (Note 14)	1,500	1,500
Other	99	82
Total short-term accrued expenses	$8,213	$8,374

Accrued Circassia Settlement payments due in more than 12 months (Note 10)	$8,000	$8,000
Total other long-term liabilities	$8,000	$8,000

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 LEASES

Lessees are required to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and provide disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. During the three months ended June 30, 2022, the Company entered into one new lease, which resulted in the recognition of operating lease liabilities and right-of-use assets of $299 thousand. The right-of-use assets and operating lease liability are as follows (in thousands):

	June 30, 2022	March 31, 2022

Right-of-use assets	$2,354	$2,216

Operating lease liability short-term	$290	$281
Operating lease liability long-term	2,193	2,079
Total	$2,483	$2,361

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

Other Information For The Three Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid (thousands)	$138
Right-of-use assets obtained in exchange for new operating lease liabilities:
Weighted-average remaining lease term — operating leases	7.0
Weighted-average discount rate — operating leases	8.3%

Maturity of Lease Liabilities	Operating Leases
Payments remaining for the year ended March 31 (in thousands):
2023	$351
2024	506
2025	499
2026	508
2027	360
Thereafter	1,081
Total lease payments	3,305
Less: interest	(822)
Present value of lease liabilities	$2,483

NOTE 9 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	June 30, 2022	June 30, 2021

Common stock warrants	460,520	3,433,623
Common stock options	5,507,756	4,224,222
Restricted shares	949,600	546,200

Total	6,917,876	8,204,045

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

On May 25, 2021, the Company and Circassia entered into a Settlement Agreement resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments, the first being a payment of $2.5 million upon FDA approval (the “Initial Payment Due Date”). Thereafter, the Company will pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the US. This royalty will terminate once the aggregate payment reaches $6 million. The product candidate was approved by the FDA on June 28, 2022 and a liability of $10.5 million was recognized as of June 30, 2022.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 GRANT COLLABORATON AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.17 million from the CFF to advance the clinical development of high concentration NO for the treatment of Nontuberculous Mycobacteria, or NTM pulmonary disease, which disproportionally affects cystic fibrosis patients. Under the terms of the agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot study. The grant provides milestones based upon the achievement of performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The cumulative royalties are capped at four times the grant actually paid to the Company. Since the beginning of the pilot study, the Company has received two milestone payments of $425 thousand each and accrued an additional $479 thousand as of June 30, 2022. A total of $1,329 thousand has been recognized as a reduction of R&D costs from this grant to date, including $157 thousand in the three months ended June 30, 2022.

NOTE 12 LONG-TERM LOAN

On March 17, 2020, the Company entered into a Facility Agreement (the “Facility Agreement”) with certain lenders for up to $25.0 million in five tranches of $5.0 million per tranche. The Company received proceeds from the first tranche in fiscal year 2020. During October 2021, the Company amended the Facility Agreement to offer the lenders the ability to accept redemption of all amounts outstanding from the first tranche of $5.0 million and to terminate the Facility Agreement without penalty. The Facility Agreement was terminated on November 10, 2021.

In connection with the first tranche, the Company issued, in March 2020, warrants to the lenders for the purchase of 172,826 shares of the Company’s common stock at $7.26 per share. The warrants expire in five years.

In connection with the termination of the Facility Agreement, on November 8, 2021, the Company entered into a modification of the Facility Agreement for one lender to allow for repayment of $200 thousand on unchanged payment terms. The loan is unsecured with interest at 10% per year which is to be paid quarterly. The loan will be repaid in installments commencing on June 15, 2023 with all outstanding amounts due on March 17, 2025.

Maturity of Long-Term Loan (in thousands)	June 30, 2022

2022	$-
2023	-
2024	80
2025	120
Total	$200

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 LOAN PAYABLE

As of June 30, 2022 in connection with the Company’s insurance policy, a loan was used to finance part of the premium. The details concerning the loan are as follows:

	June 30, 2022	March 31, 2022

Amount outstanding (in thousands)	$619	$927
Monthly payments (in thousands)	$104	$104
Number of monthly payments	6	9
Interest rate	1.3%	1.3%
Due date	December 2022	December 2022

NOTE 14 COMMITMENTS AND CONTINGENCIES

License Agreements

On October 22, 2013, the Company entered into a patent license agreement (the “CareFusion Agreement”) with SensorMedics Corporation, a subsidiary of CareFusion Corp. (“CareFusion”), pursuant to which the Company agreed to pay to CareFusion a non-refundable upfront fee of $150 thousand that is credited against future royalty payments, and is obligated to pay 5% royalties of any licensed product net sales, but at least $50 thousand per annum during the term of the agreement. As of June 30, 2022, the Company has not paid any royalties to CareFusion since the Company has not received any revenues from the technology associated with the license under the CareFusion Agreement. The term of the CareFusion Agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the CareFusion Agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that the Company does not meet certain milestones.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 COMMITMENTS AND CONTINGENCIES (continued)

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $100 thousand upon executing the NitricGen Agreement, $100 thousand upon achieving the next milestone and issued 100,000 warrants to purchase the Company’s common stock valued at $295 thousand upon executing the NitricGen Agreement. The remaining future milestone payments are $1.8 million of which the amount of $1.5 million is due six months after approval of the LungFit® by the FDA, which was accrued in the fourth quarter of fiscal year 2022.

Employment Agreements

Certain agreements between the Company and its officers contain a change of control provision for payment of severance arrangements.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides twelve months’ notice of its intent not to renew the agreement. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of June 30, 2022 was approximately $3.0 million with this supplier.

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

On August 20, 2020, the Trial Court denied the Company’s summary judgment motion as to the first and third claims for relief, but dismissed the second claim for declaratory judgment as moot (the “August 20 Decision”). The Appellate Division First Department denied the Company’s appeal of the August 20 Decision on September 30, 2021. Following a three-day bench trial, the Trial Court issued a decision on October 14, 2021, finding in favor of Empery on the two remaining claims, granting reformation of the Warrant Agreement, and awarding Empery damages in the aggregate amount of approximately $5.8 million. On November 12, 2021, the Company filed a notice of appeal. Pending appeal, the Company is required to use approximately $7.4 million of cash as collateral to secure a supersedeas bond for the full amount of damages and interest in case the Company is unsuccessful in its appeal. On September 30, 2021, the Company recorded an estimate for a contingent loss of $2.4 million related to the Empery litigation. In consultation with outside legal counsel, the Company believes that it has several meritorious defenses against the claims, and the decision of the Trial Court including, but not limited to, the quantification of damages.

On December 28, 2021 Hudson Bay Master Fund (“Hudson”) filed a lawsuit against us related to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering.

Hudson’s complaint alleges breach of contract and that Hudson is entitled to damages estimated at approximately $2.6 million as a result of certain adjustments to the exercise price and number of warrant shares issuable following the February 2018 financing transaction. The fact pattern of these claims differs from the claims associated with the initial Empery judgment and in consultation with outside legal counsel, the Company believes that it has several meritorious defenses against Hudson’s claims. The Company believes that Hudson’s claims have no merit and we will vigorously defend such lawsuit.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 BEYOND CANCER

On November 4, 2021, the Company announced that Beyond Air and Beyond Cancer, Ltd agreed to terms to which the Company, through its subsidiaries would be licensing certain intellectual property and other assets related to, or necessary for the development, commercialization, manufacture and distribution of certain cancer treatment products and/or technologies to a subsidiary of the Company (the “Transaction”). In connection and concurrently with the closing of the Transaction, Beyond Cancer issued and sold common shares, par value $1.00 to certain investors pursuant to a subscription agreement (the “Offering”). The Offering consisted of an aggregate of 3 million common shares of Beyond Cancer at a purchase price of $10.00 per share. On November 18, 2021, the Company announced that the maximum amount of shares offered had been purchased for a total of $30 million (including $4.8 million from the terminated Loan Facility and $1.1 million from related parties) for 20% of the equity in Beyond Cancer. beyond Air retained 80% ownership of Beyond Cancer, which will have exclusive right to the intellectual property portfolio utilizing UNO for the treatment of solid tumors. Beyond Cancer will pay Beyond Air a single digit royalty on all future revenues.

Members of the Board of Directors of Beyond Air who are also member of the Board of Directors of Beyond Cancer, and their families, are considered related parties to the Offering. Related parties invested $1.1 million in the Offering.

Beyond Cancer was created as a new company in which there were no pre-existing employees, and there was no organized workforce contributed to Beyond Cancer; the only contributions were the rights to access certain intellectual property and access to certain employees of Beyond Air, subject to a license agreement, and cash paid by the subscribers in the Offering. Any development work that was being performed was being conducted pursuant to the license agreement by Beyond Air’s preclinical team. Therefore, Beyond Cancer did not have employees constituting a workforce that would be able to create outputs and enable Beyond Cancer to become revenue producing. As such, it was concluded that there was no substantive process and Beyond Cancer was deemed not to be a business under ASC 805-10 and the Company has not provided any financial support to Beyond Cancer since it was established in November 2021.

Beyond Air concluded that it is the primary beneficiary of Beyond Cancer because Beyond Air has the power to direct the activities of Beyond Cancer that most significantly impact the economic performance of the entity, Beyond Air holds a majority interest in substantially all of the assets and certain liabilities of Beyond Cancer, as well as a majority voting interest, and Beyond Cancer’s Board of Directors has the full power to direct all activities of Beyond Cancer, including those specifically related to the ongoing research and development. Beyond Cancer’s Board of Directors is comprised of four directors, for which Beyond Air holds two seats and a Board member of Beyond Air, a de facto agent of Beyond Air, holds one seat. The other party does not have the substantive rights to veto or block decisions made by Beyond Air’s designees. Therefore, it was determined that Beyond Air has the unilateral right to control all decisions related to the significant activities of Beyond Cancer. Although Beyond Air is considered to have control over Beyond Cancer under ASC 810 as a result of its majority ownership interest, the assets of Beyond Cancer can only be used to satisfy the obligations of Beyond Cancer. As a result of Beyond Air’s majority ownership interest in the entity and its primary beneficiary conclusion, Beyond Air consolidated Beyond Cancer in its consolidated financial statements beginning in November 2021.

The carrying amount of net assets and net liabilities of the VIE included in the consolidated financial statements, after the elimination of intercompany balances and transactions, was $26.2 million (including $26.1 million of cash) as of June 30, 2022, compared to $27.5 million (including $27.7 million of cash) at March 31, 2022. (See Note 2, Segment Reporting for additional disclosure of the VIE assets and liabilities.) Beyond Cancer generated $3.6 million of losses (before elimination of intercompany amounts) in the three months ended June 30, 2022. The Company’s attributed losses as the primary beneficiary was proportional to its equity interest in Beyond Cancer (80%) for the period from inception until June 30, 2022.

NOTE 16 RELATED PARTY TRANSACTIONS

Members of the Board of Directors of Beyond Air who are also members of the Board of Directors of Beyond Cancer, and their families, are considered related parties to the Offering disclosed in Note 15. Related parties invested $1.1 million in the Offering in November 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective product candidates and products, product approvals, timing of our clinical development activities, research and development costs, timing and likelihood of success and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements express or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “expect,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar conditional expressions. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Form 10-Q titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-K, as well as the following:

●	our ability to successfully commercialize our LungFit® PH system in the U.S.;
●	our ability to achieve a CE mark for LungFit® in the European Union (the “EU”);
●	our expectation to incur losses for the next few years;
●	our ability to predict accurately the demand for our products, and products under development and to develop strategies to address markets successfully;
●	the possibility that products may contain undetected errors or defects or otherwise not perform as anticipated;
●	the anticipated development of markets we sell our products into and the success of our products in these markets;
●	our future capital needs and our need to raise additional funds;
●	our ability to build a pipeline of product candidates and develop and commercialize our approved products;
●	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary certifications or regulatory approvals;
●	our ability to maintain our existing or future collaborations or licenses;
●	our ability to protect and enforce our intellectual property rights;
●	federal, state, and foreign regulatory requirements, including the FDA regulation of our approved product and product candidates;
●	our ability to obtain and retain key executives and attract and retain qualified personnel;
●	our ability to successfully manage our growth, including as a commercial-stage company; and
●	our ability to address business disruption and related risks resulting from the COVID-19 pandemic and the responses to curb the spear of COVID-19, which could have a material adverse effect on our business plan.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Form 10-Q and the documents that we reference in this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Beyond Air, Inc. the Beyond Air logo and other trademarks or service marks of Beyond Air, Inc. appearing in this Quarter Report on Form 10-Q are the property of Beyond Air, Inc. This Form 10-Q also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Introduction

We are a commercial-stage medical device and biopharmaceutical company developing a platform of nitric oxide  (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. Our first device, LungFit® PH, received premarket approval from the U.S. Food and Drug Administration (the “FDA”), for persistent pulmonary hypertension of the newborn (“PPHN”), in June 2022. The NO generated by the LungFit® PH Systemsystem is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. Our current areas of focus with LungFit® are PPHN, community-acquired viral pneumonia (“CAVP”) including COVID-19 (previously acute viral pneumonia), bronchiolitis, nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). The Company’s current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the EU for the product to be CE marked, as well as comparable foreign regulatory authorities. The Company’s system will be marketed as a medical device in the U.S.

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

We believe the ability of LungFit® PH to generate NO from ambient air provides us with many competitive advantages over the current standard of NO delivery systems in the U.S., the EU, Japan and other markets. For example, LungFit® PH does not require the use of a high-pressure cylinder, does not require cumbersome purging procedures and places less burden on hospital staff in carrying out safety procedures.

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

We also expect to receive the CE Mark under the Medical Device Regulation (“MDR”) in the EU in the second half of calendar year 2022. According to the most recent year-end report from Mallinckrodt Pharmaceuticals, sales of NO were $448.5 million in 2021 (down from $574.1 million in 2020) for the United States, Canada, Japan, Mexico and Australia, with ~90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the U.S. sales potential of LungFit® PH in PPHN to be greater than $400 million and worldwide sales potential to be greater than $700 million. We initiated the first phase of our commercial launch in June 2022 in the U.S. and will continue to work toward a potential launch in the EU and globally in 2022 and beyond.

LungFit® PRO for the treatment of viral lung infections in hospitalized patients

Viral Community-Acquired Pneumonia (including COVID-19)

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

We initiated a pilot study in late 2020 using our novel LungFit® PRO system at 150 ppm to treat patients with VCAP. The trial is a multi-center, open-label, randomized clinical trial in Israel, including patients infected with COVID-19. Patients are randomized in a 1:1 ratio to receive either inhalations of 150 ppm NO given intermittently for 40 minutes four times per day for up to seven days in addition to standard supportive treatment (“NO+SST”) or standard supportive treatment alone (“SST”). Endpoints related to safety (primary endpoint), oxygen saturation and intensive care unit admission, among others, were assessed.

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

We presented additional detailed study results at the 32nd European Congress of Clinical Microbiology & Infectious Diseases (ECCMID 2022), which took place from April 23, 2022 through April 26, 2022 as a hybrid event both onsite in Lisbon, Portugal and online. At the time of the data cut off, the trial enrolled a total of 40 subject hospitalized for VCAP (SARS-CoV-2, n=39; other viruses n=1). The ITT population included 35 subjects with 16 subjects in the inhaled NO group and 19 subjects in the control group. Safety data from the study showed that inhaled NO treatment was well tolerated overall with no treatment related adverse events as assessed by the investigators. NO2 levels were below 4.4 ppm at all timepoints (trial safety threshold is 5 ppm) and MetHb levels were below 6.8% at all times (trial safety threshold is 10%). There were two serious adverse events reported in the group receiving inhaled NO along with SST, which were determined to be related to underlying conditions and unrelated to study drug/device. From an efficacy perspective, results showed a trend of shortening length of stay (“LOS”) in favor of the inhaled NO treatment group by a factor 1.8 in favor of inhaled NO treatment. Duration of oxygen support, measured in-hospital and at home, was significantly shorter (p=0.0339) for inhaled NO treated subjects. In addition, of subjects with unstable oxygen saturation during hospitalization, 66.7% of the inhaled NO treatment group reached stable saturation of ≥93% during hospital stay as compared to 26.7% in the SST group.

Bronchiolitis

Bronchiolitis is the leading cause of hospital admission in children less than 1 year of age. The incidence is estimated to be 150 million new cases a year worldwide, with 2-3% (over 3 million) of them severe enough to require hospitalization. Worldwide, 95%3 of all cases occur in developing countries. In the U.S., there are approximately 120,000 annual bronchiolitis hospitalizations and approximately 3.2 million annual child hospitalizations globally. Currently, there is no approved treatment for bronchiolitis. The treatment for acute viral lung infections that cause bronchiolitis in infants is largely supportive care and is based primarily on prolonged hospitalization during which the infant receives a constant flow of oxygen to treat hypoxemia, a reduced concentration of oxygen in the blood. In addition, systemic steroids and inhalation with bronchodilators are sometimes utilized until recovery, but we believe that these treatments do not successfully reduce hospital LOS. We believe the U.S. market potential for bronchiolitis to be greater than $500 million and worldwide market potential to be greater than $1.2 billion.

Our BRO program is currently on hold due to the COVID-19 pandemic. The pivotal study for bronchiolitis was originally set to be performed in the winter of 2020/21 but was delayed due to the pandemic. We have completed three successful pilot studies for bronchiolitis. A further analysis of the three previously reported pilot studies was presented at the ATS International Conference 2021, which was held virtually from May 14, 2021 through May 19, 2021. Analysis across the studies (n=198 infants, mean age 3.9 months) showed that 150 ppm – 160 ppm NO administered intermittently was generally safe and well tolerated with adverse event rates similar among treatment groups with no reported treatment-related serious adverse events. The short course of treatments with intermittent high concentration inhaled NO was effective in shortening hospital LOS and accelerating time to fit for discharge – a composite endpoint of clinical signs and symptoms to indicate readiness to be evaluated for hospital discharge. This treatment was also effective in accelerating time to stable oxygen saturation – measured as SpO2 ≥ 92% in room air. Additionally, NO at a dose of 85 ppm NO showed no difference compared to control for all efficacy endpoints, while 150 ppm NO showed statistical significance when compared to control

Additionally, long-term safety data for high concentration inhaled NO in bronchiolitis was presented at the Pediatric Academic Societies Meeting 2022 (PAS 22), which was held in Denver, Colorado from April 21, 2022 through April 25, 2022. A total of 101 infants from the three prior pilot studies for bronchiolitis (n=198) participated in the long-term follow-up study. Study endpoints for the long-term safety study included the percentage of subjects re-hospitalized for bronchiolitis related reasons, such as wheezing episodes, pneumonia and asthma and the percentage of subjects re-hospitalized for any reason. Data from the study showed the re-hospitalization rate per 100 Patient Exposure Years (PEY) due to bronchiolitis related reasons trended favorably for the inhaled NO group. In addition, the long-term subject re-hospitalization rate for any reason was similar between inhaled NO and control groups. As such, the study concluded that the treatment of hospitalized infants with acute bronchiolitis by intermittent high dose inhaled NO shows a favorable long-term safety profile.

We believe that the entirety of data at 150 ppm - 160 ppm NO in both adult and infant patient populations supports further development of LungFit® PRO in a pivotal study for patients hospitalized with VCAP or bronchiolitis.

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

We reported additional positive interim results at the American Thoracic Society International Conference 2022 (ATS 2022), which was held in San Francisco from May 13, 2022 through May 18, 2022. At the time of data cutoff on April 4, 2022, a total of 15 subjects were enrolled in the pilot study. The mean age of subjects was 62.1 years (range: 22 – 82 years) with the majority female (80%), a distribution consistent with real-world NTM disease. The data show that high concentration inhaled NO was well tolerated following a total of 2,323 inhalations self-administered at home with no treatment related discontinuations reported and overall high treatment compliance. All 15 subjects were successfully titrated to 250 ppm NO in the hospital setting, and none have required dose reductions during the subsequent at-home portion of the study. Methemoglobin and NO2 concentrations remained within acceptable ranges in all subjects during NO treatment, below the safety thresholds of 10% and 5 ppm, respectively. Patients are followed up for 12 weeks after the 12-week treatment period is completed and the last patient visit at the end of week 24 is expected to occur in August 2022. The totality of the data will be used to evaluate efficacy measures, including quality of life, physical function, and sputum bacteria as compared to baseline measurements. The study is no longer enrolling patients, and we anticipate reporting the complete efficacy and safety results later in calendar year 2022. If the trial is successful, we would anticipate commencing a pivotal study in calendar year 2024.

Our program in COPD is in the preclinical stage and, subject to obtaining additional financing, is expected to enter clinical trials in calendar year 2023.

Ultra-High Concentration NO (UNO) in solid tumors through majority-owned affiliate Beyond Cancer, Ltd.

In the fourth calendar quarter of 2021, Beyond Cancer, our newly formed, majority-owned affiliate, raised $30 million in a private placement of common shares. The investors purchased a 20% equity ownership in Beyond Cancer, while Beyond Air maintained 80% equity ownership in Beyond Cancer. The funding is expected to be used to accelerate ongoing preclinical work including the completion of IND-enabling studies, completion of a Phase 1 study, expansion of preclinical programs for combination studies, hiring of additional Beyond Cancer team members, and optimization of the delivery system, as well as for general corporate purposes.

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

UNO has shown anticancer properties in preclinical trials by eliciting an immune response from the host. We have released this preclinical data at several medical/scientific conferences showing the promise of delivering NO at concentrations of 20,000 ppm – 200,000 ppm directly to tumors. Results showed that local tumor ablation with NO conveyed anti-tumor immunity to the host. We recently presented new in vivo and in vitro preclinical data at the American Association for Cancer Research (“AACR”) Annual Meeting 2022. The in vivo study assessed the mode of action following a single 5-minute gaseous NO (“gNO”) treatment provided data showing an effect on the primary tumor 14 days post treatment. These data showed that intratumoral injections of concentrations of gNO at 20,000 and 50,000 ppm led to increased recruitment of T cells, B cells, macrophages and dendrocytes to the primary tumor. An elevated number of T cells and B cells were also detected in the spleen and blood 21 days following gNO treatment. In addition, at the same timepoint, a marked reduction in the number of myeloid derived suppressor cells was seen in the spleen. Results from the in vitro study showed that exposure of six different cancer cell lines – including human ovarian and pancreatic and mouse lung, melanoma, colon, and breast– to UNO of gNO ranging from 10,000 ppm to 100,000 ppm for up to 10 minutes resulted in a dose-dependent cytotoxic response. The higher concentration doses of gNO led to near instant cell death, while the lower concentration doses required a longer exposure period to elicit cell death. Cell viability was assessed using two assays: XTT and clonogenic assay. After one minute of exposure to 25,000 ppm gNO, less than 10% viability was observed in all cell lines.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of June 30, 2022 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Contingent loss judgments and estimates,

●	Research and development expense recognition,

●	Licensed right to use Technology,

●	Stock-based compensation valuation and attribution, and

●	Income taxes

Off-Balance-Sheet Arrangements

As of June 30, 2022, we did not have any off-balance-sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Results of Operations and Comprehensive Loss

Below are the results of operations for the three months ended June 30, 2022 and June 30, 2021:

(in thousands)

	For the Three Months Ended
	June 30,
	2022	2021

Revenue	$-	$-

Operating expenses:

Research and development	3,226	2,741
General and administrative	8,214	3,850
Operating expenses	11,440	6,591

Operating loss	(11,440)	(6,591)

Other income (loss)
Dividend and interest income	8	1
Interest expense	(48)	(162)
Foreign exchange gain / (loss)	(177)	10
Other income	2	-
Total other income (loss)	(215)	(152)

Net loss	$(11,654)	$(6,743)

Net loss attributable to non-controlling interests	(720)	-

Net loss attributable to Beyond Air, Inc.	$(10,934)	$(6,743)

Foreign currency translation gain	172	-
Comprehensive loss attributable to Beyond Air, Inc.	$(10,762)	(6,743)

Net basic and diluted loss per share	$(0.37)	$(0.31)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	29,888,004	21,945,235

Comparison of Three Months Ended June 30, 2022 with the Three Months Ended June 30, 2021

Revenue

On June 28, 2022 the FDA approved LungFit® PH to treat PPHN. No revenue has been recognized in the three days between approval and June 30, 2022, the end of the first fiscal quarter.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 were $3.2 million as compared to $2.7 million for the three months ended June 30, 2021. The increase of $0.5 million was primarily attributed to an increase in spending on UNO for $0.7 million, a $0.2 million increase in stock-based compensation, partially offset by a net decrease of $0.5 million in NTM studies (due mainly to a decrease in net costs for $0.3 million plus the receipt of a $0.2 million R&D credit).

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 and June 30, 2021 were $8.2 million and $3.9 million, respectively. The increase of $4.3 million was attributed primarily to an increase of $2.8 million due to the creation of the Beyond Cancer entity ($0.3 million of salary expense, $1.9 million of stock-based compensation and $0.3 million of recruiting, office expenses and travel) plus an increase of $1.5 million in Beyond Air ($0.7 million increase in salaries and benefits for commercial and support staff, $1.0 million increase in stock-based compensation, $0.1 million increase in insurance $0.1 million increase in travel spend and $0.1 million increase in IT was partially offset by a reduction in legal fees of $0.4 million).

Other Income (Loss)

Other Income (Loss) for the three months ended June 30, 2022 and June 30, 2021 was a loss of ($0.2) million and a loss of ($0.2) million, respectively. A decrease in interest expense of $0.1 million from the cancellation of long-term debt was offset by a loss from foreign exchange of $0.2 million.

Net Loss Attributable to Non-controlling Interests

Net loss attributed to non-controlling interests for the three months ended June 30, 2022, was $0.7 million, compared to $0 for the three months ended June 30, 2021. Non-controlling interests represent 20% of the net loss of our Beyond Cancer subsidiary, which was established in November 2021.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders for the three months ended June 30, 2022, was ($10.9) million or a loss of ($0.37) per share, basic and diluted. Our net loss attributed to common stockholders for the three months ended June 30, 2021 was ($6.7) million or a loss of ($0.31) per share, basic and diluted.

Cash Flows

Below is a summary of the Company’s cash flows activities for the three months ended June 30, 2022 and June 30, 2021:

	Three Months Ended
	June 30,
(in thousands)	2022	2021

Net cash provided by (used in):
Operating activities	$(6,840)	$(3,918)
Investing activities	(264)	(27)
Financing activities	(536)	8,306
Effect of exchange rate changes on cash and cash equivalents	172	-
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,468)	$4,360

Operating Activities

For the three months ended June 30, 2022 the net cash used in operating activities was $6.8 million which was primarily due to the Company’s net loss of $11.7 million, which includes $4.6 million of stock-based compensation, and $0.5 million reduction in prepaid expenses (mainly related to prepaid insurance), partially offset by ($0.3) million for inventory purchases and ($0.2) million for the increase in grants receivable.

Investing Activities

For the three months ended June 30, 2022 and June 30, 2021, net cash used in investing activities was $0.2 million and $0, respectively, which was mainly for the purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the three months ended June 30, 2022 was $0.5 million, mainly from the payment of loans related to the financing of directors and officers insurance. Net cash provided by financing activities for the three months ended June 30, 2021 was $8.3 million, including $1.0 million from the issuance of common stock related to a $40 million stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) dated as of May 14, 2020 (the “Stock Purchase Agreement”) and $7.5 million from the issuance of common stock through the prior At-The-Market Equity Offering Sales Agreement (the “ATM”), partially offset by loan payments of $0.2 million.

Contractual Obligations

There have been no material changes to our contractual obligations since March 31, 2022. For a summary of our contractual obligations, see Item 7 of Part II of our Annual Report on Form 10-K for the year ended March 31, 2022 (the “2022 Annual Report”), filed with the SEC on June 29, 2022.

Liquidity and Capital Resources

Overview

We have not generated any revenue from the sale of products, but now that we have obtained regulatory approval for LungFit® PH, we expect to begin generating revenue in fiscal year 2023. We had an operating cash flow decrease of $6.8 million for the three months ended June 30, 2022 and we have experienced an accumulated loss of $134.6 million since inception through June 30, 2022. As of June 30, 2022, we had cash and cash equivalents of $72.8 million and $10.0 million restricted cash. We believe that our cash and cash equivalents as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the fourth fiscal quarter of 2024.

Our future capital needs and the adequacy of our available funds beyond one year from the date of filing these financial statements will depend on many factors, including, but not necessarily limited to, the cost and time necessary for the development, clinical studies and certification or regulatory approval of our other medical devices, indications as well as the commercial success of our approved product and any product candidates that receive marketing approval by the FDA. We may be required to raise additional funds through the sale of equity or debt securities or through strategic collaborations and/or licensing agreements in order to fund operations until we are able to generate enough product or royalty revenues, if any. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could have a material adverse effect on our strategic objectives, results of operations and financial condition.

On February 4, 2022, we entered into a new At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co, Inc. (the “2022 ATM”). Under the 2022 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time and at various prices. If shares of our common stock are sold, there is a 3% fee paid to the sales agent. As of June 30, 2022, there was a balance of $50 million available under the 2022 ATM.

On May 14, 2020, we entered into the New Stock Purchase Agreement with LPC, which replaced the former $20 million purchase agreement with LPC, dated August 10, 2018. The New Stock Purchase Agreement provides for the issuance of up to $40 million of our common stock, which we may sell from time to time in our sole discretion, to LPC over a period of 36 months, subject to the conditions and limitations in the New Stock Purchase Agreement. As of June 30, 2022, there was a balance of approximately $18.1 million available under the New Stock Purchase Agreement.

Our ability to continue to operate beyond the fourth fiscal quarter of 2024 will be largely dependent upon the successful commercial launch of LungFit® PH, as well as obtaining partners in other parts of the world, and the raising of additional funds to finance our activities until we are generating cash flow from operations. Further, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our other product candidates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2022, we deployed NetSuite, an enterprise resource planning system, across several legal entities to support our financial reporting business operations software, enhance visibility centrally and continue to strengthen our control environment. The implementation of NetSuite resulted primarily in changes to reports, interfaces and IT dependent controls. Therefore, we have modified the design and documentation of internal control processes and procedures relating to the new systems to enhance existing internal controls. The system changes were undertaken as an ongoing business initiative to improve and enhance our internal control over financial reporting.

Except as described in the previous paragraph, there were no other changes made to our internal controls over financial reporting that materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 14 to our unaudited condensed consolidated financial statements.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2022 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., dated January 9, 2017, filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated June 25, 2019, filed as Exhibit 3.3 to our Annual Report on Form 10-K, as filed with the SEC on June 28, 2019, and incorporated herein by reference.

3.3	Form of Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Beyond Air, Inc. (included in Appendix C to our Definitive Proxy Statement, filed with the SEC on January 22, 2021 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of AIT Therapeutics, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.2	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 10.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.3	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017, and incorporated herein by reference.

4.4	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on February 22, 2018, and incorporated herein by reference.

4.5	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

10.1	Employment Agreement, dated April 24, 2020, by and between Beyond Air, Inc. and Michael Gaul, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 5, 2022, and incorporated herein by reference

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEYOND AIR, INC.

/s/ Steven Lisi
Date: August 11, 2022	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Larson
Date: August 11, 2022	Douglas Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)

