Form 10-Q
period 2022-09-30
Beyond Air, Inc.
filed 2022-11-08
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 29,911,207 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,829	$80,242
Marketable Securities	32,617	-
Restricted cash	10,106	9,988
Inventory, net	711	350
Grant receivable	235	322
Other current assets and prepaid expenses	1,581	2,044
Total current assets	75,078	92,945
Licensed right to use technology	1,734	1,837
Right-of-use lease assets	2,265	2,216
Property and equipment, net	2,757	1,995
Other assets	205	207
TOTAL ASSETS	$82,039	$99,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,006	$1,129
Accrued expenses	8,934	8,374
Operating lease liability	348	281
Loan payable, current portion	310	927
Total current liabilities	11,598	10,712

Long-term liabilities
Operating lease liability	2,090	2,079
Long-term debt, net	200	200
Other long-term liabilities	4,500	8,000
Total liabilities	18,387	20,990

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 29,911,207 and 29,886,173 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	3	3
Treasury stock	(25)	(25)
Additional paid-in capital	204,930	196,269
Accumulated deficit	(146,541)	(123,639)
Accumulated other comprehensive income	438	96
Total stockholders’ equity attributable to Beyond Air, Inc	58,805	72,704
Non-controlling interests	4,847	5,505
Total Equity	63,652	78,209
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,039	$99,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Cost of Revenue	179	-	179	-

Gross Profit / (Loss)	(179)	-	(179)	-

Operating expenses:

Research and development	4,452	2,807	7,678	5,548
General and administrative	7,990	3,395	16,203	7,245
Operating expenses	12,442	6,201	23,882	12,793

Operating loss	(12,621)	(6,201)	(24,061)	(12,793)

Other income (loss)
Interest expense	(48)	(161)	(96)	(323)
Foreign exchange gain / (loss)	(217)	0	(394)	9
Other income / (expense)	88	(2,329)	99	(2,328)
Total other expense	(177)	(2,490)	(391)	(2,642)

Benefit from income taxes	-	-	-	-

Net loss	$(12,797)	$(8,692)	$(24,452)	$(15,435)

Less : net loss attributable to non-controlling interests	(830)	-	(1,550)	-

Net loss attributable to Beyond Air, Inc.	(11,968)	(8,692)	(22,902)	(15,435)

Foreign currency translation gain	171	-	343	-
Comprehensive loss attributable to Beyond Air, Inc.	$(11,797)	$(8,692)	$(22,559)	$(15,435)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.40)	$(0.36)	$(0.77)	$(0.67)

Weighted average number of shares, outstanding, basic and diluted	29,898,825	24,165,965	29,893,414	23,061,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2022	29,886,173	$3	$(25)	$196,269	$(123,639)	$96	$5,505	$78,209
Issuance of common stock upon exercise of options – cashless	1,831	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	4,178	-	-	445	4,624
Other comprehensive income	-	-	-	-	-	172	-	172
Net loss	-	-	-	-	(10,934)	-	(720)	(11,654)
Balance as of June 30, 2022	29,888,004	$3	$(25)	$200,448	$(134,573)	$268	$5,230	$71,351

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of July 1, 2022	29,888,004	$3	$(25)	$200,448	$(134,573)	$268	$5,230	$71,351
At the Market issuance of common stock, net	19,300	-	-	214				214
Issuance of common stock upon exercise of options – cashless	3,903	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	4,268	-	-	446	4,714
Other comprehensive income	-	-	-	-	-	171	-	171
Net loss	-	-	-	-	(11,968)	-	(830)	(12,797)
Balance as of September 30, 2022	29,911,207	$3	$(25)	$204,930	$(146,541)	$438	$4,847	$63,652

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Six Months Ended
	September 30,
	2022	2021

Cash flows from operating activities
Net loss	$(24,452)	$(15,435)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	235	123
Amortization of licensed right to use technology	102	19
Stock-based compensation	9,338	2,371
Amortization of debt discount and accretion of debt issuance costs	-	67
Amortization of operating lease assets	138	97
Unrealized loss on marketable securities	-	(5)
Foreign currency adjustments	394	9
Write-off of assets no longer used	235	-
Provision for inventory losses	49	-
Changes in:
Grant receivable	87	425
Inventory	(363)	-
Other current assets and prepaid expenses	421	(20)
Accounts payable	864	900
Accrued expenses	(3,108)	2,551
Net cash used in operating activities	(16,059)	$(8,898)

Cash flows from investing activities
Purchase of marketable securities	(32,617)	-
Security deposits made on operating leases	2	(73)
Purchase of property and equipment	(1,221)	(619)
Net cash used in investing activities	(33,835)	$(692)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with a Purchase agreement	-	1,031
Proceeds from issuance of common stock through at the Market offerings	214	22,440
Proceeds from issuance of common stock through exercise of stock options	-	50
Payment of loan	(617)	(453)
Net cash (used in) / provided by financing activities	(403)	$23,068
Effect of exchange rate changes on cash and cash equivalents	2	-

Increase (decrease) in cash, cash equivalents and restricted cash	(50,296)	13,478
Cash, cash equivalents and restricted cash at beginning of period	90,230	35,268
Cash, cash equivalents and restricted cash at end of period	$39,934	$48,746
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets	$274	$-
Operating lease liability	$274	$-
Supplemental disclosure of cash flow items:
Interest paid	$16	$179
Income taxes paid	$64	$-

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

The Company believes that LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, the Company believes that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s current areas of focus with LungFit® are PPHN, viral community-acquired pneumonia (“VCAP”) including COVID-19, bronchiolitis, nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). The Company’s current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the European Union (the “EU”), as well as comparable foreign regulatory authorities’ reviews or approvals in other countries or regions. The Company’s system will be marketed as a medical device in the U.S.

On November 4, 2021, Beyond Air reorganized its oncology business into a new private company called Beyond Cancer, Ltd (“Beyond Cancer”). Beyond Air’s preclinical oncology team and the exclusive right to the intellectual property portfolio utilizing ultra-high concentration of gaseous nitric oxide (“UNO”) for the treatment of solid tumors now reside with Beyond Cancer. The new subsidiary secured $30 million in private placement of common shares, including $4.8 million in conjunction with the retirement of long-term debt, providing investors with 20% equity ownership in Beyond Cancer. Beyond Air retained 80% ownership in Beyond Cancer (see Note 12).

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated balance sheet as of March 31, 2022 (the “2022 Annual Report”) was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 28, 2022. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s financial statements and the related notes thereto included in the 2022 Annual Report on Form 10-K.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and the accounts of all the Company’s subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. As the Company has both the power to direct activities of Beyond Cancer that most significantly impact Beyond Cancer’s economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations is reported as “non-controlling interest” on the Company’s consolidated balance sheets and as “net income (loss) attributable to non-controlling interest” in the Company’s consolidated statement of operations and comprehensive income (loss). All intercompany balances and transactions have been eliminated in the accompanying financial statements.

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

Liquidity Risks and Uncertainties

The Company used cash in operating activities of $16.1 million for the six months ended September 30, 2022, and has accumulated losses attributable to the stockholders of Beyond Air of $146.5 million. The Company had cash, cash equivalents, marketable securities and certain restricted cash of $65.0 million as of September 30, 2022 ($40.8 million excluding Beyond Cancer (see Note 2)). Based on management’s current business plan and taking into consideration cash designated for the Beyond Cancer program, the Company estimates that its cash and liquidity are sufficient to finance its operating requirements for at least one year from the date of filing these consolidated financial statements.

The Company’s future capital needs and the adequacy of its available funds will depend on many factors, including, but not necessarily limited to, the success and costs of commercialization of the Company’s approved product and the actual cost and time necessary for current and anticipated preclinical studies, clinical trials and other actions needed to obtain certification or regulatory approval of the Company’s product candidates.

The Company’s access to capital and liquidity currently includes a $40 million stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) (the “New Stock Purchase Agreement”), of which approximately $18.1 million remains available as of September 30, 2022. The New Stock Purchase Agreement provides for issuances through May 2023 at the Company’s discretion as long as certain requirements are met (see Note 5).

The Company entered into an At-The-Market Offering Sales Agreement, dated February 4, 2022 (the “2022 ATM”) for $50 million, of which $49.8 million in funds are available under this agreement as of September 30, 2022 (see Note 5).

The Company may be required to raise additional funds through equity or debt securities offerings or strategic collaboration and/or licensing agreements in order to fund operations if it is unable to generate enough product or royalty revenues, if any. Such financing may not be available on acceptable terms, or at all, and the Company’s failure to raise capital when needed could have a material adverse effect on its strategic objectives, results of operations and financial condition.

Other Risks and Uncertainties

The Company is subject to risks common to development and early-stage medical device companies including, but not limited to, new technological innovations, certifications or regulatory approval, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of approved products and the potential need to obtain additional financing. The Company is also dependent on third-party suppliers and, in some cases single-source suppliers.

The Company’s products require approval or clearance from the FDA prior to commencement of commercial sales in the United States. There can be no assurance that the Company’s products beyond LungFit® PH in the U.S. will receive the required approvals or clearances. Certifications, approvals or clearances are also required in foreign jurisdictions in which the Company may license or sell its products. If the Company is denied such certifications or approvals or clearances or such certifications, approvals or clearances are delayed, such denial or delay may have a material adverse impact on the Company’s results of operations, financial position and liquidity. Further, there can be no assurance that the Company’s product will be accepted in the marketplace, nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

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

Cash and Cash Equivalents, Short-Term Investments and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase and an investment in a U.S. government money market fund to be cash equivalents. The Company maintains its cash, cash equivalents and marketable securities in highly rated financial institutions in Israel, Ireland and the U.S., the balances of which, at times, may exceed federally insured limits.

Marketable securities include investment in fixed income bonds and U.S. Treasury securities that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value and are accounted for in accordance with ASC 320. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

As of September 30, 2022 and March 31, 2022, restricted cash included $10.1 million and $10.0 million, respectively. In both reporting periods, $2.6 million was designated for a contract manufacturer to be used for materials and parts that require long lead times and $7.4 million was held as collateral to secure a supersedeas bond for an appeal of a lawsuit (see Note 11).

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type and restricted cash (in thousands):

	September 30, 2022	March 31, 2022
Cash and cash equivalents	$29,829	$80,242

Marketable securities :
Marketable debt securities
Corporate debt securities	4,762	-
US government securities	10,855	-
Mutual funds	17,000	-
Total marketable securities	$32,617	$-

Restricted cash	10,106	9,988
Total cash, cash equivalents, short-term investments and restricted cash	$72,551	$90,230

The following table summarizes our short-term marketable securities with unrealized losses as of September 30, 2022, aggregated by major security type :

(in thousands)	Fair Value	Unrealized Losses
Corporate debt securities	4,762	(36)
US government securities	10,855	(2)
Mutual Funds	17,000	-
Total short-term marketable securities	$32,617	$(38)

All marketable securities are A- or higher rated. Only $97 thousand of marketable securities have maturities greater than 12 months.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

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

Grant Receivable

Under a collaboration arrangement with the Cystic Fibrosis Foundation (“CFF”), grant milestones are achieved subject to certain performance steps and requirements under a development program. Grant milestones are recorded as reimbursements against the applicable portion of the Company’s research and development expenses. Such reimbursements are reflected as a reduction of research and development expenses in the Company’s consolidated statements of operations and comprehensive income (loss), as the performance of research and development services for reimbursement is not considered to be an ongoing component or central to the Company’s operations. See Note 10.

Segment Reporting

Commencing with the creation of Beyond Cancer in November 2021 (see Note 12), the Company’s operations became classified into two segments, Beyond Air and Beyond Cancer. Each segment has its own management team, board of directors, corporate officers and legal entities. As of September 30, 2022, Beyond Air, Inc. owns 80% of the common stock of Beyond Cancer. The segment reporting is based on the manner in which the Company’s CEO as chief operating decision maker assesses performance and allocates resources across the organization. The Beyond Air segment includes unallocated corporate expenses associated with the public company fees as well as all corporate related assets and liabilities.

The following table summarizes segment financial information by business segment for the three and six months ended September 30, 2022:

(in thousands)	Beyond Air	Beyond Cancer
Cash, cash equivalents, marketable securities and certain restricted cash	$40,754	$24,291
All other assets	16,406	588
Total liabilities	(17,747)	(640)
Net assets – net liabilities	$39,413	$24,239
Non-controlling interests	$-	$4,847

Net loss for the six months ended September 30, 2022	$(16,703)	$(7,749)
Operating activities included in net loss:
Depreciation and amortization	232	4
Stock-based compensation expense	4,880	4,458

Cash used in operations	$(12,635)	$(3,425)

(in thousands)	Beyond Air	Beyond Cancer
Net loss for the three months ended September 30, 2022	$(8,650)	$(4,148)
Operating activities included in net loss:
Depreciation and amortization	112	2
Stock-based compensation expense	2,484	2,231

Cash used in operations	$(7,123)	$(2,097)

Research and Development

Research and development expenses are charged to the statement of operations as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. In the six months ended September 30, 2022 and September 30, 2021, the Company received an AU Tax Rebate in the amount of $182 thousand and $0, respectively. The entirety of the $182 thousand was received in the three months ended June 30, 2022, and no amount was received in the three months ended September 30, 2022.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Fair value for restricted stock unit awards is valued using the closing price of the Company’s common stock on the date of grant. The grant date fair value is recognized over the requisite service period during which an employee and non-employee is required to provide service in exchange for the award, using the accelerated method. The grant date fair value of employee and non-employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. Due to the Company’s limited trading history, the Company utilizes weighting of its historical volatility and the implied volatility based on an aggregate of guideline companies. The Company uses the simplified method to estimate the expected term.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets as follows:

Computer equipment	Three years
Furniture and fixtures	Five years
Clinical and medical equipment	Five years
Equipment deployable as part of a service offering	Five years
Leasehold improvements	Shorter of term of lease or estimated useful life of the asset

Licensed Right to Use Technology

Licensed right to use technology that is considered platform technology with alternative future uses is recorded as an intangible asset and is amortized on a straight-line method over its estimated useful life, determined to be thirteen years (see Note 11).

Supplier Concentration

The Company relies on dozens of third-party suppliers to provide materials for its devices and consumables. In the six months ended September 30, 2022, the Company purchased approximately 69% if its materials from two third-party vendors, with these vendors representing 53% and 16%, respectively. In the six months ended September 30, 2021, the Company had no significant supplier concentration.

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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of September 30, 2022 and March 31, 2022, the Company recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more-likely-than-not threshold.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of September 30, 2022, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (“R&D”) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value amounts at September 30, 2022 are :

(in thousands)	Level 1	Level 2	Level 3

Marketable securities :
Corporate debt securities	$4,762	$-	$-
Government securities	10,855	-	-
Mutual funds	17,000	-	-
Marketable Securities	$32,617	$-	$-

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2022 and March 31, 2022:

(in thousands)	September 30, 2022	March 31, 2022

Clinical and medical equipment	$1,374	$1,682
Equipment deployable as part of a service offering	868	-
Computer equipment	527	364
Furniture and fixtures	414	311
Leasehold improvements	428	404
	3,612	2,762
Accumulated depreciation and amortization	(855)	(767)
	$2,757	$1,995

Depreciation and amortization expense for the three months ended September 30, 2022 and September 30, 2021 was $112 thousand and $65 thousand, respectively. In the three months ended September 30, 2022, upon retirement of clinical equipment determined to have no remaining useful life, $382 thousand of Clinical equipment was removed less $147 thousand of accumulated depreciation and the charge was recorded in R&D in the accompanying statement of operations. Depreciation and amortization expense for the six months ended September 30, 2022 and September 30, 2021 was $235 thousand and $123 thousand, respectively.

NOTE 5 STOCKHOLDERS’ EQUITY

On May 14, 2020, the Company entered into the New Stock Purchase Agreement with LPC (the “New Stock Purchase Agreement”), which provides for the issuance of up to $40 million of its common stock which the Company may sell from time to time in its sole discretion to LPC over 36 months, provided that the closing price of the Company’s common stock is not below $0.25 per share and subject to certain other conditions and limitations set forth in the New Stock Purchase Agreement. For the six months ended September 30, 2022 and September 30, 2021, the Company received net proceeds of $0 and $1.0 million from the sale of 0 and 200,000 shares of common stock, respectively. As of September 30, 2022, there was a balance of approximately $18.1 million available under the New Stock Purchase Agreement.

On February 4, 2022, the Company entered into the “2022 ATM”, allowing the Company to sell its common stock for aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the 2022 ATM. If shares of the Company’s common stock are sold, there is a 3% fee paid to the sales agent.

For both the three months and six months ended September 30, 2022, the Company received net proceeds of $0.2 million from the sale of 19,300 shares of common stock.

For the three and six months ended September 30, 2021, the Company received net proceeds of $15.0 million and $22.4 million from the sale of 1,659,664 and 2,899,069 shares of common stock, respectively on its previous ATM (the “2020 ATM”).

As of September 30, 2022, there were $49.8 million in funds available under the 2022 ATM.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the period ended September 30, 2022 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2022	949,600	6.92
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of September 30, 2022	949,600	$6.92

Stock-based compensation expense related to these stock issuances for the three months ended September 30, 2022 and September 30, 2021 was $701 thousand and $161 thousand, respectively. Stock-based compensation for the six months ended September 30, 2022 and September 30, 2021 was $1,395 thousand and $319 thousand, respectively.

Stock Option Plans

The Company’s Fourth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. The vesting terms of the options issued under the 2013 BA Plan are generally four years and expire in ten years from the grant date. The 2013 BA Plan has 7,600,000 shares authorized for issuance. As of September 30, 2022, 321,761 shares were available under the 2013 BA Plan.

A summary of the change in options for the six months ended September 30, 2022, is as follows:

	Number Of Options	Weighted Average Exercise Price Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of April 1, 2022	5,508,631	$5.60	8.1	$6,831
Granted	116,500	7.95	-	-
Exercised	(15,000)	5.21	-	-
Forfeited	(28,500)	5.88	-	-
Outstanding as of September 30, 2022	5,581,631	$5.65	7.6	$10,565
Exercisable as of September 30, 2022	2,548,881	$4.77	6.3	$6,879

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer’s common stock. The vesting terms of the options issued under the 2021 BC Plan are generally four years and expire in ten years from the grant date. On December 1, 2021, the Company’s Board of Directors approved to reserve for issuance 2,000,000 shares of common stock. As of September 30, 2022, 157,500 shares were available under the 2021 BC Plan.

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of April 1, 2022	1,763,500	$2.76	9.3	$12,768
Granted	89,000	10.00	9.6	-
Exercise	-	-	-	-
Forfeited	(10,000)	10,00	9.5	-
Outstanding as of September 30, 2022	1,842,500	$3.07	9.3	$12,759
Exercisable as of September 30, 2022	-	$-	-	$-

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

As of September 30, 2022, the Company had unrecognized stock-based compensation expense in the 2013 BA Plan of approximately $7.7 million which is expected to be expensed over the weighted average remaining service period of 1.4 years. For the six months ended September 30, 2022 and September 30, 2021, the weighted average fair value of options granted was $5.98 and $7.92 per share, respectively.

As of September 30, 2022, the Company had unrecognized stock-based compensation expense in the 2021 BC Plan of approximately $10.3 million which is expected to be expensed over the weighted average remaining service period of 1.8 years. For the six months ended September 30, 2022, the weighted average fair value of options granted was $8.28 per share.

The following was utilized to calculate the fair value of options on the date of grant:

	September 30, 2022	September 30, 2021
Risk-free interest rate	2.5 - 3.7%	0.1%
Expected volatility (Beyond Air)	87.4 - 89.1%	90.3 – 90.5%
Expected volatility (Beyond Cancer)	104.7 – 106.7%	n/a
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The following summarizes the components of stock-based compensation expense which include stock options and restricted stock for the three and six months ended September 30, 2022 and September 30, 2021, respectively:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$1,002	$379	$1,957	$744
General and administrative	3,713	776	7,381	1,627
Total stock-based compensation expense	$4,714	$1,155	$9,338	$2,371

Warrants

A summary of the Company’s outstanding warrants as of September 30, 2022 is as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration
Third-party license agreement	208,333	$4.80	$550	January 2024
March 2020 loan	172,187	$7.26	31	March 2025
NitricGen Agreement	80,000	$6.90	43	January 2028
Total	460,520	$6.08	$624

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

No warrants were issued or exercised in the six months ended September 30, 2022. For both the three and six months ended September 30, 2021, 415,664 warrants were exercised on a cashless basis in exchange for 271,811 shares.

NOTE 6 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of September 30, 2022 and March 31, 2022 is as follows (in thousands):

	September 30, 2022	March 31, 2022
Research and development	$169	$216
Insurance	444	1,037
Down payment on tooling	104	-
Prepaid rents and tenant improvement	257	-
Prepaid marketing materials	69	-
Value added tax receivable	179	282
Other	359	508
Total	$1,581	$2,044

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses as of September 30, 2022 and March 31, 2022 is as follows (in thousands):

	September 30, 2022	March 31, 2022
Research and development	$515	$1,006
Professional fees	240	442
Employee salaries and benefits	620	409
Accrual for contingent liabilities (Note 11)	2,515	2,435
Accrued Circassia Settlement (Note 9)	3,500	2,500
Accrued NitricGen agreement (Note 11)	1,500	1,500
Other	44	82
Total short-term accrued expenses	$8,934	$8,374

Accrued Circassia Settlement payments – long term (Note 9)	$4,500	$8,000
Total other long-term liabilities	$4,500	$8,000

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	September 30, 2022	September 30, 2021

Common stock warrants	460,520	3,017,959
Common stock options	5,581,631	4,271,660
Restricted shares	949,600	537,200

Total	6,991,751	7,826,819

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

On May 25, 2021, the Company and Circassia entered into a Settlement Agreement resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments, the first payment of $2.5 million was triggered upon FDA approval (fixing the “Initial Payment Due Date” at July 28, 2022). Thereafter, the Company will pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the US. This royalty will terminate once the aggregate payment reaches $6 million.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 GRANT COLLABORATON AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.17 million from the CFF to advance the clinical development of high concentration NO for the treatment of Nontuberculous Mycobacteria, or NTM pulmonary disease, which disproportionally affects cystic fibrosis patients. Under the terms of the agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot study. The grant provides milestones based upon the achievement of performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The cumulative royalties are capped at four times the grant actually paid to the Company. A total of $1,510 thousand has been recognized as a reduction of R&D costs from this grant to date, including $181 thousand and $338 thousand in the three and six months respectively, ended September 30, 2022.

NOTE 11 COMMITMENTS AND CONTINGENCIES

License Agreements

On October 22, 2013, the Company entered into a patent license agreement (the “CareFusion Agreement”) with SensorMedics Corporation, a subsidiary of CareFusion Corp. (“CareFusion”), pursuant to which the Company agreed to pay to CareFusion a non-refundable upfront fee of $150 thousand that is credited against future royalty payments, and is obligated to pay 5% royalties of any licensed product net sales, but at least $50 thousand per annum during the term of the agreement. As of September 30, 2022, the Company has not paid any royalties to CareFusion since the Company has not received any revenues from the technology associated with the license under the CareFusion Agreement. The term of the CareFusion Agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the CareFusion Agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that the Company does not meet certain milestones.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 COMMITMENTS AND CONTINGENCIES (continued)

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The remaining future milestone payments are $1.8 million of which $1.5 million is due six months after approval of the LungFit® by the FDA and is included in accrued expenses as of March 31, 2022 and September 30, 2022.

See Note 9 for license settlement commitments.

Employment Agreements

Certain agreements between the Company and its officers contain a change of control provision for payment of severance arrangements.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides twelve months’ notice of its intent not to renew the agreement. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of September 30, 2022 was approximately $2.7 million with this supplier. This supplier holds $2.7 million of restricted cash to secure long lead time materials on the Company’s behalf.

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

On August 20, 2020, the Trial Court denied the Company’s summary judgment motion as to the first and third claims for relief, but dismissed the second claim for declaratory judgment as moot (the “August 20 Decision”). The Appellate Division First Department denied the Company’s appeal of the August 20 Decision on September 30, 2021. Following a three-day bench trial, the Trial Court issued a decision on October 14, 2021, finding in favor of Empery on the two remaining claims, granting reformation of the Warrant Agreement, and awarding Empery damages in the aggregate amount of approximately $5.8 million. On November 12, 2021, the Company filed a notice of appeal. Pending appeal, the Company is required to use approximately $7.4 million of cash as collateral to secure a supersedeas bond for the full amount of damages and interest in case the Company is unsuccessful in its appeal. On September 30, 2021, the Company recorded an estimate for a contingent loss of $2.4 million. In consultation with outside legal counsel, the Company believes that it has several meritorious defenses against the claims, and the decision of the Trial Court including, but not limited to, the quantification of damages. The Company perfected its appeal in September 2022.

On December 28, 2021 Hudson Bay Master Fund (“Hudson”) filed a lawsuit against us related to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering.

Hudson’s complaint alleges breach of contract and that Hudson is entitled to damages estimated at approximately $2.6 million as a result of certain adjustments to the exercise price and number of warrant shares issuable following the February 2018 financing transaction. The fact pattern of these claims differs from the claims associated with the initial Empery judgment and in consultation with outside legal counsel, the Company believes that it has several meritorious defenses against Hudson’s claims. November 7, 2022, Hudson Bay filed a motion for summary judgment, prior to the close of discovery. The Company believes that Hudson’s claims have no merit and we will vigorously defend such lawsuit.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 BEYOND CANCER AND RELATED PARTY TRANSACTIONS

On November 4, 2021, the Company announced that Beyond Air and Beyond Cancer, Ltd agreed to terms to which the Company, through its subsidiaries would be licensing certain intellectual property and other assets related to, or necessary for the development, commercialization, manufacture and distribution of certain cancer treatment products and/or technologies to a subsidiary of the Company (the “Transaction”). In connection and concurrently with the closing of the Transaction, Beyond Cancer issued and sold common shares, par value $1.00 to certain investors pursuant to a subscription agreement (the “Offering”). The Offering consisted of an aggregate of 3 million common shares of Beyond Cancer at a purchase price of $10.00 per share. The maximum amount of shares offered had been purchased for a total of $30 million (including $4.8 million from the terminated Loan Facility) for 20% of the equity in Beyond Cancer. Beyond Air retained 80% ownership of Beyond Cancer, which will have exclusive right to the intellectual property portfolio utilizing UNO for the treatment of solid tumors. Beyond Cancer will pay Beyond Air a single digit royalty on all future revenues.

Members of the Board of Directors of Beyond Air who are also member of the Board of Directors of Beyond Cancer, and their families, are considered related parties to the Offering. Related parties invested $1.1 million in the Offering.

The carrying amount of net assets of the VIE included in the consolidated financial statements, after the elimination of intercompany balances and transactions, was $24.3 million, as of September 30, 2022, compared to $27.5 million at March 31, 2022. (See Note 2, Segment Reporting for additional disclosure of the VIE assets and liabilities.) The Company’s attributed losses as the primary beneficiary was proportional to its equity interest in Beyond Cancer (80%) for the period from inception until September 30, 2022.

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

Beyond Air, Inc., the Beyond Air logo and other trademarks or service marks of Beyond Air, Inc. appearing in this Quarter Report on Form 10-Q are the property of Beyond Air, Inc. This Form 10-Q also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Introduction

We are a commercial-stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. Our first device, LungFit® PH, received premarket approval from the U.S. Food and Drug Administration (the “FDA”), for persistent pulmonary hypertension of the newborn (“PPHN”), in June 2022. The NO generated by the LungFit® PH Systemsystem is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. Our current areas of focus with LungFit® are PPHN, viral community-acquired pneumonia (“VCAP”) including COVID-19 (previously acute viral pneumonia), bronchiolitis, nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). The Company’s current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the EU for the product to be CE marked, as well as comparable foreign regulatory authorities. The Company’s system will be marketed as a medical device in the U.S.

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

LungFit® PH for the treatment of Persistent Pulmonary Hypertension of the Newborn (PPHN)

In June 2022, the FDA approved LungFit® PH to treat PPHN. LungFit® PH is the inaugural device from the LungFit® platform of NO generators that use patented ionizer technology and is the first FDA-approved product for Beyond Air.

We also expect to receive the CE Mark under the Medical Device Regulation (“MDR”) in the EU around the end of calendar year 2022. According to the most recent year-end report from Mallinckrodt Pharmaceuticals, sales of NO were $448.5 million in 2021 (down from $574.1 million in 2020) for the United States, Canada, Japan, Mexico and Australia, with ~90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the U.S. sales potential of LungFit® PH in PPHN to be greater than $400 million and worldwide sales potential to be greater than $700 million. We initiated the first phase of our commercial launch in June 2022 in the U.S. and will continue to work toward a potential launch in the EU and globally in 2022 and beyond.

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

We presented additional detailed study results at the 32nd European Congress of Clinical Microbiology & Infectious Diseases (ECCMID 2022), which took place from April 23, 2022 through April 26, 2022 as a hybrid event both onsite in Lisbon, Portugal and online. At the time of the data cut off, the trial enrolled a total of 40 subject hospitalized for VCAP (SARS-CoV-2, n=39; other viruses n=1). The ITT population included 35 subjects with 16 subjects in the inhaled NO group and 19 subjects in the control group. The primary COVID-19 treatments used during the study were Remdesivir (>30%) and Dexamethasone (>65%). Safety data from the study showed that inhaled NO treatment was well tolerated overall with no treatment related adverse events as assessed by the investigators. There were two serious adverse events reported in the group receiving inhaled NO along with SST, which were determined to be related to underlying conditions and unrelated to study drug/device. From an efficacy perspective, results showed a trend of shortening length of stay (“LOS”) in favor of the inhaled NO treatment group by a factor 1.8 in favor of inhaled NO treatment. Duration of oxygen support, measured in-hospital and at home, was significantly shorter (p=0.0339) for inhaled NO treated subjects. Subjects with unstable oxygen saturation during hospitalization, 66.7% of the inhaled NO treatment group reached stable saturation of ≥93% during hospital stay as compared to 26.7% in the SST group.

After completion of the study and the 180-follow-up period, incremental data were provided in a poster presentation at IDWeek 2022 held from October 19th through October 23rd in Washington DC. The efficacy results show a trend of shortening LOS in favor of the inhaled NO treatment group. Also, duration of oxygen support, measured in-hospital and at home, was significantly shorter for inhaled NO treated subjects. Additionally, data show a larger decline in c-reactive protein (CRP) from baseline for subjects treated with NO + SST compared to the control group. Analysis of the LungFit PRO study in VCAP patients demonstrates that high concentration NO delivery with the LungFit PRO generator and delivery system can be a powerful tool against any type of pneumonia, especially COVID-19. We anticipate commencing a pivotal study in calendar year 2023 following discussions with the FDA.

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

We reported additional positive interim results at the American Thoracic Society International Conference 2022 (ATS 2022), which was held in San Francisco from May 13, 2022 through May 18, 2022. At the time of data cutoff on April 4, 2022, a total of 15 subjects were enrolled in the pilot study. The mean age of subjects was 62.1 years (range: 22 – 82 years) with the majority female (80%), a distribution consistent with real-world NTM disease. All 15 subjects were successfully titrated to 250 ppm NO in the hospital setting, and no patients required dose reductions during the subsequent at-home portion of the study. Patients were followed up for 12 weeks after the 12-week treatment period was completed. After completion of the study, we presented detailed data at the CHEST (The American College of Chest Physicians) annual meeting, which was held from October 16, 2022 through October 19, 2022 further supporting development of intermittent high dose NO for the treatment of NTM. The study demonstrated that high does nitric oxide treatment was safe and well-tolerated in both the home and hospital settings. During the 10-week at-home treatment period of the study, a total of 2,492 inhalations were self-administered with overall high treatment compliance (>90%). There were no serious adverse events (SAE) related to treatment discontinuations reported over the 12-week treatment or 12-week follow up periods. Key efficacy endpoints showed strong results with improvement seen in the majority of quality-of-life domains. Respiratory function and physical function were maintained during treatment and follow-up. Trends in the reduction of microbial load were observed and one subject achieved culture conversion with three consecutive negative sputum samples. We anticipate commencing a pivotal study late in calendar year 2024 following discussions with the FDA.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2022 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Contingent loss judgments and estimates,

●	Research and development expense recognition,

●	Licensed right to use Technology,

●	Stock-based compensation valuation and attribution, and

●	Income taxes

Results of Operations and Comprehensive Loss

Below are the results of operations for the three and six months ended September 30, 2022 and September 30, 2021:

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Cost of Revenue	179	-	179	-

Gross Profit / (Loss)	(179)	-	(179)	-

Research and development	4,452	2,807	7,678	5,548
General and administrative	7,990	3,395	16,203	7,245
Operating expenses	12,442	6,201	23,882	12,793

Operating loss	(12,621)	(6,201)	(24,061)	(12,793)

Other income (loss)
Interest expense	(48)	(161)	(96)	(323)
Foreign exchange gain / (loss)	(217)	(0)	(394)	9
Other income / (expense)	88	(2,329)	99	(2,328)
Total other expense	(177)	(2,490)	(391)	(2,642)

Benefit from income taxes	-	-	-	-

Net loss	$(12,797)	$(8,692)	$(24,452)	$(15,435)

Less : net loss attributable to non-controlling interests	(830)	-	(1,550)	-

Net loss attributable to Beyond Air, Inc.	(11,968)	(8,692)	(22,902)	(15,435)

Foreign currency translation gain	171	-	343	-
Comprehensive loss attributable to Beyond Air, Inc.	$(11,797)	$(8,692)	$(22,559)	$(15,435)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.40)	$(0.36)	$(0.77)	$(0.67)

Weighted average number of shares, outstanding, basic and diluted	29,898,825	24,165,965	29,893,414	23,061,667

Comparison of Three and Six Months Ended September 30, 2022 with the Three and Six Months Ended September 30, 2021

Revenue

On June 28, 2022 the FDA approved LungFit® PH to treat PPHN. No revenue was recognized for the three months or six months ended September 30, 2022 or for the three or six months ended September 30, 2021.

Cost of Revenue

Cost of Revenue of $0.2 million was recognized for the three and six months ended September 30, 2022 compared to $0 for the six and three months ended September 30, 2021. These costs are primarily related to the establishment of several warehouse locations to optimize deliveries to future customers across the U.S.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022 were $4.5 million as compared to $2.8 million for the three months ended September 30, 2021. The increase of $1.7 million was primarily attributed to an increase in spending on UNO for $0.9 million, a $0.6 million increase in stock-based compensation and the timing of NTM expenses of $0.1 million.

Research and development expenses for the six months ended September 30, 2022 were $7.7 million as compared to $5.5 million for the six months ended September 30, 2021. The increase of $2.2 million was primarily attributed to the $1.2 million increase of R&D infrastructure and pre-clinical work in UNO, a $1.2 million increase in stock-based compensation, partially offset by a ($0.1) million decrease in NTM project spend and the recognition of a ($0.2) million R&D credit received.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 and September 30, 2021 were $8.0 million and $3.4 million, respectively. The increase of $4.6 million was attributed primarily to an increase of $2.5 million due to the creation of the Beyond Cancer entity ($0.4 million of salary expense, $1.9 million of stock-based compensation and $0.2 million of recruiting, office expenses and travel) plus an increase of $2.1 million in Beyond Air ($0.2 million increase in salaries and benefits for commercial and support staff, $1.0 million increase in stock-based compensation, $0.1 million increase in insurance, $0.4 million in consulting fees, $0.3 million increase in travel spend and $0.3 million increase in IT and physical infrastructure was partially offset by a reduction in legal fees of ($0.2) million).

General and administrative expenses for the six months ended September 30, 2022 and September 30, 2021 were $16.2 million and $7.2 million, respectively. The increase of $9.0 million was attributed primarily to an increase of $5.3 million due to the creation of the Beyond Cancer entity ($0.9 million of salary expense, $3.7 million of stock-based compensation, $0.2 million travel and $0.3 million of office expenses and other) plus an increase of $3.7 million in Beyond Air ($0.9 million increase in salaries and benefits for commercial and support staff, $2.0 million increase in stock-based compensation, $0.2 million increase in insurance, $0.3 million in marketing/branding, $0.3 million increase in travel spend, $0.3 million increase in IT and physical infrastructure and $0.2 million in consulting was partially offset by a reduction in legal fees of ($0.6) million).

Other Income (Loss)

Other Income (Loss) for the three months ended September 30, 2022 and September 30, 2021 was a loss of ($0.2) million and a loss of ($2.5) million, respectively. The reduction of other loss is mainly due to the recording of a contingent liability related to a lawsuit in 2021 for $2.4 million, partially offset by increased foreign exchange losses of $0.2 million.

Other Income (Loss) for the six months ended September 30, 2022 and September 30, 2021 was a loss of ($0.4) million and a loss of ($2.6) million, respectively. The reduction of other loss is mainly due to the recording of a contingent liability related to a lawsuit in 2021 for $2.4 million, partially offset by increased foreign exchange losses of $0.4 million.

Net Loss Attributable to Non-controlling Interests

Net loss attributed to non-controlling interests for the three months ended September 30, 2022, was $0.8 million, compared to $0 for the three months ended September 30, 2021. Net loss attributed to non-controlling interests for the six months ended September 30, 2022, was $1.6 million, compared to $0 for the six months ended September 30, 2021. Non-controlling interests represent 20% of the net loss of our Beyond Cancer subsidiary, which was established in November 2021.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders of Beyond Air, Inc for the three months ended September 30, 2022, was ($12.0) million or a loss of ($0.40) per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the three months ended September 30, 2021 was ($8.7) million or a loss of ($0.36) per share, basic and diluted.

Net loss attributed to common stockholders of Beyond Air, Inc for the six months ended September 30, 2022, was ($22.9) million or a loss of ($0.77) per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the six months ended September 30, 2021 was ($15.4) million or a loss of ($0.67) per share, basic and diluted.

Liquidity and Capital Resources

Cash Flows

Below is a summary of the Company’s cash flows activities for the six months ended September 30, 2022 and September 30, 2021:

	Six Months Ended
	September 30,
(in thousands)	2022	2021

Net cash provided by (used in):
Operating activities	$(16,059)	$(8,898)
Investing activities	(33,835)	(692)
Financing activities	(403)	23,068
Effect of exchange rate changes on cash and cash equivalents	2	-
Net increase (decrease) in cash, cash equivalents and restricted cash	$(50,296)	$13,478

Operating Activities

For the six months ended September 30, 2022 the net cash used in operating activities was $16.1 million which was primarily due to the Company’s net loss of $24.5 million, which includes $9.3 million of stock-based compensation, $0.9 million increase in accounts payable, $0.5 million of depreciation and amortization and $0.5 million decrease in prepaid expenses (mainly related to prepaid insurance), partially offset by ($2.5) million of the payment of the first tranche of the Circassia settlement and ($0.3) million for inventory purchases.

For the six months ended September 30, 2021 the net cash used in operating activities was $8.9 million which was primarily due to the Company’s net loss of $15.4 million, which includes $0.3 million of depreciation and amortization, non-cash stock-based compensation expense of $2.4 million, a decrease of grants receivable of $0.4 million and an increase of $3.5 million of accounts payable and accrued expenses.

Investing Activities

For the six months ended September 30, 2022 and September 30, 2021, net cash used in investing activities was $33.8 million and $0.7 million, respectively. In the six months ended September 2022, the Company invested $32.6 million of excess cash in high quality, short term, US dollar denominated marketable equities with high liquidity, and $1.2 million for the purchase of property and equipment, including LungFit PH devices. In the six months ended September 30, 2021, the Company invested $0.7 million, mainly for the purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the six months ended September 30, 2022 was $0.4 million, mainly from the $0.6 million payment of loans related to the financing of directors and officers insurance, partially offset by $0.2 million of funds received from issuance of common stock through the 2022 ATM. Net cash provided by financing activities for the six months ended September 30, 2021 was $23.1 million, including $1.0 million from the issuance of common stock related to the stock purchase agreement with Lincoln Park Capital Fund and $22.4 million from the issuance of common stock through the At-The-Market Equity Offering Sales Agreement, partially offset by loan payments of $0.5 million.

Contractual Obligations

There have been no material changes to our contractual obligations since March 31, 2022. For a summary of our contractual obligations, see Item 7 of Part II of our Annual Report on Form 10-K for the year ended March 31, 2022 (the “2022 Annual Report”), filed with the SEC on June 29, 2022.

Overview

We have not generated any revenue from the sale of products, but now that we have obtained regulatory approval for LungFit® PH, we expect to begin generating revenue in fiscal year 2023. We had an operating cash outflows of $16.1 million for the six months ended September 30, 2022 and we have experienced an accumulated loss of $146.5 million since inception through September 30, 2022. As of September 30, 2022, we had cash and cash equivalents, marketable securities of $62.4 million and $10.1 million restricted cash. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 month from the financial reporting date.

Our future capital needs and the adequacy of our available funds beyond one year from the date of filing these unaudited consolidated financial statements will depend on many factors, including, but not necessarily limited to, the cost and time necessary for the development, clinical studies and certification or regulatory approval of our other medical devices, indications as well as the commercial success of our approved product and any product candidates that receive marketing approval by the FDA. We may be required to raise additional funds through the sale of equity or debt securities or through strategic collaborations and/or licensing agreements in order to fund operations until we are able to generate enough product or royalty revenues, if any. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could have a material adverse effect on our strategic objectives, results of operations and financial condition.

On February 4, 2022, we entered into a new At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co, Inc. (the “2022 ATM”). Under the 2022 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time and at various prices. If shares of our common stock are sold, there is a 3% fee paid to the sales agent. As of September 30, 2022, there was a balance of $49.8 million available under the 2022 ATM.

On May 14, 2020, we entered into the New Stock Purchase Agreement with LPC, which replaced the former $20 million purchase agreement with LPC, dated August 10, 2018. The New Stock Purchase Agreement provides for the issuance of up to $40 million of our common stock, which we may sell from time to time in our sole discretion, to LPC over a period of 36 months, subject to the conditions and limitations in the New Stock Purchase Agreement. As of September 30, 2022, there was a balance of approximately $18.1 million available under the New Stock Purchase Agreement.

Our ability to continue to operate beyond the fourth calendar quarter of 2023 will be largely dependent upon the successful commercial launch of LungFit® PH, as well as obtaining partners in other parts of the world, and the raising of additional funds to finance our activities until we are generating cash flow from operations. Further, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our other product candidates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2022, there were no changes made to our internal controls over financial reporting that materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

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

BEYOND AIR, INC.

/s/ Steven Lisi
Date: November 8, 2022	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Larson
Date: November 8, 2022	Douglas Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)

