Form 10-Q
period 2022-12-31
Beyond Air, Inc.
filed 2023-02-10
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 9, 2023, there were 30,091,307 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED DECEMBER 31, 2022

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$25,478	$80,242
Marketable securities	27,641	-
Restricted cash	10,085	9,988
Inventory, net	955	350
Grant receivable	355	322
Other current assets and prepaid expenses	1,500	2,044
Total current assets	66,015	92,945
Licensed right to use technology	1,683	1,837
Right-of-use lease assets	2,426	2,216
Property and equipment, net	3,624	1,995
Other assets	211	207
TOTAL ASSETS	$73,959	$99,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,411	$1,129
Accrued expenses	9,777	8,374
Operating lease liability	349	281
Loan payable, current portion	60	927
Total current liabilities	11,597	10,712
Operating lease liability	2,282	2,079
Long-term debt, net	140	200
Other long-term liabilities	4,500	8,000
Total liabilities	18,519	20,990

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 30,013,907 and 29,886,173 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	3	3
Treasury stock	(25)	(25)
Additional paid-in capital	210,097	196,269
Accumulated deficit	(159,288)	(123,639)
Accumulated other comprehensive income	159	96
Total stockholders’ equity attributable to Beyond Air, Inc	50,946	72,704
Non-controlling interests	4,494	5,505
Total equity	55,440	78,209
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,959	$99,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Cost of revenue	68	-	247	-

Gross profit / (loss)	(68)	-	(247)	-

Operating expenses:

Research and development	5,000	2,543	12,679	8,091
General and administrative	8,941	4,943	25,144	12,188
Operating expenses	13,941	7,486	37,823	20,279

Operating loss	(14,010)	(7,486)	(38,070)	(20,279)

Other income (loss)
Interest expense	(46)	(57)	(142)	(377)
Foreign exchange gain / (loss)	286	(8)	(108)	2
Estimated liability for contingent loss	(248)	-	(248)	(2,742)
Other income / (expense)	219	(412)	317	-
Total other expense	211	(476)	(180)	(3,118)

Benefit from income taxes	-	-	-	-

Net loss	$(13,798)	$(7,962)	$(38,250)	$(23,397)

Less : net loss attributable to non-controlling interests	(1,051)	(223)	(2,601)	(223)

Net loss attributable to Beyond Air, Inc.	$(12,747)	$(7,739)	$(35,649)	$(23,174)

Foreign currency translation gain and loss	(184)	-	159	-
Comprehensive loss attributable to Beyond Air, Inc.	$(12,931)	$(7,739)	$(35,490)	$(23,174)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.43)	$(0.29)	$(1.19)	$(0.95)

Weighted average number of shares, outstanding, basic and diluted	29,921,254	26,822,302	29,902,694	24,319,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2022	29,886,173	$3	$(25)	$196,269	$(123,639)	$96	$5,505	$78,209
Issuance of common stock upon exercise of options – cashless	1,831	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	4,178	-	-	445	4,624
Other comprehensive income	-	-	-	-	-	172	-	172
Net loss	-	-	-	-	(10,934)	-	(720)	(11,654)
Balance as of June 30, 2022	29,888,004	$3	$(25)	$200,448	$(134,573)	$268	$5,230	$71,351

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of July 1, 2022	29,888,004	$3	$(25)	$200,448	$(134,573)	$268	$5,230	$71,351
At the Market issuance of common stock, net	19,300	-	-	214	-	-	-	214
Issuance of common stock upon exercise of options – cashless	3,903	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	4,268	-	-	446	4,714
Other comprehensive income	-	-	-	-	-	171	-	171
Net loss	-	-	-	-	(11,968)	-	(830)	(12,797)
Balance as of September 30, 2022	29,911,207	$3	$(25)	$204,930	$(146,541)	$438	$4,847	$63,652

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of October 1, 2022	29,911,207	$3	$(25)	$204,930	$(146,541)	$438	$4,847	$63,652
Issuance of common stock upon vesting of RSU’s	102,700	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	5,167	-	-	699	5,866
Other comprehensive income	-	-	-	-	-	(280)	-	(280)
Net loss	-	-	-	-	(12,747)	-	(1,051)	(13,798)
Balance as of December 31, 2022	30,013,907	$3	$(25)	$210,097	$(159,288)	$159	$4,495	$55,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021

(amounts in thousands, except share data)

				Additional
	Common Stock		Treasury	Paid-in	Accumulated	Total
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of April 1, 2021	21,828,244	$2	$(25)	$110,948	$(80,462)	$30,464
At the market stock issuance of common stock, net	1,239,405	-	-	7,481	-	7,482
Issuance of common stock pursuant to a Purchase Agreement, net	200,000	-	-	1,031	-	1,031
Stock-based compensation	-	-	-	1,216	-	1,216
Net loss	-	-	-	-	(6,743)	(6,743)
Balance as of June 30, 2021	23,267,649	$2	$(25)	$120,677	$(87,205)	$33,450

				Additional
	Common Stock		Treasury	Paid-in	Accumulated	Total
	Number	Amount	Stock	Capital	Deficit	Equity
Balance as of July 1, 2021	23,267,649	$2	$(25)	$120,677	$(87,205)	$33,450
At the market stock issuance of common stock, net	1,659,664	-	-	14,958	-	14,958
Issuance of common stock upon exercise of warrants	271,811	-	-	(0)	-	-
Issuance of common stock upon exercise of stock options	10,625	-	-	50	-	50
Stock-based compensation	-	-	-	1,155	-	1,155
Net loss	-	-	-	-	(8,692)	(8,692)
Balance as of September 30, 2021	25,209,749	$3	$(25)	$136,840	$(95,897)	$40,921

	Common Stock		Treasury	Additional Paid-in	Accumulated	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Interests	Equity
Balance as of October 1, 2021	25,209,749	$3	$(25)	$136,840	$(95,897)	$-	40,921
At the market stock issuance of common stock, net	1,154,355	-	-	14,049	-	-	14,049
Issuance of common stock pursuant to a Purchase Agreement, net	900,000	-	-	10,107	-	-	10,107
Issuance of common stock upon exercise of warrants	748,110	-	-	1,391	-	-	1,391
Issuance of common stock upon exercise of stock options	149,232	-	-	149	-	-	149
Stock-based compensation	-	-	-	2,116	-	-	2,116
Beyond Cancer issuance of stock (including $1.1 million from related parties)	-	-	-	24,000	-	6,000	30,000
Net Loss	-	-	-	-	(7,739)	(223)	(7,962)
Balance as of December 31, 2021	28,161,446	$3	$(25)	$188,652	$(103,636)	$5,777	90,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Nine Months Ended
	December 31,
	2022	2021

Cash flows from operating activities
Net loss	$(38,250)	$(23,397)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	439	193
Amortization of licensed right to use technology	154	29
Stock-based compensation	15,204	4,487
Amortization of debt discount and accretion of debt issuance costs	-	528
Amortization of operating lease assets	237	166
Unrealized gain on marketable securities	(38)	-
Foreign currency adjustments	144	(7)
Disposal of clinical and medical equipment	235	-
Provision for inventory losses	49	-
Changes in:
Grant receivable	(33)	233
Inventory	(607)	-
Other current assets and prepaid expenses	491	(254)
Accounts payable	(338)	286
Accrued expenses	(2,256)	2,501
Net cash used in operating activities	(24,569)	$(15,234)

Cash flows from investing activities
Purchase of marketable securities	(32,777)	-
Proceeds from sale of marketable securities	5,188	-
Security deposits made on operating leases	(4)	(73)
Purchase of property and equipment	(1,855)	(1,038)
Net cash used in investing activities	(29,447)	$(1,111)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with a Purchase agreement	-	11,138
Proceeds from issuance of common stock through at the Market offerings	214	36,489
Proceeds from issuance of common stock through exercise of warrants	-	1,391
Proceeds from the sale of common stock – Beyond Cancer		25,200
Proceeds from issuance of common stock through exercise of stock options	-	199
Payment of loan	(927)	(635)
Net cash (used in) / provided by financing activities	(713)	$73,783
Effect of exchange rate changes on cash and cash equivalents	63	-

Increase (decrease) in cash, cash equivalents and restricted cash	(54,667)	57,439
Cash, cash equivalents and restricted cash at beginning of period	90,230	35,268
Cash, cash equivalents and restricted cash at end of period	$35,563	$92,707
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets	$466	$602
Operating lease liability	$466	$602
Accelerated amortization of debt discount costs on retirement of debt	$-	$390
Supplemental disclosure of cash flow items:
Interest paid	$25	$334
Income taxes paid	$87	$68

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

The Company is a commercial stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. The Company’s first device, LungFit® PH (“LungFit® PH”) received premarket approval from the U.S. Food and Drug Administration (the “FDA”), for the treatment of term and near-term neonates with hypoxic respiratory failure, commonly referred to as persistent pulmonary hypertension of the newborn (“PPHN”), in June 2022. The NO generated by the LungFit® PH system is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. In July 2022, the Company commenced marketing LungFit® PH in the United States for PPHN as a medical device.

The Company believes that LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, the Company believes that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s other areas of focus with the LungFit® platform beyond PPHN are viral community-acquired pneumonia (“VCAP”) including COVID-19, bronchiolitis, nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). The Company’s current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the European Union (the “EU”), as well as comparable foreign regulatory authorities’ reviews or approvals in other countries or regions.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated balance sheet as of March 31, 2022 (the “2022 Annual Report”) was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2022. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s financial statements and the related notes thereto included in the 2022 Annual Report on Form 10-K.

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

Liquidity Risks and Uncertainties

The Company used cash in operating activities of $24.6 million for the nine months ended December 31, 2022, and has accumulated losses attributable to the stockholders of Beyond Air of $159.3 million. The Company had cash, cash equivalents, marketable securities and certain restricted cash of $55.7 million as of December 31, 2022 ($33.3 million excluding Beyond Cancer (see Note 2)). Based on management’s current business plan and taking into consideration cash designated for the Beyond Cancer program, the Company estimates that its cash and liquidity is sufficient to finance its operating requirements for at least one year from the date of filing these consolidated financial statements.

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

The Company’s access to capital and liquidity currently includes a $40 million stock purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) (the “New Stock Purchase Agreement”), of which approximately $18.1 million remains available as of December 31, 2022. The New Stock Purchase Agreement provides for issuances through May 2023 at the Company’s discretion as long as certain requirements are met (see Note 5).

The Company entered into an At-The-Market Offering Sales Agreement, dated February 4, 2022 (the “2022 ATM”) for $50 million, of which $49.8 million in funds are available under this agreement as of December 31, 2022 (see Note 5).

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

As of December 31, 2022 and March 31, 2022, restricted cash was $10.1 million and $10.0 million, respectively. In both reporting periods, $2.6 million was designated for a contract manufacturer to be used for materials and parts that require long lead times and $7.4 million was held as collateral to secure a supersedeas bond for an appeal of a lawsuit (see Note 11).

The following table is the reconciliation of cash, cash equivalents, marketable securities by major security type and restricted cash (in thousands) as shown on the Company’s condensed consolidated cash flows for:

	December 31, 2022	March 31, 2022
Cash and cash equivalents	$25,478	$80,242
Restricted Cash	10,085	9,988
Total cash, cash equivalents and restricted cash	$35,563	$90,230
Marketable securities :
Marketable debt securities
Corporate debt securities	4,558	-
US government securities	5,961	-
Mutual funds	17,122	-
Total marketable securities	$27,641	$-

Total cash, cash equivalents, short-term investments and restricted cash	$63,204	$90,230

The following table summarizes our short-term marketable securities with unrealized gains and losses as of December 31, 2022, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains and (Losses)
Corporate debt securities	4,558	(7)
US government securities	5,961	44
Mutual Funds	17,122	-
Total short-term marketable securities	$27,641	$38

All marketable securities are A- or higher rated. No marketable securities have maturities greater than 12 months.

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

The Company will be required to use judgment to determine (a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract (b) the transaction price under step (iii) above and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of the transaction price in step (iv) above. The Company will also be required to use judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on an estimated stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under contract are satisfied. Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a license arrangement, such fees or other payments are recorded as contract liabilities and recognized as revenue when (or as) the underlying performance obligation is satisfied.

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

Segment Reporting

Commencing with the creation of Beyond Cancer in November 2021 (see Note 12), the Company’s operations became classified into two segments, Beyond Air and Beyond Cancer. Each segment has its own management team, board of directors, corporate officers and legal entities. As of December 31, 2022, Beyond Air, Inc. owns 80% of the common stock of Beyond Cancer. The segment reporting is based on the manner in which the Company’s CEO as chief operating decision maker assesses performance and allocates resources across the organization. The Beyond Air segment includes unallocated corporate expenses associated with the public company fees as well as all corporate related assets and liabilities.

The following table summarizes segment financial information by business segment for the three and nine months ended December 31, 2022:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents, marketable securities and certain restricted cash	$33,276	$22,442	$55,719
All other assets	17,609	632	18,240
Total assets	$50,885	$23,074	$73,959
Total liabilities	(17,923)	(596)	(18,519)
Net assets – net liabilities	$32,962	$22,478	$55,440
Non-controlling interests	$-	$4,495	$4,495

(in thousands)
Net loss for the nine months ended December 31, 2022	$(25,246)	$(13,004)	$(38,250)
Operating activities included in net loss:
Depreciation and amortization	$424	$15	$439
Stock-based compensation expense	$7,252	$7,952	$15,204

Cash used in operations	$(19,323)	$(5,246)	$(24,569)

(in thousands)	Beyond Air	Beyond Cancer	Total
Net loss for the three months ended December 31, 2022	$(8,543)	$(5,255)	$(13,798)
Operating activities included in net loss:
Depreciation and amortization	$192	$12	$204
Stock-based compensation expense	$2,377	$3,494	$5,871

Cash used in operations	$(6,688)	$(1,822)	$(8,509)

Research and Development

Research and development expenses are charged to the statement of operations as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. In the nine months ended December 31, 2022 and December 31, 2021, the Company received an AU Tax Rebate in the amount of $182 thousand and $0, respectively. The entirety of the $182 thousand was received in the three months ended June 30, 2022.

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

Supplier Concentration

The Company relies on third-party suppliers to provide materials for its devices and consumables. In the nine months ended December 31, 2022, the Company purchased approximately 78% if its materials from two third-party vendors, with these vendors representing 65% and 13%, respectively. In the nine months ended December 31, 2021, the Company had no significant supplier concentration.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of December 31, 2022 and March 31, 2022, the Company recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more-likely-than-not threshold.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2022, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (“R&D”) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value amounts at December 31, 2022 are :

(in thousands)	Level 1	Level 2	Level 3

Marketable securities :
Corporate debt securities	$4,558	$-	$-
Government securities	5,961	-	-
Mutual funds	17,122	-	-
Marketable Securities	$27,641	$-	$-

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2022 and March 31, 2022:

(in thousands)	December 31, 2022	March 31, 2022

Clinical and medical equipment	$1,441	$1,682
Equipment deployable as part of a service offering	1,739	-
Computer equipment	496	364
Furniture and fixtures	464	311
Leasehold improvements	543	404
	4,684	2,762
Accumulated depreciation and amortization	(1,059)	(767)
	$3,624	$1,995

Depreciation and amortization expense for the three months ended December 31, 2022 and December 31, 2021 was $204 thousand and $70 thousand, respectively Depreciation and amortization expense for the nine months ended December 31, 2022 and December 31, 2021 was $439 thousand and $193 thousand, respectively. In the nine months ended December 31, 2022, upon retirement of clinical equipment determined to have no remaining useful life, $382 thousand of Clinical equipment was removed less $147 thousand of accumulated depreciation and the charge was recorded in R&D in the accompanying statement of operations.

NOTE 5 STOCKHOLDERS’ EQUITY

On May 14, 2020, the Company entered into the New Stock Purchase Agreement with LPC (the “New Stock Purchase Agreement”), which provides for the issuance of up to $40 million of its common stock which the Company may sell from time to time in its sole discretion to LPC over 36 months, provided that the closing price of the Company’s common stock is not below $0.25 per share and subject to certain other conditions and limitations set forth in the New Stock Purchase Agreement. For the nine months ended December 31, 2022 and December 31, 2021, the Company received net proceeds of $0 and $11.1 million from the sale of 0 and 1,100,000 shares of common stock, respectively. As of December 31, 2022, there was a balance of approximately $18.1 million available under the New Stock Purchase Agreement.

On February 4, 2022, the Company entered into the 2022 ATM, allowing the Company to sell its common stock for aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the 2022 ATM. If shares of the Company’s common stock are sold, there is a 3% fee paid to the sales agent.

For both the three months and nine months ended December 31, 2022, the Company received net proceeds of $0.2 million from the sale of 19,300 shares of common stock. As of December 31, 2022, there were $49.8 million in funds available under the 2022 ATM.

For the three and nine months ended December 31, 2021, the Company received net proceeds of $14.0 million and $36.5 million from the sale of 1,154,355 and 4,053,424 shares of common stock, respectively on its previous ATM entered into in 2020.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the period ended December 31, 2022 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2022	949,600	6.92
Granted	-	-
Vested	(180,100)	(6.39)
Forfeited	-	-
Unvested as of December 31, 2022	769,500	$7.04

Stock-based compensation expense related to these stock issuances for the three months ended December 31, 2022 and December 31, 2021 was $588 thousand and $930 thousand, respectively. Stock-based compensation for the nine months ended December 31, 2022 and December 31, 2021 was $1,983 thousand and $1,249 thousand, respectively.

As of December 31, 2022, 77,400 of the shares that vested in the three months ended December 31, 2022 had not been issued. All shares have been issued by the reporting date, February 9, 2023.

Stock Option Plans

The Company’s Fourth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. The vesting terms of the options issued under the 2013 BA Plan are generally four years and expire in ten years from the grant date. The 2013 BA Plan has 7,600,000 shares authorized for issuance. As of December 31, 2022, 258,261 shares were available under the 2013 BA Plan.

A summary of the change in options for the nine months ended December 31, 2022, is as follows:

	Number Of Options	Weighted Average Exercise Price Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of April 1, 2022	5,508,631	$5,60	8.1	$6,831
Granted	180,000	7.51	-	-
Exercised	(15,000)	5.21	-	-
Forfeited	(28,500)	5.88	-	-
Outstanding as of December 31, 2022	5,645,131	$5.66	7.3	$6,103
Exercisable as of December 31, 2022	3,495,506	$5.07	6.6	$5,271

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer’s common stock. The vesting terms of the options issued under the 2021 BC Plan are generally four years and expire in ten years from the grant date. On December 1, 2021, the Company’s Board of Directors approved to reserve for issuance 2,000,000 shares of common stock. On November 3, 2022, the Company’s Board of Directors approved to reserve for issuance an additional 2,000,000 shares of common stock. As of December 31, 2022, 258,000 shares were available under the 2021 BC Plan.

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of April 1, 2022	1,763,500	$2.76	9.3	$12,768
Granted	2,001,500	2.79	-	-
Exercised	-	-	-	-
Forfeited	(23,000)	5.91	-	-
Outstanding as of December 31, 2022	3,742,000	$2.76	9.4	$23,486
Exercisable as of December 31, 2022	457,000	$2.76	9.0	$2,728

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

As of December 31, 2022, the Company had unrecognized stock-based compensation expense in the 2013 BA Plan of approximately $6.3 million which is expected to be expensed over the weighted average remaining service period of 1.7 years. For the nine months ended December 31, 2022 and December 31, 2021, the weighted average fair value of options granted was $5.68 and $8.98 per share, respectively.

As of December 31, 2022, the Company had unrecognized stock-based compensation expense in the 2021 BC Plan of approximately $22.7 million which is expected to be expensed over the weighted average remaining service period of 2.0 years. For the nine months ended December 31, 2022, the weighted average fair value of options granted was $8.35 per share.

The following was utilized to calculate the fair value of options on the date of grant:

	December 31, 2022	December 31, 2021
Risk-free interest rate	2.5-4.3%	1.3-1.5%
Expected volatility (Beyond Air)	87.4-89.2%	89.4-91.1%
Expected volatility (Beyond Cancer)	104.7-109.1%	n/a
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The following summarizes the components of stock-based compensation expense which include stock options and restricted stock units for the three and nine months ended December 31, 2022 and December 31, 2021, respectively:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Research and development	$1,290	$416	$3,247	$1,160
General and administrative	4,576	1,700	11,957	3,327
Total stock-based compensation expense	$5,866	$2,116	$15,204	$4,487

Warrants

A summary of the Company’s outstanding warrants as of December 31, 2022 is as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration
Third-party license agreement	208,333	$4.80	$352	January 2024
March 2020 loan	172,187	$7.26	-	March 2025
NitricGen Agreement	80,000	$6.90	-	January 2028
Total	460,520	$6.08	$352

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

No warrants were issued or exercised in the three or nine months ended December 31, 2022. For the three months ended December 31, 2021, 509,996 warrants were exercised on a cashless basis in exchange for 368,110 shares and an additional 380,000 warrants were exercised for $1,391 thousand. For the nine months ended December 31, 2021, 925,660 warrants were exercised on a cashless basis in exchange for 639,921 shares and an additional 380,000 warrants were exercised for $1,391 thousand.

NOTE 6 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of December 31, 2022 and March 31, 2022 is as follows (in thousands):

	December 31, 2022	March 31, 2022
Research and development	$112	$216
Insurance	210	1,037
Down payment on tooling	113	-
Prepaid rents and tenant improvement	295	-
Prepaid marketing materials	24	-
Value added tax receivable	222	282
Demonstration materials	172	-
Other	351	508
Total	$1,500	$2,044

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses as of December 31, 2022 and March 31, 2022 is as follows (in thousands):

	December 31, 2022	March 31, 2022
Research and development	$522	$1,006
Professional fees	226	442
Employee salaries and benefits	1,058	409
Accrual for contingent liabilities (Note 11)	2,803	2,435
Accrued Circassia Settlement (Note 9)	3,500	2,500
Accrued NitricGen agreement (Note 11)	1,500	1,500
Other	169	82
Total short-term accrued expenses	$9,777	$8,374

Accrued Circassia Settlement payments – long term (Note 9)	$4,500	$8,000
Total other long-term liabilities	$4,500	$8,000

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	December 31, 2022	December 31, 2021

Common stock warrants	460,520	2,219,631
Common stock options	5,645,131	4,102,631
Restricted shares	769,500	604,200

Total	6,875,151	6,926,462

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 GRANT COLLABORATON AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.17 million from the CFF to advance the clinical development of high concentration NO for the treatment of Nontuberculous Mycobacteria, or NTM pulmonary disease, which disproportionally affects cystic fibrosis patients. Under the terms of the agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot study. The grant provides milestones based upon the achievement of performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The cumulative royalties are capped at four times the grant actually paid to the Company. A total of $1,630 thousand has been recognized as a reduction of R&D costs from this grant to date, including $120 thousand and $458 thousand in the three and nine months ended December 31, 2022, respectively.

NOTE 11 COMMITMENTS AND CONTINGENCIES

License Agreements

On October 22, 2013, the Company entered into a patent license agreement (the “CareFusion Agreement”) with SensorMedics Corporation, a subsidiary of CareFusion Corp. (“CareFusion”), pursuant to which the Company agreed to pay to CareFusion a non-refundable upfront fee of $150 thousand that is credited against future royalty payments, and is obligated to pay 5% royalties of any licensed product net sales, but at least $50 thousand per annum during the term of the agreement. As of December 31, 2022, the Company has not paid any royalties to CareFusion since the Company has not received any revenues from the technology associated with the license under the CareFusion Agreement. The term of the CareFusion Agreement extends through the life of applicable patents and may be terminated by either party with 60 days’ prior written notice in the event of a breach of the CareFusion Agreement, and may be terminated unilaterally by CareFusion with 30 days’ prior written notice in the event that the Company does not meet certain milestones.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 COMMITMENTS AND CONTINGENCIES (continued)

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The remaining future milestone payments are $1.8 million of which $1.5 million was paid on January 6, 2023 and was included in accrued expenses as of March 31, 2022 and December 31, 2022.

See Note 9 for license settlement commitments.

Employment Agreements

Certain agreements between the Company and its officers contain a change of control provision for payment of severance arrangements.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides twelve months’ notice of its intent not to renew the agreement. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of December 31, 2022 was approximately $4.1 million with this supplier. In addition, this supplier holds $2.6 million of restricted cash to secure long lead time materials on the Company’s behalf.

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

On August 20, 2020, the Trial Court denied the Company’s summary judgment motion as to the first and third claims for relief, but dismissed the second claim for declaratory judgment as moot (the “August 20 Decision”). The Appellate Division First Department denied the Company’s appeal of the August 20 Decision on September 30, 2021. Following a three-day bench trial, the Trial Court issued a decision on October 14, 2021, finding in favor of Empery on the two remaining claims, granting reformation of the Warrant Agreement, and awarding Empery damages in the aggregate amount of approximately $5.8 million. On November 12, 2021, the Company filed a notice of appeal. Pending appeal, the Company is required to use approximately $7.4 million of cash as collateral to secure a supersedeas bond for the full amount of damages and interest in case the Company is unsuccessful in its appeal. Management has determined that a loss related to this matter could range from $0 to $7.4 million. On September 30, 2021, the Company recorded an estimate for a contingent loss of $2.4 million, and has recorded a total of $2.6 million including accrued interest as of December 31, 2022 which represents Management’s best estimate of the potential loss. In consultation with outside legal counsel, the Company believes that it has several meritorious defenses against the claims, and the decision of the Trial Court including, but not limited to, the quantification of damages. The Company perfected its appeal in September 2022. Oral argument was held in the New York State Supreme Court, Appellate Division First Department, on February 7, 2023 and a decision is pending.

On December 28, 2021 Hudson Bay Master Fund (“Hudson”) filed a lawsuit against us related to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering.

Hudson’s complaint alleges breach of contract and that Hudson is entitled to damages estimated at approximately $2.6 million as a result of certain adjustments to the exercise price and number of warrant shares issuable following the February 2018 financing transaction. Management has determined that a loss related to this matter could range from $0 to $2.6 million. On November 18, 2022, Hudson Bay filed a motion for partial summary judgment arguing that fundamental principles of collateral estoppel prevent the Company from litigating certain findings of fact made by the Trial Court in the Empery case. On January 10, 2023, the Court issued a decision granting partial summary judgment pertaining to collateral estoppel that Beyond Air may not relitigate certain findings of fact, including the price adjustment on the warrant and methodology of calculating damages. On December 31, 2022, the Company recorded an estimate for a contingent loss of $0.2 million associated with the price adjustment. Discovery is ongoing and presently scheduled to be completed in March 2023.

The Company believes, in consultation with outside counsel, that it has meritorious defenses to the claims and intends to filed a Notice of Appeal in connection with the Order granting partial summary judgment and continue vigorously defending against these claims.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 BEYOND CANCER AND RELATED PARTY TRANSACTIONS

On November 4, 2021, the Company announced that Beyond Air and Beyond Cancer agreed to terms to which the Company, through its subsidiaries would be licensing certain intellectual property and other assets related to, or necessary for the development, commercialization, manufacture and distribution of certain cancer treatment products and/or technologies to a subsidiary of the Company (the “Transaction”). In connection and concurrently with the closing of the Transaction, Beyond Cancer issued and sold common shares, par value $1.00 to certain investors pursuant to a subscription agreement (the “Offering”). The Offering consisted of an aggregate of 3 million common shares of Beyond Cancer at a purchase price of $10.00 per share. The maximum amount of shares offered had been purchased for a total of $30 million (including $4.8 million from the terminated Loan Facility) for 20% of the equity in Beyond Cancer. Beyond Air retained 80% ownership of Beyond Cancer, which will have exclusive right to the intellectual property portfolio utilizing UNO for the treatment of solid tumors. Beyond Cancer will pay Beyond Air a single digit royalty on all future revenues.

Members of the Board of Directors of Beyond Air who are also members of the Board of Directors of Beyond Cancer, and their families, are considered related parties to the Offering. Related parties invested $1.1 million in the Offering.

The carrying amount of net assets of the VIE included in the consolidated financial statements, after the elimination of intercompany balances and transactions, was $22.5 million, as of December 31, 2022, compared to $27.5 million at March 31, 2022. (See Note 2, Segment Reporting for additional disclosure of the VIE assets and liabilities.) The Company’s attributed losses as the primary beneficiary was proportional to its equity interest in Beyond Cancer (80%) for the period from inception until December 31, 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations .

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements.” We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective product candidates and products, product approvals, timing of our clinical development activities, research and development costs, timing and likelihood of success and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements express or implied by the forward-looking statements.

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

Beyond Air, Inc., the Beyond Air logo and other trademarks or service marks of Beyond Air, Inc. appearing in this Form 10-Q are the property of Beyond Air, Inc. This Form 10-Q also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Introduction

We are a commercial-stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. Our first device, LungFit®PH, received premarket approval from the U.S. Food and Drug Administration (the “FDA”), for persistent pulmonary hypertension of the newborn (“PPHN”), in June 2022. The NO generated by the LungFit®  PH system is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. Our current areas of focus with LungFit® are PPHN, viral community-acquired pneumonia (“VCAP”) including COVID-19 (previously acute viral pneumonia), bronchiolitis, nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). The Company’s current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the EU for the product to be CE marked, as well as comparable foreign regulatory authorities. The Company’s system will be marketed as a medical device in the U.S.

An additional program of Beyond Air targets solid tumors, through our majority-owned affiliate Beyond Cancer, Ltd. (“Beyond Cancer”). The LungFit® platform is not utilized for the solid tumor indication due to need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that can safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program has advanced to phase 1 and the first patient was treated in August 2022. Top line results in the first human trial are expected in calendar year 2023.

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

LungFit® PH for the treatment of Persistent Pulmonary Hypertension of the Newborn (PPHN)

In June 2022, the FDA approved LungFit® PH to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. LungFit® PH is the inaugural device from the LungFit® platform of NO generators that use patented ionizer technology and is the first FDA-approved product for Beyond Air.

We also expect to receive the CE Mark under the Medical Device Regulation (“MDR”) in the EU during the first half of fiscal year 2024. According to the most recent year-end report from Mallinckrodt Pharmaceuticals, sales of NO were $448.5 million in 2021 (down from $574.1 million in 2020) for the United States, Canada, Japan, Mexico and Australia, with ~90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the U.S. sales potential of LungFit® PH in PPHN to be greater than $400 million and worldwide sales potential to be greater than $700 million. We initiated the first phase of our commercial launch in July 2022 in the U.S. and will continue to work toward a potential launch in the EU and globally in 2023 and beyond.

LungFit® PRO for the treatment of viral lung infections in hospitalized patients

Viral Community-Acquired Pneumonia (including COVID-19)

Viral pneumonia in adults is most commonly caused by rhinovirus, respiratory syncytial virus (“RSV”) and influenza virus. However, newly emerging viruses (including SARS-CoV-1, SARS-CoV-2, avian influenza A, and H1N1 viruses) have been identified as pathogens contributing to the overall burden of adult viral pneumonia. COVID-19 is an infectious disease caused by SARS-CoV-2, that has resulted in a global pandemic, causing millions of hospitalizations and over 6.6 million deaths worldwide as of January 2023 according to the World Health Organization. Excluding the pandemic, there are approximately 350,000 annual viral pneumonia hospitalizations in the US, and up to 16 million annual viral pneumonia hospitalizations globally. For the broader annual viral pneumonia hospitalizations, we believe U.S. market potential to be greater than $1.5 billion and worldwide market potential to be greater than $3 billion.

We initiated a pilot study in late 2020 using our novel LungFit® PRO system at 150 ppm to treat patients with VCAP. The trial was a multi-center, open-label, randomized clinical trial in Israel, including patients infected with COVID-19. Patients were randomized in a 1:1 ratio to receive either inhalations of 150 ppm NO given intermittently for 40 minutes four times per day for up to seven days in addition to standard supportive treatment (“NO+SST”) or standard supportive treatment alone (“SST”). Endpoints related to safety (primary endpoint), oxygen saturation and intensive care unit admission, among others, were assessed.

In April 2022 we presented detailed study results at the 32nd European Congress of Clinical Microbiology & Infectious Diseases (ECCMID 2022), which took place from April 23, 2022 through April 26, 2022 as a hybrid event both onsite in Lisbon, Portugal and online. At the time of the data cut off, the trial enrolled a total of 40 subject hospitalized for VCAP (SARS-CoV-2, n=39; other viruses n=1). The ITT population included 35 subjects with 16 subjects in the inhaled NO group and 19 subjects in the control group. The primary COVID-19 treatments used during the study were Remdesivir (>30%) and Dexamethasone (>65%). Safety data from the study show that inhaled NO treatment was well tolerated overall with no treatment related adverse events as assessed by the investigators. There were two serious adverse events reported in the group receiving inhaled NO along with SST, which were determined to be related to underlying conditions and unrelated to study drug/device. From an efficacy perspective, results show a trend of shortening length of stay (“LOS”) in favor of the inhaled NO treatment group by a factor 1.8 in favor of inhaled NO treatment. Duration of oxygen support, measured in-hospital and at home, was significantly shorter (p=0.0339) for inhaled NO treated subjects. Subjects with unstable oxygen saturation during hospitalization, 66.7% of the inhaled NO treatment group reached stable saturation of ≥93% during hospital stay as compared to 26.7% in the SST group.

After completion of the study and the 180-follow-up period, incremental data were provided in a poster presentation at IDWeek 2022 held from October 19, 2022 through October 23, 2022 in Washington DC. The efficacy results show a trend of shortening LOS in favor of the inhaled NO treatment group. Also, duration of oxygen support, measured in-hospital and at home, was significantly shorter for inhaled NO treated subjects. Additionally, data show a larger decline in c-reactive protein (CRP) from baseline for subjects treated with NO + SST compared to the control group. Analysis of the data provides compelling evidence that high concentration NO delivery with the LungFit PRO generator and delivery system can be a powerful tool against any type of pneumonia, especially COVID-19. The Company anticipates commencing a pivotal study in calendar year 2023 following discussions with the FDA.

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

Our Bronchiolitis program is currently on hold due to the COVID-19 pandemic. The pivotal study was originally set to be performed in the winter of 2020/21 but was delayed due to the pandemic. We have completed three successful pilot studies for bronchiolitis. A further analysis of the three previously reported pilot studies was presented at the ATS International Conference 2021, which was held virtually from May 14, 2021 through May 19, 2021. Analysis across the studies (n=198 infants, mean age 3.9 months) showed that 150 ppm – 160 ppm NO administered intermittently was generally safe and well tolerated with adverse event rates similar among treatment groups with no reported treatment-related serious adverse events. The short course of treatments with intermittent high concentration inhaled NO was effective in shortening hospital LOS and accelerating time to fit for discharge – a composite endpoint of clinical signs and symptoms to indicate readiness to be evaluated for hospital discharge. This treatment was also effective in accelerating time to stable oxygen saturation – measured as SpO2 ≥ 92% in room air. Additionally, NO at a dose of 85 ppm NO showed no difference compared to control for all efficacy endpoints, while 150 ppm NO showed statistical significance when compared to control.

Additionally, long-term safety data for high concentration inhaled NO in bronchiolitis was presented at the Pediatric Academic Societies Meeting 2022 (PAS 22), which was held in Denver, Colorado from April 21, 2022 through April 25, 2022. A total of 101 infants from the three prior pilot studies for bronchiolitis (n=198) participated in the long-term follow-up study. Study endpoints for the long-term safety study included the percentage of subjects re-hospitalized for bronchiolitis related reasons, such as wheezing episodes, pneumonia and asthma and the percentage of subjects re-hospitalized for any reason. Data from the study show the re-hospitalization rate per 100 Patient Exposure Years (PEY) due to bronchiolitis related reasons trended favorably for the inhaled NO group. In addition, the long-term subject re-hospitalization rate for any reason was similar between inhaled NO and control groups. As such, the study concluded that the treatment of hospitalized infants with acute bronchiolitis by intermittent high dose inhaled NO shows a favorable long-term safety profile.

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

In December 2020 we began a 12-week, multi-center, open-label clinical trial in Australia intended to enroll approximately 20 adult patients with chronic refractory NTM lung disease. We received a grant of up to $2.17 million from the Cystic Fibrosis Foundation (“CFF”) to fund this study and advance the clinical development of inhaled NO to treat NTM pulmonary disease. The trial enrolled both cystic fibrosis (“CF”) and non-CF patients infected with MAC, M. abscessus or any strain of NTM. The study consisted of a run-in period followed by two treatment phases. The run-in period provides a baseline for the efficacy endpoints. The first treatment phase took place over a two-week period and began in the hospital setting where patients were titrated from 150 ppm NO up to 250 ppm NO over several days. During this phase patients received NO for 40 minutes, four times per day while MetHb levels were monitored. Patients were also trained to use LungFit® GO and subsequently discharged to complete the remaining portion of the two-week treatment period at their home at the highest tolerated NO concentration. For the second treatment phase, a 10-week maintenance phase, the administration was twice daily. The study evaluated safety, quality of life, physical function, and bacterial load among other parameters.

At the American Thoracic Society International Conference 2022 (ATS 2022), which was held in San Francisco from May 13, 2022 through May 18, 2022 we presented positive interim data from the ongoing study. At the time of data cutoff on April 4, 2022, a total of 15 subjects were enrolled in the pilot study. The mean age of subjects was 62.1 years (range: 22 – 82 years) with the majority female (80%), a distribution consistent with real-world NTM disease. All 15 subjects were successfully titrated to 250 ppm NO in the hospital setting, and no patients required dose reductions during the subsequent at-home portion of the study. Patients were followed up for 12 weeks after the 12-week treatment period was completed.

After completion of the study, we presented positive results at the CHEST (The American College of Chest Physicians) annual meeting, held from October 16, 2022 through October 19, 2022, further supporting development of intermittent high dose NO for the treatment of NTM. The study demonstrated that high does nitric oxide treatment was safe and well-tolerated in both the home and hospital settings. During the 10-week at-home treatment period of the study, a total of 2,492 inhalations were self-administered with overall high treatment compliance (>90%). There were no serious adverse events (SAE) related to treatment discontinuations reported over the 12-week treatment or 12-week follow up periods. Key efficacy endpoints showed strong results with improvement seen in the majority of quality-of-life domains. Respiratory function and physical function were maintained during treatment and follow-up. Trends in the reduction of microbial load were observed and one subject achieved culture conversion with three consecutive negative sputum samples. We anticipate commencing a pivotal study in the second half of fiscal year 2025 following discussions with the FDA.

Our program in COPD is in the preclinical stage and, subject to obtaining additional financing, is expected to enter clinical trials in calendar year 2024.

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

UNO has shown anticancer properties in preclinical trials by eliciting an immune response from the host. We have released this preclinical data at several medical/scientific conferences showing the promise of delivering NO at concentrations of 20,000 ppm – 200,000 ppm directly to tumors. Results have shown that local tumor ablation with NO conveyed anti-tumor immunity to the host. In April 2022 we presented new in vivo and in vitro preclinical data at the American Association for Cancer Research (“AACR”) Annual Meeting 2022. The in vivo study assessed the mode of action following a single 5-minute gaseous NO (“gNO”) treatment provided data showing an effect on the primary tumor 14 days post treatment. These data showed that intratumoral injections of concentrations of gNO at 20,000 and 50,000 ppm led to increased recruitment of T cells, B cells, macrophages and dendrocytes to the primary tumor. An elevated number of T cells and B cells were also detected in the spleen and blood 21 days following gNO treatment. In addition, at the same timepoint, a marked reduction in the number of myeloid derived suppressor cells was seen in the spleen. Results from the in vitro study showed that exposure of six different cancer cell lines – including human ovarian and pancreatic and mouse lung, melanoma, colon, and breast– to UNO of gNO ranging from 10,000 ppm to 100,000 ppm for up to 10 minutes resulted in a dose-dependent cytotoxic response. The higher concentration doses of gNO led to near instant cell death, while the lower concentration doses required a longer exposure period to elicit cell death. Cell viability was assessed using two assays: XTT and clonogenic assay. After one minute of exposure to 25,000 ppm gNO, less than 10% viability was observed in all cell lines.

The second half of calendar year 2022 was a time of significant progress for Beyond Cancer. On August 23, 2022, we announced that the first patient was treated in a first-in-human Phase 1 study to assess the safety and immune biomarkers of UNO therapy. In November at the annual meeting of the Society for Immunotherapy of Cancer (SITC) we presented promising new in vivo combination data that support the potential of the company’s novel gNO therapy to treat various types of solid tumors in combination with immune checkpoint inhibitor (ICI) therapies, including anti-PD-1. The data presented at SITC demonstrate that UNO in combination with anti-PD-1 treatment leads to significantly higher tumor regression rates and prolonged survival. Also in 2022, on December 13, we announced the publication of pre-clinical data in Cancer Cell International (CCI), which shows that our proprietary tumor ablation technology utilizing UNO results in a potent innate and adaptive immune response that prevents metastases and resulted in a statistically significant survival benefit.

Calendar year 2023 began with the announcement of Beyond Cancer’s entry into a sponsored research agreement with Stanford School of Medicine and the appointment of Frederick M. Dirbas, MD, Associate Professor of Surgery, Division of Surgical Oncology, Stanford School of Medicine, and Mark D. Pegram, MD, the Suzy Yuan-Huey Hung Endowed Professor of Medical Oncology at the Stanford School of Medicine to the Beyond Cancer Scientific Advisory Board (SAB). In addition to the research agreement, Dr. Dirbas will serve as Chair of the SAB, which provides guidance for ongoing preclinical studies as well as ongoing and planned future clinical trials in the use of UNO to treat solid tumors. The newly appointed members of the SAB will work to provide input on the clinical development of Beyond Cancer’s UNO technology particularly as it relates to the U.S. regulatory submission.

The Company expects to present top line data from the human trial in calendar year 2023.

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

Our unaudited consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2022 have been taken into consideration in preparing the unaudited consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Contingent loss judgments and estimates,

●	Research and development expense recognition,

●	Licensed right to use Technology,

●	Stock-based compensation valuation and attribution, and

●	Income taxes

Results of Operations and Comprehensive Loss

Below are the results of operations for the three and nine months ended December 31, 2022 and December 31, 2021:

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Cost of revenue	68	-	247	-

Gross profit / (loss)	(68)	-	(247)	-

Research and development	5,000	2,543	12,679	8,091
General and administrative	8,941	4,943	25,144	12,188
Operating expenses	13,941	7,486	37,823	20,279

Operating loss	(14,010)	(7,486)	(38,070)	(20,279)

Other income (loss)
Interest expense	(46)	(57)	(142)	(377)
Foreign exchange gain / (loss)	286	(8)	(108)	2
Estimated liability of contingent loss	(248)	-	(248)	(2,742)
Other income / (expense)	219	(412)	317	-
Total other expense	211	(476)	(180)	(3,118)

Benefit from income taxes	-	-	-	-

Net loss	$(13,798)	$(7,962)	$(38,250)	$(23,397)

Less : net loss attributable to non-controlling interests	(1,051)	(223)	(2,601)	(223)

Net loss attributable to Beyond Air, Inc.	$(12,747)	$(7,739)	$(35,649)	$(23,174)

Foreign currency translation gain	(184)	-	159	-
Comprehensive loss attributable to Beyond Air, Inc.	$(12,931)	$(7,739)	$(35,490)	$(23,174)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.43)	$(0.29)	$(1.19)	$(0.95)

Weighted average number of shares, outstanding, basic and diluted	29,921,254	26,822,302	29,902,694	24,319,771

Comparison of Three and Nine Months Ended December 31, 2022 with the Three and Nine Months Ended December 31, 2021

Revenue

On June 28, 2022 the FDA approved LungFit® PH to treat PPHN. No revenue was recognized for the three months or nine months ended December 31, 2022 or for the three or nine months ended December 31, 2021.

Cost of Revenue

Cost of revenue of $0.1 million and $0.2 million was recognized for the three and nine months ended December 31, 2022, respectively, compared to $0 for the three and nine months ended December 31, 2021. These costs are primarily related to the establishment of several warehouse locations to optimize deliveries to future customers across the U.S.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2022 were $5.0 million as compared to $2.5 million for the three months ended December 31, 2021. The increase of $2.5 million was primarily attributed to scaling up of our spending on UNO for $1.3 million (including $0.9 million in salaries and stock-based compensation and $0.4 million in preclinical studies), $0.8 million spend on pre-clinical work on targeted therapeutic areas in Beyond Air, $0.2 million in people related costs (including salaries, travel and conferences) and $0.2 million other costs.

Research and development (“R&D”) expenses for the nine months ended December 31, 2022 were $12.7 million as compared to $8.1 million for the nine months ended December 31, 2021. The increase of $4.6 million was primarily attributed to the $1.7 million increase of R&D infrastructure and preclinical work in UNO, a $2.1 million increase in stock-based compensation, a $0.5 million increase in preclinical work in Beyond Air and $0.3 million in people-related costs (including salaries, conferences and travel) and $0.2 million of other costs, partially offset by the recognition of a ($0.2) million R&D credit received.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2022 and December 31, 2021 were $8.9 million and $4.9 million, respectively. The increase of $4.0 million was attributed primarily to an increase of $3.0 million due to the creation of the Beyond Cancer entity, notably $2.9 million of stock-based compensation plus an increase of $1.0 million in Beyond Air ($0.8 million increase in salaries and benefits for commercial and support staff, $0.1 million increase in stock-based compensation, $0.3 million increase in travel spend and $0.2 million increase in legal fees, partially offset by the timing of marketing and branding of ($0.3) million).

General and administrative expenses for the nine months ended December 31, 2022 and December 31, 2021 were $25.1 million and $12.2 million, respectively. The increase of $12.9 million was attributed primarily to an increase of $8.2 million due to the creation of the Beyond Cancer entity in late Q3 of the prior fiscal year ($1.0 million of salary expense, $6.6 million of stock-based compensation, $0.4 million travel and $0.2 million of office expenses and other) plus an increase of $4.7 million in Beyond Air ($1.7 million increase in salaries and benefits for commercial and support staff, $2.1 million increase in stock-based compensation, $0.2 million increase in insurance, $0.6 million increase in travel spend, $0.3 million increase in IT and physical infrastructure and $0.1 million in consulting was partially offset by a reduction in legal fees of ($0.4) million).

Other Income (Loss)

Other Income (Loss) for the three months ended December 31, 2022 and December 31, 2021 was a gain of $0.2 million and a loss of ($0.5) million, respectively. The $0.7 million reduction of other loss is mainly due gains from investments in marketable securities of $0.4 million and foreign exchange gains of $0.4 million, partially offset by the recording of a contingent liability related to a lawsuit for $0.2 million.

Other Income (Loss) for the nine months ended December 31, 2022 and December 31, 2021 was a loss of ($0.2) million and a loss of ($3.1) million, respectively. The $2.9 million reduction of other loss is mainly due to the recording of a contingent liability related to a lawsuit in 2021 for $2.4 million, gains from investments in marketable securities for $0.4 million, and a $0.2 million reduction in interest expense, partially offset by the recording of a contingent liability related to a lawsuit for $0.2 million.

Net Loss Attributable to Non-controlling Interests

Net loss attributed to non-controlling interests for the three months ended December 31, 2022, was $1.1 million, compared to $0.2 million for the three months ended December 31, 2021. Net loss attributed to non-controlling interests for the nine months ended December 31, 2022, was $2.6 million, compared to $0.2 million for the nine months ended December 31, 2021. Non-controlling interests represent 20% of the net loss of our Beyond Cancer subsidiary, which was established in November 2021.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders of Beyond Air, Inc for the three months ended December 31, 2022, was ($12.8) million or a loss of ($0.43) per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the three months ended December 31, 2021 was ($7.7) million or a loss of ($0.29) per share, basic and diluted.

Net loss attributed to common stockholders of Beyond Air, Inc for the nine months ended December 31, 2022, was ($35.6) million or a loss of ($1.19) per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the nine months ended December 31, 2021 was ($23.2) million or a loss of ($0.95) per share, basic and diluted.

Liquidity and Capital Resources

Cash Flows

Below is a summary of the Company’s cash flows activities for the nine months ended December 31, 2022 and December 31, 2021:

	Nine Months Ended
	December 31,
(in thousands)	2022	2021

Net cash provided by (used in):
Operating activities	$(24,569)	$(15,234)
Investing activities	(29,447)	(1,111)
Financing activities	(713)	73,783
Effect of exchange rate changes on cash and cash equivalents	63	-
Net increase (decrease) in cash, cash equivalents and restricted cash	$(54,667)	$57,439

Operating Activities

For the nine months ended December 31, 2022 the net cash used in operating activities was $24.6 million which was primarily due to the Company’s net loss of $38.3 million, which includes $15.2 million of stock-based compensation, $1.0 million of depreciation and amortization and $0.5 million decrease in prepaid expenses (mainly related to prepaid insurance), partially offset by ($2.5) million of the payment of the first tranche of the Circassia settlement, ($0.6) million for inventory purchases and ($0.3) million decrease in accounts payable.

For the nine months ended December 31, 2021 the net cash used in operating activities was $15.2 million which was primarily due to the Company’s net loss of $23.4 million, which includes $4.5 million of stock-based compensation, $2.6 million of accrued liabilities and $0.5 million for the non-cash accretion of debt issuance costs on the retired debt facility.

Investing Activities

For the nine months ended December 31, 2022 and December 31, 2021, net cash used in investing activities was ($29.4) million and ($1.1) million, respectively. In the nine months ended December 31, 2022, the Company invested a net amount of $27.6 million of excess cash in high quality, short term, US dollar denominated marketable equities with high liquidity, and $1.9 million for the purchase of property and equipment, including LungFit PH devices. In the nine months ended December 31, 2021, the Company invested $1.1 million, mainly for the purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2022 was $0.7 million, mainly from the ($0.9) million payment of loans related to the financing of directors and officers insurance, partially offset by $0.2 million of funds received from issuance of common stock through the 2022 ATM. Net cash provided by financing activities for the nine months ended December 31, 2021 was $73.7 million, including $11.1 million from the issuance of common stock related to the stock purchase agreement with Lincoln Park Capital Fund (“LPC”), $36.5 million from the issuance of common stock through the At-The-Market Equity Offering Sales Agreement, net cash inflows of $30.0 million from the sale of common stock of Beyond Cancer, $1.4 million from the issuance of common stock for cash upon exercise of warrants partially offset by the net reimbursement of our loan facility of ($4.8) million and other loan payments of ($0.6) million.

Contractual Obligations

There have been no material changes to our contractual obligations since March 31, 2022. For a summary of our contractual obligations, see Item 7 of Part II of our Annual Report on Form 10-K for the year ended March 31, 2022 (the “2022 Annual Report”), filed with the SEC on June 29, 2022.

Overview

We have not generated any revenue from the sale of products, but now that we have obtained regulatory approval for LungFit® PH, we expect to begin generating revenue in fiscal year 2023. We had an operating cash outflows of $24.6 million for the nine months ended December 31, 2022 and we have experienced an accumulated loss of $159.3 million since inception through December 31, 2022. As of December 31, 2022, we had cash and cash equivalents, marketable securities of $53.1 million and $10.1 million restricted cash. We believe that our cash, cash equivalents, and marketable securities as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for the next 12 month from the financial reporting date.

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

On February 4, 2022, we entered into a new At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co, Inc. (the “2022 ATM”). Under the 2022 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time and at various prices. If shares of our common stock are sold, there is a 3% fee paid to the sales agent. As of December 31, 2022, there was a balance of $49.8 million available under the 2022 ATM.

On May 14, 2020, we entered into the New Stock Purchase Agreement with LPC, which replaced the former $20 million purchase agreement with LPC, dated August 10, 2018. The New Stock Purchase Agreement provides for the issuance of up to $40 million of our common stock, which we may sell from time to time in our sole discretion, to LPC over a period of 36 months, subject to the conditions and limitations in the New Stock Purchase Agreement. As of December 31, 2022, there was a balance of approximately $18.1 million available under the New Stock Purchase Agreement.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2022, there were no changes made to our internal controls over financial reporting that materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

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

BEYOND AIR, INC.

/s/ Steven Lisi
Date: February 9, 2023	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Larson
Date: February 9, 2023	Douglas Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)

