Form 10-K
period 2023-03-31
Beyond Air, Inc.
filed 2023-06-22
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2023

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $201.2 million based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market.

There were 31,675,521 shares of common stock outstanding as of June 22, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Beyond Air, Inc.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended March 31, 2023

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

- our ability to obtain a CE Certificate of Conformity to CE mark LungFit® in the European Union (the “EU”);

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

- federal, state, and foreign regulatory requirements, including the U.S. Food and Drug Administration (“FDA”) regulation of our approved product and product candidates;

- our ability to obtain and retain key executives and attract and retain qualified personnel; and

- our ability to successfully manage our growth, including as a commercial-stage company.

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

Beyond Air, Inc., the Beyond Air logo, and other trademarks or service marks of Beyond Air, Inc. appearing in this Annual Report are the property of Beyond Air, Inc. This Annual Report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

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

Our business is subject to the following principal risks and uncertainties:

Risks Related to our Financial Position and Capital Requirements

●	Numerous factors, including the incurring of significant losses, are relevant to our financial success and any or all such factors could have a disproportionate impact on our bottom line.
●	It is highly likely that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain, and could dilute current stockholders’ ownership interests.
●	Our failure to comply with the covenants or other terms of the Loan Agreement (as defined below), including as a result of events beyond our control, could result in a default under the Loan Agreement that could materially and adversely affect the ongoing viability of our business.

Risks Related to Commercialization of our Approved Product or Product Candidates

●	If the market opportunities for our approved product or product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
●	Intense competition and rapid technological changes may adversely affect our ability to successfully commercialize our approved product or product candidates.
●	If we are unable to scale sales and marketing capabilities or enter into agreements with third parties to market and sell our approved product or product candidates, we may be unable to generate revenue.
●	Our approved product and any future product candidates that we may bring to market may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for our approved product or product candidates may be smaller than we estimate.
●	If we fail to properly manage our anticipated growth, our business could suffer.
●	Pricing pressure from our competitors and our customers may impact our ability to sell our products at prices necessary to support our current business strategies.
●	Many of our current and potential competitors have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our approved product and any future product candidates obsolete or noncompetitive.
●	We may be subject to enforcement action if we engage in improper marketing or promotion of our products.
●	Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.
●	Cybersecurity risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in harm to our business and/or subject us to costs, fines or lawsuits.
●	Failure to comply with applicable privacy, data and security regulations could result in substantial penalties, liability and negative publicity which could adversely affect our business operations.

Risks Related to the Discovery and Development of Our Product Candidates

●	We cannot give any assurance that any of our product candidates will receive certification or regulatory approvals, which is necessary before they can be commercialized.
●	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidates.
●	We have conducted, and may in the future conduct, clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
●	If we experience any of a number of possible unforeseen events in connection with clinical trials of our product candidates, potential certification or marketing approval or commercialization of our product candidates could be delayed or prevented.
●	Our subsidiaries are exploring novel therapeutic processes with NO, and their product candidates are likely to be classified as pharmaceutical drugs by the FDA and thus face stringent regulation.
●	We may experience delays or difficulties in the enrollment of patients in clinical trials.
●	Serious adverse events (“SAEs”), or undesirable side effects of our product candidates may be identified.
●	Even if we obtain certification or regulatory approvals for our product candidates, we will still face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

Risks Related to our Reliance on Third Parties

●	We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.
●	Any failure by a third-party supplier or manufacturer to produce or deliver supplies for us or to provide necessary servicing may delay or impair our ability to complete our clinical trials or commercialize our approved product or product candidates.
●	We may seek to enter into collaborations with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our approved product or product candidates.
●	The third-party manufacturing facilities on which we rely are subject to significant regulation and may not continue to meet regulatory requirements.
●	Our reliance on third parties necessitates the sharing of trade secrets, which increases the possibility of their improper disclosure or appropriation.

Risks Related to our Intellectual Property

●	If we fail to obtain and maintain sufficiently broad patent protection of our technology, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.
●	We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
●	Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
●	We may not be successful in obtaining or maintaining necessary intellectual or proprietary rights to our approved product or product candidates including, but not limited to acquisitions and in-licenses.

Risks Related to our Business Operations

●	We manage our business through a small number of employees and key consultants.
●	We may need to expand our operations and increase the size of our Company, which may expose us to difficulties in managing growth as well as additional regulatory operational and financial risks.
●	Our international operations and plans to expand such operations present challenges and risks related to doing business internationally.
●	The use of our product or any of our product candidates could result in product liability or similar claims that could be expensive, damage our reputation and harm our business.
●	Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.
●	We may continue to face business disruption and related risks resulting from the COVID-19 pandemic.
●	We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.

Risks Related to the Ownership of our Common Stock

●	Stockholder disputes may be limited by the terms of our amended and restated certificate of incorporation.
●	Trading in our common stock has been volatile and may continue to be volatile in the future.
●	Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws, as well as Delaware law, may discourage, delay, or prevent a change of control of our Company.

Risks Related to Employee Matters

●	Our business could suffer if we lose the services of key members of our senior management, key advisors or personnel.
●	Our employees may engage in misconduct or other non-compliant activities.
●	We are subject to various healthcare laws; failure to comply with such laws may result in substantial penalties.
●	Employee litigation and unfavorable publicity could negatively affect our future business.
●	We may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

General Risk Factors

●	The increasing use and relevance of social media platforms may present new risks.
●	Our business may be affected by unfavorable global or U.S. economic conditions.

PART I

ITEM 1. BUSINESS

Business Overview

We are a commercial-stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. Our first device, LungFit® PH received premarket approval (“PMA”) approval from the FDA in June 2022. The NO generated by the LungFit® PH system is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. This condition is commonly referred to as persistent pulmonary hypertension of the newborn or “PPHN”. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. In July 2022, the Company commenced marketing LungFit® PH in the United States for PPHN as a medical device.

LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. Our current areas of focus with LungFit® are PPHN, viral community-acquired pneumonia (“VCAP”) including COVID-19, bronchiolitis (“BRO”), nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). The Company’s current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the EU for the product to be CE marked, as well as comparable foreign regulatory authorities.

With Beyond Air’s focus on NO and its effect on the human condition, there are two additional programs that do not utilize our LungFit® system. Through our majority-owned affiliate Beyond Cancer, Ltd. (“Beyond Cancer”), NO is used to target solid tumors. The LungFit® platform is not utilized for the solid tumor indication due to need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that can safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program has advanced to a phase 1 human study.

The second program which does not utilize the LungFit® platform, partially inhibits neuronal nitric oxide synthase (“nNOS”) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). ASD is a serious neurodevelopmental and behavioral disorder, and one of the most disabling conditions and chronic illnesses in children. ASD includes a wide range of developmental disorders that share a core of neurobehavioral deficits manifested by abnormalities in social interactions, deficits in communication, restricted interests, and repetitive behaviors. In 2023, the CDC reported that approximately 1 in 36 children in the U.S. is diagnosed with an ASD. The cost of caring for Americans with autism had reached $268 billion in 2015 and would rise to $461 billion by 2025 in the absence of more-effective interventions and support across the life span. We expect this program to progress from pre-clinical to a phase 1 first-in-human study by early 2025.

Our approved product and active pipeline of product candidates is shown in the table below:

(a)	All dates are calendar year, and based on projections and appropriate financing, anticipated first launch on a global basis pending appropriate regulatory approvals

Our programs represent large market opportunities:

All figures are Company estimates for peak year sales: Global sales potential includes U.S. sales potential.

LungFit® PH is the first FDA approved system using our patented ionizer technology to generate on-demand NO from ambient air and, regardless of dose or flow, deliver it to a ventilator circuit. The device uses a medical air compressor to drive room air through a plasma chamber in the center of the unit where pulses of electrical discharge are created between two electrodes. The system uses the power equivalent to a 60-watt lightbulb to ionize the nitrogen and oxygen molecules, which then combine as NO with low levels of nitrogen dioxide (“NO2”) created as a byproduct. The products are then passed through a Smart Filter, which removes the toxic NO2 from the internal circuit. With respect to PPHN, the novel LungFit® PH is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low concentration NO) for ventilated patients.

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

We also expect to be CE Mark certified under the EU Medical Device Regulation (“EU MDR”) in the EU in the second half of calendar year 2023. According to the most recent year-end report from Mallinckrodt Pharmaceuticals (“Mallinckrodt”), sales of NO were $339.7 million in 2022 (down from $448.5 million in 2021) for the United States, Canada, Japan, Mexico and Australia, with ~90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the U.S. sales potential of LungFit® PH in PPHN to be approximately $400 million and worldwide sales potential to be greater than $700 million. We initiated the first phase of our commercial launch in June 2022, and entered into phase 2 with an expanded commercial presence during the spring of 2023 in the U.S. and will continue to work toward a potential launch in the EU and globally in 2023 and beyond.

LungFit® PRO for the treatment of viral lung infections in hospitalized patients

Viral Community-Acquired Pneumonia (including COVID-19)

Viral pneumonia in adults is most commonly caused by rhinovirus, respiratory syncytial virus (“RSV”) and influenza virus. However, newly emerging viruses (including SARS-CoV-1, SARS-CoV-2, avian influenza A, and H1N1 viruses) have been identified as pathogens contributing to the overall burden of adult viral pneumonia. COVID-19 is an infectious disease caused by SARS-CoV-2, that resulted in a global pandemic, causing millions of hospitalizations and over 6.6 million deaths worldwide as of January 2023 according to the World Health Organization. Excluding the pandemic, there are approximately 350,000 annual viral pneumonia hospitalizations in the U.S., and up to 16 million annual viral pneumonia hospitalizations globally. For the broader annual viral pneumonia hospitalizations, we believe U.S. market potential to be greater than $1.5 billion and worldwide market potential to be greater than $3 billion.

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

We presented results from the pilot study at the 32nd European Congress of Clinical Microbiology & Infectious Diseases (ECCMID 2022), which took place from April 23, 2022 through April 26, 2022 as a hybrid event both onsite in Lisbon, Portugal and online. At the time of the data cut off, the trial enrolled a total of 40 subjects hospitalized for VCAP (SARS-CoV-2, n=39; other viruses n=1). The ITT population included 35 subjects with 16 subjects in the inhaled NO group and 19 subjects in the control group. The primary COVID-19 treatments used during the study were Remdesivir (>30%) and Dexamethasone (>65%). Safety data from the study show that inhaled NO treatment was well tolerated overall with no treatment related adverse events as assessed by the investigators. There were two SAEs reported in the group receiving inhaled NO along with SST, which were determined to be related to underlying conditions and unrelated to study drug/device. From an efficacy perspective, results show a trend of shortening length of stay (“LOS”) by a factor 1.8 in favor of inhaled NO treatment. Duration of oxygen support, measured in-hospital and at home, was significantly shorter (p=0.0339) for inhaled NO treated subjects. Subjects with unstable oxygen saturation during hospitalization, 66.7% of the inhaled NO treatment group, reached stable saturation of ≥93% during hospital stay as compared to 26.7% in the SST group.

Following completion of the study and the 180-day follow-up period, incremental data were provided in a poster presentation at IDWeek 2022 held from October 19, 2022, through October 23, 2022 in Washington, D.C. In addition to the positive clinical results provided at ECCMID 2022, the poster showed a larger decline in c-reactive protein (“CRP”) from baseline for subjects treated with NO + SST compared to the control group. Analysis of the data provides compelling evidence that high concentration NO delivery with the LungFit® PRO generator and delivery system can be a powerful tool against any type of pneumonia, especially COVID-19. The Company anticipates commencing a study in calendar year 2023 following discussions with the FDA.

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

Additionally, long-term safety data for high concentration inhaled NO in bronchiolitis was presented at the Pediatric Academic Societies Meeting 2022 (PAS 22), which was held in Denver, Colorado from April 21, 2022 through April 25, 2022. A total of 101 infants from the three prior pilot studies for bronchiolitis (n=198) participated in the long-term follow-up study. Study endpoints for the long-term safety study included percentage of subjects re-hospitalized for bronchiolitis related reasons, such reasons included wheezing episodes, pneumonia, and asthma and the percentage of subjects re-hospitalized for any reason. Data from the study showed the re-hospitalization rate per 100 Patient Exposure Years (PEY) due to bronchiolitis related reasons trended favorably for the inhaled NO group. In addition, the long-term subject re-hospitalization rate for any reason was similar between inhaled NO and control groups. As such, the study concluded that the treatment of hospitalized infants with acute bronchiolitis by intermittent high dose inhaled NO show a favorable long-term safety profile.

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

There are approximately 50,000 to 90,000 people with NTM infections in the U.S. In Asia, the number of patients suffering from NTM surpasses what is seen in the U.S. There is one inhaled antibiotic approved for the treatment of refractory Mycobacterium avium complex (“MAC”). Current guideline-based approaches to treat NTM lung disease involve multi-drug regimens of antibiotics that may cause severe, long lasting side effects, and treatment can be longer than 18 months. Median survival for NTM MAC patients is approximately 13 years while median survival for patients with other variations of NTM is typically 4.6 years. The prevalence of human disease attributable to NTM has increased over the past two decades. In a study conducted between 2007 and 2016, researchers found that the prevalence of NTM in the U.S. is increasing at approximately 7.5% per year. M. abscessus treatment costs are estimated to be more than double that of MAC. A 2015 publication by co-authors from several U.S. government departments stated that cases in 2014 alone cost the U.S. healthcare system approximately $1.7 billion. For this indication, we believe U.S. sales potential to be greater than $1 billion and worldwide sales potential to be greater than $2.5 billion.

In December 2020 we began a 12-week, multi-center, open-label clinical trial in Australia intended to enroll approximately 20 adult patients with chronic refractory NTM lung disease. We received a grant of up to $2.17 million from the Cystic Fibrosis Foundation (“CFF”) to fund this study and advance the clinical development of inhaled NO to treat NTM pulmonary disease. The trial enrolled both cystic fibrosis (“CF”) and non-CF patients infected with MAC, M. abscessus or any strain of NTM. The study consisted of a run-in period followed by two treatment phases. The run-in period provided a baseline for the efficacy endpoints. The first treatment phase took place over a two-week period and began in the hospital setting where patients were titrated from 150 ppm NO up to 250 ppm NO over several days. During this phase patients received NO for 40 minutes, four times per day while Methemoglobin (“MetHb”) levels were monitored. Patients were also trained to use LungFit® GO and subsequently discharged to complete the remaining portion of the two-week treatment period at their home at the highest tolerated NO concentration. For the second treatment phase, a 10-week maintenance phase, the administration was twice daily. The study evaluated safety, quality of life, physical function, and bacterial load among other parameters.

At the American Thoracic Society International Conference 2022 (ATS 2022), which was held in San Francisco from May 13, 2022 through May 18, 2022, we presented positive interim data from the ongoing study. At the time of data cutoff on April 4, 2022, a total of 15 subjects were enrolled in the pilot study. The mean age of subjects was 62.1 years (range: 22 – 82 years) with the majority female (80%), a distribution consistent with real-world NTM disease. All 15 subjects were successfully titrated to 250 ppm NO in the hospital setting, and no patients required dose reductions during the subsequent at-home portion of the study. Patients were followed up for 12 weeks after the 12-week treatment period was completed.

After completion of the study, we presented positive results at the American College of Chest Physicians (“CHEST”) annual meeting, held from October 16, 2022 through October 19, 2022, further supporting development of intermittent high dose NO for the treatment of NTM. The study demonstrated that high dose NO treatment was well-tolerated in both the home and hospital settings. During the 10-week at-home treatment period of the study, a total of 2,492 inhalations were self-administered with overall high treatment compliance (>90%). There were no SAEs related to treatment discontinuations reported over the 12-week treatment or 12-week follow up periods. Key efficacy endpoints showed strong results with improvement seen in the majority of quality-of-life domains. Respiratory function and physical function were maintained during treatment and follow-up. Trends in the reduction of microbial load were observed and one subject achieved culture conversion with three consecutive negative sputum samples. We anticipate commencing a pivotal study in the first half of calendar year 2025 following discussions with the FDA.

Our program in COPD is in the preclinical stage and, subject to obtaining additional financing, is expected to enter clinical trials in calendar year 2024.

Ultra-High Concentration NO (UNO) in solid tumors through majority-owned affiliate Beyond Cancer, Ltd.

In the fourth calendar quarter of 2021, Beyond Cancer, our majority-owned affiliate, raised $30 million in a private placement of common shares. The investors purchased a 20% equity ownership in Beyond Cancer, while Beyond Air maintained 80%. The funding is being used to accelerate ongoing preclinical work, including the completion of IND-enabling studies, completion of a Phase 1 study, expansion of preclinical programs for combination studies, hiring of additional Beyond Cancer team members, and optimization of the delivery system, as well as for general corporate purposes.

Beyond Cancer will benefit from Beyond Air’s NO expertise, IP portfolio, preclinical oncology team, and regulatory progress, and will pay Beyond Air a single-digit royalty on all future revenues. Beyond Cancer is being led by a seasoned leadership team with experience in emerging healthcare companies and clinical oncology.

Selena Chaisson, MD, currently serves as Beyond Cancer’s Chief Executive Officer. Previously, Dr. Chaisson was the Director of Healthcare Investments at Bailard, where she spent 16 years focusing on highly specialized, emerging healthcare opportunities with more than one-third of her portfolio dedicated to investing in oncology companies. Prior to Bailard, Dr. Chaisson held senior executive roles at RCM Capital Management and Tiger Management. RCM Capital Management was acquired by Dresdner Bank in 1996 and then subsequently acquired by Allianz Global Investors U.S. in 2001. Dr. Chaisson received a BS in microbiology in 1987 from Louisiana State University in Baton Rouge, LA, where she graduated summa cum laude. She earned her MBA and MD from Stanford University in 1992 and 1993, respectively.

The Beyond Cancer Board of Directors consists of six members:

●	Steve Lisi, Chairman of the Board, and CEO and Chairman of the Board of Beyond Air
●	Selena Chaisson, MD, Director, and Chief Executive Officer of Beyond Cancer
●	Amir Avniel, Executive Director, and Chief Business Officer and Co-Founder of Beyond Air
●	Robert Carey, Director, and Board Member of Beyond Air
●	David Dvorak, Director
●	Gregory Berk, MD, Director

UNO has shown anticancer properties in preclinical trials by eliciting an immune response from the host. We have released preclinical data at several medical/scientific conferences showing the promise of delivering NO directly to tumors at concentrations of 20,000 ppm – 200,000 ppm. Results showed that local tumor ablation with NO conveyed anti-tumor immunity to the host. In April 2022, we presented in vivo and in vitro preclinical data at the American Association for Cancer Research (“AACR”) 2022 annual meeting. The in vivo study assessed the mode of action following a single 5-minute gaseous NO (“gNO”) treatment which provided data showing an effect on the primary tumor 14 days post-treatment. These data showed that intratumoral injections of concentrations of gNO at 20,000 and 50,000 ppm led to increased recruitment of T cells, B cells, macrophages, and dendrocytes to the primary tumor. An elevated number of T cells and B cells were also detected in the spleen and blood 21 days following gNO treatment. In addition, at the same time point, a marked reduction in the number of myeloid-derived suppressor cells was observed in the spleen. Results from the in vitro study showed that exposure of six different cancer cell lines – including human ovarian and pancreatic and mouse lung, melanoma, colon, and breast – to UNO ranging from 10,000 ppm to 100,000 ppm for up to 10 minutes resulted in a dose-dependent cytotoxic response. The higher concentration doses of gNO led to near-instant cell death, while the lower concentration doses required a longer exposure period to elicit cell death. Cell viability was assessed using two assays: XTT and clonogenic assay. After one minute of exposure to 25,000 ppm gNO, less than 10% viability was observed in all cell lines.

In March 2022 we received approval from the IMOH (Israeli Ministry of Health) to do a Phase 1 study.

The second half of calendar year 2022 was a time of significant progress for Beyond Cancer. On August 23, 2022, we announced that the first patient was treated in a first-in-human Phase 1 study to assess the safety and immune biomarkers of UNO therapy. In November, at the annual meeting of the Society for Immunotherapy of Cancer (“SITC”), we presented new in vivo combination data that support the potential of the Company’s novel UNO therapy to treat various types of solid tumors in combination with immune checkpoint inhibitor (“ICI”) therapies, including anti-PD-1. The data presented at SITC appears to indicate that UNO in combination with anti-PD-1 treatment may lead to higher tumor regression rates and prolonged survival. Also in 2022, on December 13, we announced the publication of preclinical data in the peer-reviewed journal Cancer Cell International (CCI), which showed that our proprietary tumor ablation technology utilizing UNO induced a potent innate and adaptive immune response that prevented metastases and resulted in a statistically significant survival benefit.

Calendar year 2023 began with the announcement of Beyond Cancer’s entry into a sponsored research agreement with Stanford School of Medicine and the appointment of Frederick M. Dirbas, MD, Associate Professor of Surgery, Division of Surgical Oncology, Stanford School of Medicine, and Mark D. Pegram, MD, the Suzy Yuan-Huey Hung Endowed Professor of Medical Oncology at the Stanford School of Medicine, to the Beyond Cancer Scientific Advisory Board (“SAB”). In addition to the research agreement, Dr. Dirbas was named as Chair of the SAB, which provides guidance for ongoing preclinical studies as well as ongoing and planned future clinical trials in the use of UNO to treat solid tumors. The newly appointed members of the SAB will work to provide input on the clinical development of Beyond Cancer’s UNO technology, particularly as it relates to the U.S. regulatory submission.

In April 2023, Beyond Cancer presented additional preclinical data for UNO therapy in solid tumors during the AACR 2023 annual meeting. Data showed a statistically significant survival benefit for repeat dosing of UNO compared to anti-mCTLA-4 as monotherapy and repeat doses of UNO prolonged survival in combination with anti-PD-1 compared to gNO alone. With regard to tumor volume, statistically significant reductions were observed with repeat dosing of UNO versus anti-mPD-1 as a monotherapy and in combination with anti-CTLA-4 versus anti-CTLA-4 alone. Additionally, the data shows that short exposures between 10 seconds to one minute of tumor cells to UNO at increasing concentrations of 25,000 ppm to 100,000 ppm NO significantly upregulate mPD-L1 expression in a dose and time-dependent manner. Also, in vivo experiments exhibited a statistically significant day 1 increase in M1 macrophages, decrease in Tregs, and reduction in tumor cell viability was directionally maintained through day 5. We believe that together with the known ability of NO to activate and recruit the immune system, the data presented at this year’s AACR annual meeting appears to indicate that repeat dosing of UNO is feasible and may be effective even in difficult-to-treat, non-immunogenic tumor types.

The Company expects to present top-line data from the first-in-human Phase 1 trial before the end of calendar year 2023.

Selective neuronal nitric oxide synthase (nNOS) inhibitor for the treatment of neurological conditions in collaboration with Hebrew University of Jerusalem

On June 15, 2023, the Company announced that it had entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. to acquire the commercial rights for neuronal nitric oxide synthase (nNOS) inhibitors being developed for the treatment of autism spectrum disorder (“ASD”) and other neurological conditions. Currently, there are no FDA approved therapies utilizing nNOS inhibitors specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air will make payments to the University over the next two years for preclinical work. Also, the Company will pay a low single digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones.

Work is currently being done by the University in a preclinical setting. We expect the program to progress into a phase 1 first-in-human study early in 2025.

Background and NO Mechanism of Action

NO is recognized as a vital molecule involved in many physiological and pathological processes. NO is naturally produced by the body’s immune system to provide a first line of defense against invading pathogens. It is a powerful molecule with a short half-life of a few seconds in the blood, enabling it to be cleared rapidly from the body. NO has been shown to play a critical role in the function of several body systems. For example, as vasodilator of smooth muscles, NO enhances blood flow and circulation. In addition, NO is involved in regulation of wound healing and immune responses to infection. The pharmacology, toxicity and other data for NO in humans is generally well known, and its use has been approved by the FDA as a vasodilator. The precise effect of inhaled NO is dependent on concentration, oxidation state and type of pathogen.

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

Nitric Oxide and Infection

NO possesses broad-spectrum anti-microbial activity acting against bacteria, fungi and viruses. NO is produced at high output as part of the innate immune response. NO and its by-products (for example, reactive nitrogen species (“RNS”)) are responsible for the process of killing microorganisms within white blood cells called macrophages and in organs such as the lungs and other mucolytic tissues.

More than a decade ago, several research groups showed that NO and RNS possess anti-viral activity and affect several viruses including coxsackievirus, RSV, influenza, severe acute respiratory syndrome (SARS), coronavirus, rhinovirus, herpes simplex virus, Epstein-Barr virus (EBV), and others. NO has also been shown to be useful in preventing bacterial growth on surfaces.

Continuous exposure to 150 ppm NO and above, especially in the lungs, may have side effects and cause damage to host cells. Intermittent exposure to NO in cycles retains NO anti-microbial activity both in vitro and in animal model of infection. Exposure of bacteria to concomitant 30-minute treatments with 160 ppm NO resulted in a significant reduction in bacterial load. A similar dose has been shown to reduce viruses (common influenza) by 30-100% in a canine kidney infection model. In vivo, in a pneumonia model in rats, inhaled 160 ppm NO, for 30 minutes, every 4 hours, resulted in significant reduction in bacteria counts in the lungs, without affecting the body’s defense mechanisms, and without any other adverse effect. In addition, we believe a daily dose of 160 ppm of NO can treat bovine respiratory disease (BRD) in cattle.

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

Beyond Air Technology

We have developed the Beyond Air NO generator and delivery system which we call LungFit®, a novel and precise delivery system that uses NO generated from ambient air with a novel NO generator, the ionizer. Our system provides continuous monitoring and control of the gaseous content administered during intermittent and continuous NO inhalation treatments, as well as a precise and reliable monitoring system that is able to monitor patient status and alert medical staff to any adverse effects.

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

When programmed for lung infections, the LungFit®, is designed to specifically deliver a NO dosage of 150 ppm and higher. We believe that the LungFit® has a number of advantages over other NO formulation delivery systems. For example, it is:

●	optimized to deliver 150 ppm and higher of NO, whereas existing NO delivery systems on the market consist of a maximum deliverable NO concentration of 80 ppm;

●	equipped with a monitoring system that continuously monitors system parameters (e.g., NO, NO2 and inhaled fraction of inspired oxygen (“FiO2”) concentrations);

●	capable of providing constant flow of NO, which we believe allows it to adequately cover the surface area of the lung to eliminate bacteria, viruses, fungi and other microbes;

●	programmable and able to deliver different dosage regimens for a wide range of lung infections;

●	able to generate NO from ambient air, eliminating the need for the use of high-pressure cylinders;

●	designed to be used by the patient, thus convenient and portable; and

●	administered non-invasively through a facial mask, which has the potential to address severe infections in large, underserved chronic-care markets, such as CF and COPD.

We believe that our solution has the potential for a number of additional benefits and opportunities, as follows:

●	The antimicrobial and multiple other properties of the NO molecule delivered to the lungs suggest the potential for application in a wide range of respiratory diseases. In contrast to the often arduous and slow drug discovery process for small molecules, proteins, and peptides, the use of NO in medicine is well-known, and therefore the identification of conditions where NO provides benefits has been, and we expect will continue to be, much simpler, quicker and less costly.

●	The FDA approved the use of NO as an inhaled drug for the treatment of PPHN in 1999. More than 20 years of clinical experience in the delivery, monitoring and understanding of NO in the clinical environment for vascular uses has been documented.

●	NO is naturally produced by the immune system and acts as a first line of defense against infectious diseases. We believe therapeutic use of NO for viral and bacterial co-infections would potentially improve the success of antimicrobial and anti-viral treatments by mimicking the body’s natural defense mechanism and thereby directly reduce viral infectivity, as well as antibiotic drug resistant bacteria.

●	NO is used naturally by the body for vasodilation and we believe that the benefits to patients with various medical conditions will be seen via vasodilation when delivered with our system.

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

Under the terms of the License, we agreed to pay NitricGen an aggregate of $2 million in up-front, clinical, and regulatory milestone payments, with the majority pertaining to regulatory milestones, as well as royalties on net sales of the delivery system containing the eNOGenerator at a percentage in the low-single digits. As partial consideration for the License, we issued to NitricGen warrants to purchase 100,000 shares of our common stock at an exercise price of $6.90 per share. To date, $1.5 million has been paid for milestones that were earned.

Cystic Fibrosis Foundation Agreement

On February 10, 2021, we received a grant for up to $2.17 million from the CFF to advance the clinical development of high concentration NO for the treatment of nontuberculous mycobacteria pulmonary disease, which disproportionally affects CF patients. Under the terms of the agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot study. The Company met the third milestone and received a reimbursement of $0.4 million in the fiscal year ended March 31, 2023. The Company has received a total of $1.3 million from the CFF since February 2021.

Strategies

Our objective is to build a leading medical device and biopharmaceutical company that develops and commercializes patented and proprietary products for the treatment of respiratory infections and diseases, with an initial focus on the treatment of PPHN, AVP, BRO, NTM and severe infections in COPD patients, among others. We are exploring and testing the effects of NO on solid tumors through our subsidiary, Beyond Cancer. Additionally, we are exploring the development of nNOS inhibitors for the treatment of ASD and other neurological conditions. If our clinical trials for our product candidates are successful, we expect to seek certification or marketing approval from the FDA and other worldwide authorities and notified regulatory bodies.

Our Clinical Results to Date

We have conducted several clinical trials to assess our 150-250 ppm NO inhalation-treatment in various indications. These trials include:

Date	Study	Indication	Primary	Results
2011	Pilot Safety (n=10)	All comers	Safety	No SAEs
2013 – 2014	Proof of Concept (“POC”) double blind randomized (n=43)	Bronchiolitis (due to any virus)	Safety & Efficacy	No SAEs; 24 hour reduction in hospital length of stay
2013 – 2014	Pilot open label (n=9)	Cystic Fibrosis (CF)	Safety & Efficacy	No SAEs; Lowered bacterial load
2016	Compassionate use investigator sponsored research (“ISR”) (n=2)	NTM abscessus (CF)	Safety & Efficacy	No SAEs; clinical & surrogate endpoints improved
2017	Compassionate use National Institute of Health, U.S. (n=1)	NTM abscessus (CF)	Safety & Efficacy	No SAEs; Improvements in clinical endpoints
2017	Pilot open label (n=9)	NTM abscessus	Safety & Efficacy	No SAEs; clinical & surrogate endpoints improved
2017-2018	Pilot; double blind randomized (n=68)	Bronchiolitis (due to any virus)	Safety & Efficacy	No SAEs; 27 hour reduction in hospital length of stay
2018	Compassionate use ISR (n=1)	NTM abscessus (CF)	Safety	No SAEs at 250 ppm NO dose
2019-2020	Pilot; double blind randomized (n=87)	Bronchiolitis (due to any virus)	Safety & Efficacy	No SAEs; 150 ppm treatment showed statistically significant improvements in primary and key secondary endpoints compared to both 85 ppm and control
2020-2022	Pilot; randomized, controlled (n=35)	VCAP (due to any virus, including COVID-19)	Safety & Efficacy	No SAEs related to treatment; 150 ppm NO showed statistically significant improvement in duration of oxygen use
2020-2022	Pilot open label (n=15)	NTM (all strains)	Safety & Efficacy	All patients titrated to 250 ppm NO with no treatment related discontinuations during 11+ weeks of self-administration at home; Improvements in QoL
2021-2022	Pilot; randomized, controlled (n=101)	Bronchiolitis Long Term Follow-up	Safety	Favorable long term safety profile based on re-hospitalization rate

Cystic Fibrosis and NTM Clinical Development

In 2011, a prospective, open label, controlled, single-center pilot safety study was conducted on ten healthy adults between 20 and 62 years of age. The data were published in the Journal of Cystic Fibrosis in 2012. Subjects received 160 ppm NO for 30 minutes, five times a day, for five consecutive days via direct inhalation to the lungs using a prototype delivery system. The primary objective of the study was to determine the effect of inhaled 160 ppm NO on pulmonary function tests and characterize the relationship between high-concentration NO administration and MetHb – a form of hemoglobin that is a biproduct of NO and hemoglobin that cannot bind oxygen – and establish a MetHb safety threshold level to assess adverse events associated with the treatment. Secondary objectives of the study were to assess the changes in cytokine levels. Multiple safety markers were continuously monitored including: NO levels, NO2 (a biproduct of NO and O2 that can be toxic at high concentrations), FiO2, as well as MetHb and oxygen saturation (“SaO2”). Vital signs, lung function, blood chemistry (including nitrite/nitrates), hematology, prothrombin time, inflammatory cytokine/chemokines levels and endothelial activation (angiopoietin ratio) were also closely monitored. All individuals tolerated the NO formulation treatment courses well. No SAEs occurred. The maximum amount of air one can forcefully exhale in one second, known as forced expiratory volume in one second (“FEV1”) and other lung function parameters, serum nitrites/nitrates, prothrombin, pro-inflammatory cytokine and chemokine levels did not differ between baseline and day 5, while MetHb increased during the study period by an average of 0.9%, as expected. These data suggest that inhalation of 160 ppm NO for 30 minutes, five times a day, for five consecutive days is well tolerated in healthy individuals.

In 2014, we completed a pilot open label, multi-center study in nine CF patients (≥10 years old). Patients received intermittent (30 minutes, three times a day) inhalation of 160 ppm NO formulation, five days a week, over a two-week period. The study was performed in two centers, Soroka Medical Center and Schneider Children’s Medical Center of Israel. The primary endpoints of the study were to determine the MetHb percentage, adverse events associated with inhaled NO and the percentage of subjects who prematurely discontinued the study due to adverse events (“AEs”) and/or SAEs, or for any other reason. AEs were reported by five (55.5%) subjects. There were no SAEs related to NO therapy, no treatment-related withdrawals due to AEs, and no deaths. AEs considered by the investigator as possibly or probably related to treatment were reported for two (22.2%) subjects. There were no AEs of MetHb elevation >5% or NO 2 elevation >5 ppm (study safety threshold of MetHb and NO2, respectively). In total, seven cases of hemoptysis were reported in two subjects and all events were mild in severity. There was no cumulative effect of MetHb exposure during the study. The maximum MetHb level reported was 4.6%. Several secondary efficacy analyses were conducted in this study, and though the study was not powered for efficacy, results show various positive effects of the treatment regime. Bacterial and fungal sputum load analysis results were highly variable, though marked reductions of Methicillin-sensitive Staphylococcus aureus (“MSSA”), Achromabacter, P. aeruginosa, and Aspergillus were seen in several subjects. These results suggest non-specific targeting of bacteria and fungi that commonly manifest in CF patients. In subjects with systemic inflammation (CRP >5 mg/mL) at baseline, CRP levels decreased over the treatment period, showing the effect of NO in the reduction of systemic inflammation. There were no statistically significant or clinically relevant changes in FEV1 over time, and lung function indices also remained relatively constant throughout the study duration.

In 2016, Rambam healthcare campus in Israel conducted a compassionate use treatment for two patients with CF who suffer from M, abscessus lung infections. The data were published in the Pediatric Infectious Disease Journal in 2017. The NO treatment regime, as well as the device for this treatment, was supplied by BA Ltd., our wholly owned subsidiary. Patients received intermittent 30-minute treatments of 160 ppm NO, with two different regimes including hospitalization (5 times a day) and ambulatory treatment (2-3 inhalations a day). Treatment was well tolerated with no evidence of any serious side effects. We observed significant improvement in sputum production (up to 5-10 times more sputum), and subjective improvement in the well-being of both patients. Significant reduction in systemic inflammation was observed in the first patient, as observed by reduction of CRP (C-reactive protein, a systemic inflammation marker that rises in response to inflammation) levels during treatment. In addition, the first patient had a 2 log (100-fold) reduction in M. abscessus during treatment (an effect that was lost after the treatment regime changed to ambulatory). The second patient showed a significant increase in the 6-minute walk (“6MW”) test and the sputum culture became negative, which is consistent with eradication of M. abscessus. Further information is needed, but we believe these results suggest that the treatment of M. abscessus with high-concentration inhaled NO is effective.

In 2017, we treated one patient with CF who suffered from NTM infections (specifically, M. abscessus) under compassionate use in the United Sates at the National Heart, Lung and Blood Institute with our generator based NO delivery system. The patient saw improvements in 6MW, FEV1, most Quality-of-Life measures and had no SAEs. The bacteria was not eradicated. The patient requested to be treated again and this treatment commenced in February 2018. A total of 38 treatments were administered over 8 days, 29 of them at a concentration of 240 ppm, with no SAEs believed to be related to NO reported.

Additionally in 2017, we completed a single-arm, open-label Pilot trial in nine patients with M. abcessus lung disease, who were refractory to standard-of-care (“SOC”). The patients were treated with inhaled NO at a concentration of 160 ppm for 30 minutes, in addition to treatment with SOC. Our inhaled NO treatment was administered intermittently five times per day over a 14-day period, followed by a seven-day period with three treatments per day. The primary endpoint of safety, as measured by NO-related SAEs, over the 21-day treatment period was met with no SAEs reported. Secondary endpoints of a 6MW test FEV1, Quality of Life and M. abscessus load in sputum all trended positively. 6MW showed an increase of >40 meters at the end of treatment at day 21 versus baseline and an increase of >25 meters on day 81 (60 days after the cessation of therapy). The mean percentage change in FEV1 at day 21 and day 51 (30 days after the cessation of treatment) was > 3.5% with FEV1 returning to baseline at day 81 (60 days after the cessation of therapy). At day 81 (60 days after the cessation of therapy) bacterial load was 65% lower than baseline. 1 of 9 patients saw culture conversion. This study was published in the Journal of Cystic Fibrosis in 2019.

In 2018, an additional CF patient infected with M. abscessus was treated over a 4-week period with 76 of 84 treatments at 250 ppm NO in Israel at Soroka Medical Center. The patient saw improvements in 6MW, FEV1 and most Quality-of-Life measures. The bacteria were not eradicated. Importantly, there were no SAE’s reported and all treatments were completed without incident.

In December 2020 we began a 12-week, multi-center, open-label clinical trial in Australia intended to enroll approximately 20 adult patients with chronic refractory NTM lung disease. We received a grant of up to $2.17 million from the CFF to fund this study and advance the clinical development of inhaled NO to treat NTM pulmonary disease. The trial enrolled both CF and non-CF patients infected with MAC, M. abscessus or any strain of NTM. The study consisted of a run-in period followed by two treatment phases. The run-in period provided a baseline for the efficacy endpoints. The first treatment phase took place over a two-week period and begun in the hospital setting where patients were titrated from 150 ppm NO up to 250 ppm NO over several days. During this phase patients received NO for 40 minutes, four times per day while MetHb levels were monitored. Patients were also trained to use LungFit® GO and subsequently discharged to complete the remaining portion of the two-week treatment period at their home at the highest tolerated NO concentration. For the second treatment phase, a 10-week maintenance phase, the administration was twice daily. The study was evaluating safety, quality of life, physical function, and bacterial load among other parameters. The mean age of subjects was 62.1 years (range: 22 – 82 years) with the majority female (80%), a distribution consistent with real-world NTM disease. All 15 subjects were successfully titrated to 250 ppm NO in the hospital setting, and no patients required dose reductions during the subsequent at-home portion of the study. Patients were followed up for 12 weeks after the 12-week treatment period was completed.

We presented positive results at the 2022 CHEST annual meeting, held from October 16, 2022 through October 19, 2022, further supporting development of intermittent high dose NO for the treatment of NTM. The study demonstrated that high dose NO treatment was safe and well-tolerated in both the home and hospital settings. During the 10-week at-home treatment period of the study, a total of 2,492 inhalations were self-administered with overall high treatment compliance (>90%). There were no SAEs related to treatment discontinuations reported over the 12-week treatment or 12-week follow up periods. Key efficacy endpoints showed strong results with improvement seen in the majority of quality-of-life domains. Respiratory function and physical function were maintained during treatment and follow-up. Trends in the reduction of microbial load were observed and one subject achieved culture conversion with three consecutive negative sputum samples.

In addition to further supporting development of intermittent high dose NO for the treatment of NTM, we believe this study breaks new ground in the development of NO therapy by showing the potential for the Company’s at-home generator-based system to be used safely and consistently by this patient population in a real-world setting.

VCAP and BRO Clinical Development

In 2014, we completed a double blind, randomized Pilot study for infants with bronchiolitis (n=43) for which the data were published in the Pediatric Pulmonology Journal in 2017. The study was performed at Soroka University Medical Center in Israel. Forty-three infants between the ages of two to 12 months diagnosed with bronchiolitis were randomly assigned to either the treatment group or the control group. The treatment group comprised 21 subjects who received intermittent (30 minutes, five times a day) inhalation of 160 ppm NO formulation, in addition to supportive O2 treatment for up to five days. The control group, 22 subjects, received ongoing inhalation of the supportive O2 treatment. Primary endpoints included determination of the MetHb levels, adverse events associated with the inhaled NO formulation and proportion of subjects who prematurely discontinued the study. Baseline clinical score, indicating disease severity at screening, was similar between treatment groups (~8). Results were encouraging, with similar overall incidence of AEs between the treatment groups. Out of 43 patients, 39 (~90%) completed the study per protocol (“PP”), with similar percentages (90%) for both the control and the treatment groups, individually. Only one subject from the treatment group discontinued treatment due to an adverse event, namely – repeated MetHb levels above 5%. Adverse events were reported by 23 (53.5%) subjects overall, with ten (47.6%) subjects in the NO group reporting a total of 22 AEs, and 13 (59.1%) subjects in the control group reporting a total of 22 AEs. SAEs were reported by four (19.0%) subjects in the NO group and four (18.2%) in the standard treatment group. There were no treatment-related SAEs in the NO treatment group.

In the NO group, six (28.6%) subjects had any MetHb measurement >5% during the study treatment period, and three of these subjects had more than one MetHb >5%. The maximum MetHb level was 5.6% in one subject in the NO group. There was no cumulative effect of MetHb exposure during the study. The MetHb levels in this study were defined to <5% as a safety measure, though previous findings have shown that higher levels (6.4%) are non-toxic in children. Secondary and exploratory analyses were performed, and results show positive impact of the treatment regime. In a subgroup of subjects that stayed at the hospital at least 24 hours (LOS >24 hours), a statistically significant treatment benefit of NO versus standard treatment was demonstrated. Mean results for subjects with LOS > 24 hours show that LOS was shortened by approximately 34% in the NO group compared to the standard treatment group, with a one-day difference between the groups (PP, N=24). Time to normal oxygenation (SaO2 of 92%) was shortened by approximately 44% (27.75 hours) in the NO group compared to the standard treatment group (PP, N=24). An 80% improvement in time to clinical score (indicating improvement in disease severity) and time to normal oxygenation (92%) was observed in favor of the NO group (PP, N=24).

In 2018 we completed a second pilot study in bronchiolitis in 6 centers in Israel. The data were published in Nature in 2020. The prospective, randomized, double blind, controlled pilot study enrolled 67 patients, aged 0-12 months, who were hospitalized due to bronchiolitis. The patients received either SOC (typically oxygen and hydration) or SOC plus inhaled NO at a concentration of 160 ppm for 30 minutes 5 times per day for up to 5 days. The primary endpoint of hospital LOS was met with a 26.7-hour reduction in hospital length of stay demonstrated (p=0.04). Secondary endpoints of time required to achieve a clinical score of 5 or less on the modified Tal score and time required to achieve SaO2of 92% or greater showed improvement versus the SOC. There were no issues with NO2 or MetHb and no SAEs were recorded.

In 2020 we completed a third pilot study in bronchiolitis in 8 centers in Israel and presented the data at 2020 CHEST annual meeting. The prospective, randomized, double blind, controlled pilot study enrolled 89 patients (ITT n=87), aged 0-12 months, who were hospitalized due to bronchiolitis. The patients were randomized 1:1:1 to receive either SOC (typically oxygen and hydration) or SOC plus inhaled NO at 85 ppm or SOC plus inhaled NO at 150 ppm for 40 minutes 4 times per day for up to 5 days. There were no SAEs related to NO therapy. Efficacy results are shown in the table below.

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

If we reach the commercialization stage for any of our remaining product candidates, we expect that we will collaborate with companies outside the U.S. for all indications. We are still determining whether to attempt to collaborate for any indication in the U.S. We are commercializing LungFit® PH in the U.S. ourselves and expect to partner with third parties to commercialize LungFit® PH outside the U.S.

Our PreClinical Results to Date for LungFit®

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

Additional Programs

Beyond Cancer’s research data has shown that UNO has anticancer properties and elicits an immune response from the host. Beyond Cancer utilizes an intratumoral UNO technology as a gas delivery of NO at high concentrations to tumors to induce an immune response. Gas based intratumoral therapies for the treatment of cancer are considered novel and new medical science. Beyond Cancer’s efforts are currently also focused on utilizing UNO in combination with Keytruda, a PD-1 inhibitor or other PD-1 or PDL-1 inhibitors as a treatment for cancers. To date, no such gas-based therapy has been approved for commercialization by the FDA or other regulatory agencies.

We have entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. to acquire the commercial rights for neuronal nitric oxide synthase (nNOS) inhibitors being developed for the treatment of autism spectrum disorder (“ASD”) and other neurological conditions. Currently, there are currently no FDA approved therapies utilizing nNOS inhibitors specifically for the treatment of ASD.

Competition

The biotechnology, pharmaceutical and medical device industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, medical device companies, public and private universities and research organizations actively engaged in the research and development (“R&D”) of products that may be similar to our approved product or product candidates. We are aware of several companies currently developing and selling NO therapies for various indications such as hypoxic respiratory failure (HRF). For example, Mallinckrodt commercializes INOMAX® (nitric oxide) for inhalation, which is approved for use to treat newborns suffering from hypoxic respiratory failure (“HRF”)-PPHN, in the U.S., Canada, Australia, Mexico and Japan. Linde Group markets a generic version of the Mallinckrodt offering with their delivery system called NOxBOX®. The Linde Group has marketing rights to INOMAX® in Europe. Air Liquide sells a similar product in Europe, called KINOX™, together with their delivery platform called SoKINOX™, for the treatment of pulmonary hypertension of the newborn. In Europe, EKU, International Biomedical, Cahouet and ITC each have a device that delivers nitric oxide. Bellerophon Therapeutics is developing an NO delivery system for patients with chronic pulmonary diseases such as COPD, PH-sarcoidosis, or fibrotic interstitial lung disease. VERO Biotech LLC (formerly known as Geno LLC) received FDA approval for their delivery system GENOSYL DS for HRF associated with PPHN in 2019, and received FDA approval for a third generation of that delivery system in 2023. In addition, other companies may be developing inhaled NO delivery systems at various concentrations. Novan Inc. has recently received approval for a nitric oxide-based prescription treatment called berdazimer for molluscum, a contagious skin infection. SaNOtize has an NO nasal spray that has received approval in India, Israel and eight other countries for preventing COVID-19 after exposure. Third Pole has reported the development of an NO generator and delivery system, but we are not aware of any display of any product at any medical/scientific conference in recent years. Our patents surrounding LungFit® have priority date over those of Third Pole.

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

As it relates to Beyond Cancer’s programs, no such gas-based therapies have been approved for commercialization by the FDA or other regulatory agencies to date. Similarly, there are currently no FDA approved therapies utilizing nNOS inhibitors specifically for the treatment of ASD.

Manufacturing and Distribution

We have contracted with third-party contract manufacturers, Spartronics LLC (“Spartronics”), and Medisize Ireland Limited (“Medisize”) who have completed a substantial portion of the commercial manufacturing process for our LungFit® PH system. In addition, we will be reliant on our partners for commercial manufacture of our systems for both clinical studies and commercial supply. In the twelve months ended March 31, 2023, the Company purchased approximately 80% of our materials from these two third-party vendors, with these vendors representing 67% and 13%, respectively.

We have a central warehouse in Atlanta, GA for the staging of products to be deployed to forward-stocking locations (“FSL”) in major cities close to our potential customers. We contract with third party logistics providers to manage both the central warehouse and the FSLs. FSLs allow us to supply LungFit® devices and consumables in a timely manner to customers.

We market directly to our customers through our field sales team. A separate team of clinical specialists provides the training necessary to use the devices. Invoicing and cash collection are managed from our headquarters location.

Intellectual Property

We own or have exclusively licensed patents, pending patent applications, know-how and trade secrets that relate to our NO generator, NO2 filtration, delivery systems, devices configured for delivering NO to patients by inhalation, methods of exposing patients to inhalation of NO, and methods for treating subjects in need of NO inhalation.

We are party to a global, exclusive, transferable license agreement with NitricGen for the eNOGenerator, its components, and all associated patents and know how related thereto. Additionally, we have a broad intellectual property portfolio directed to our product candidates and mode of delivery, monitoring parameters and methods of treating specific disease indications. Our intellectual property portfolio consists of issued patents and pending applications, which includes patents we acquired pursuant to the exercise of an option in 2017 granted to us by Pulmonox Technologies Corporation (“Pulmonox”).

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

Patent Applications. We have over 50 pending patent applications worldwide, including U.S., foreign and Patent Corporation Treaty (“PCT”) patent applications.

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

On May 25, 2021, we and Circassia Limited entered into a Settlement Agreement resolving all claims by and between both parties and mutually terminating the Circassia agreement disclosed in Note 10 of the consolidated financial statements included in this Annual Report. Pursuant to the terms of the Settlement Agreement, we agreed to pay Circassia $10.5 million in three installments, the first being a payment of $2.5 million to Circassia within fifteen (15) days following FDA approval of the LungFit® PH (the “Initial Payment Due Date”). Thereafter, we shall pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6 million. $10.5 million was accrued as a liability as of March 31, 2022 when management deemed the approval of LungFit® PH by the FDA was probable. FDA approval was received on June 28, 2022. $2.5 million was paid to Circassia Limited in July 2022 and $8.0 million remains as an accrued liability as of March 31, 2023. $3.5 million will be paid in July 2023 and the final $4.5 million will be paid in July 2024.

Government Regulation

U.S. Regulation. In the U.S., the FDA regulates drug and medical device products under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), and its implementing regulations. Our products have been designated as devices by the FDA and will be regulated by the Center for Devices and Radiological Health (CDRH). Given that currently approved NO products and delivery systems were approved either separately (NO drug approval and NO delivery systems cleared as devices) or as drug-device combinations in the United States, we expect our device to not only be reviewed by CDRH, but also have input from the Center for Drug Evaluation and Research (“CDER”).

FDA Premarket Clearance and Approval Requirements for Medical Devices. Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, authorization of a de novo application, or approval of a PMA application. Under the FD&C Act, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”) facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

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

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance, authorization of a de novo application, or PMA approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

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

Clinical Trials. Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s Investigational Device Exemption (“IDE”) regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”) for each clinical site. The IRB is responsible for the initial and continuing review of the IDE study, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

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

Post-market Regulation. After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;
●	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
●	labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of off-label (as defined below) uses of cleared or approved products;
●	requirements related to promotional activities;

●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;
●	medical device reporting regulations which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur.
●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health;
●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

FDA will determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. Depending on how the FDA views the product candidates that are developed, the FDA may have aspects of the product candidate reviewed by the Center for Biologics Evaluation and Research (“CBER”), CDRH, or CDER, though one center will be designated as the center with primary jurisdiction, based on the product candidate’s primary mode of action. The FDA determines the primary mode of action based on the single mode of action that provides the most important therapeutic action of the combination product candidate – the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product candidate. The review of such combination product candidates is often complex and time-consuming, as the FDA may select the combination product candidate to be reviewed and regulated by one or multiple of the FDA centers identified above, which could affect the path to regulatory clearance or approval. Furthermore, the FDA may also require submission of separate applications to multiple centers.

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

Healthcare Fraud and Abuse Laws. In addition to the FDA’s ongoing post-approval regulation of devices discussed above, manufacturers are also subject to several other types of laws and regulations, subject to differing enforcement regimes. In recent years, marketing and promotional activities regarding FDA-regulated products have come under intense scrutiny and have been the subject of enforcement action brought by the U.S. Department of Justice and the Office of Inspector General of the Department of Health and Human Services, as well as state authorities and even private individuals.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and selection of medical devices for patients. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The federal health care program Anti-Kickback Statute (“AKS”) prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical or device manufacturers, on the one hand, and prescribers, purchasers and formulary managers and others on the other. The term “remuneration” has been broadly interpreted to apply to anything of value including, for example, gifts, cash payments, donations, waivers of payment, ownership interests, and providing any item, service, or compensation for something other than fair market value. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it. Although there are a number of statutory exceptions and regulatory safe harbors to the AKS protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including certain discounts, or engaging such individuals as consultants, advisors and speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Moreover, there are no safe harbors for many common practices, such as educational grants and reimbursement support programs. Violations are punishable by up to 10 years in prison, criminal fines, administrative civil monetary penalties and exclusion from participation in federal healthcare programs. Any sales or marketing practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny under the AKS;

●	the federal civil False Claims Act (“FCA”) imposes liability on individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent, claims for payment of government funds, knowingly making, using, or causing to be made or used a false statement or record material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. Actions under the FCA may be brought by the government or as a qui tam action by a private individual in the name of the government, who may also share in any monetary recovery. Qui tam actions are filed under seal and impose a mandatory duty on the U.S. Department of Justice to investigate such allegations. Manufacturers have faced liability under the FCA for providing inaccurate billing or coding information to customers or promoting a product off-label. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations, as well as exclusion from participation in federal healthcare programs;
●	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations (collectively, “HIPAA”), imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation, or using any false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items, or services;
●	the federal Physician Payments Sunshine Act (the “Sunshine Act”) requires applicable manufacturers of devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Several states have enacted legislation requiring medical device manufacturers to, among other things, establish marketing compliance programs; file periodic reports with the state, including reports on gifts and payments to individual health care providers; and/or register their sales representatives. Some states prohibit certain sales and marketing practices, including the provision of gifts, meals, or other items to health care providers.

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

The EU MDR repeals and replaces the EU Medical Devices Directive 93/42/EEC. Unlike directives, which must be implemented into the national laws of the EEA countries, the regulations is directly applicable, i.e., without the need for adoption of EEA country laws implementing them, in all countries and are intended to eliminate current differences in the regulation of medical devices among EEA countries. The EU MDR, among other things, establishes a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensures a high level of safety and health while supporting innovation. The EU MDR entered into application on May 26, 2021, and among others things:

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

Orphan Designation and Exclusivity. In the EU, the Committee for Medicinal Products for Human Use grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU Community and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product.

In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Corporate History

We were incorporated on April 24, 2015. On June 25, 2019, our name was changed to Beyond Air, Inc. from AIT Therapeutics, Inc.

We have the following wholly owned subsidiaries:

-	Beyond Air Ltd. (“BA Ltd.”), incorporated in Israel on May 1, 2011.

-	Advanced Inhalation Therapies (“AIT”), a wholly-owned subsidiary of BA Ltd., incorporated on August 29, 2014, in Delaware. AIT was dissolved on March 1, 2021.

-	Beyond Air Australia Pty Ltd., incorporated on December 17, 2019 in Australia.

-	Beyond Air Ireland Limited, incorporated on March 5, 2020 in Ireland.

-	Beyond Air Cyprus Limited, incorporated on October 13, 2021 in Cyprus.

We also have 80% ownership in the following entity:

-	Beyond Air Bermuda Limited, incorporated on August 13, 2021 in Bermuda. In September 2022, its name was changed to Beyond Cancer Bermuda Limited.

Beyond Air Bermuda has the following wholly owned subsidiaries:

-	XAIR Israel Ltd, incorporated on October 3, 2021 in Israel.

-	Beyond Cancer U.S., Inc., incorporated on March 17, 2022 in Delaware.

Emerging Growth Company Status

As of April 1, 2022, we ceased to be an “emerging growth company” (“EGC”) as defined in the Jumpstart our Business Startups Act of 2012. As such, the Company became subject to new accounting pronouncement effective dates for non-EGCs for fiscal year 2023. As a result, we have experienced, and expect to continue to experience, additional costs associated with being a public company. We may also experience additional costs associated with compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, the adoption of certain Accounting Standards Updates upon losing such status, and additional disclosure requirements.

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

Human Capital

As of March 31, 2023, we had 98 employees globally, all of whom were full time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Risks Related to Our Financial Position and Capital Requirements

Numerous factors, including the incurring of significant losses, are relevant to our financial success and any or all such factors could have a disproportionate impact on our bottom line.

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These are not the only risks we face. These risks include, among others, that:

●	we are a medical device and biopharmaceutical company with only one FDA-approved product and a limited operating history on which to assess our business, have incurred significant losses since our inception and incurred a net cash used in operating activities for the year ended March 31, 2023 of approximately $33.0 million. As of March 31, 2023, we have an accumulated deficit of approximately $179.5 million and we anticipate to continue to incur significant losses for the foreseeable future;

●	we are unable to predict the extent of future losses or when we will become profitable based on the sale of any product, if at all. Even if we succeed in scaling the commercialization of our approved product and succeed in developing and commercializing our product candidates, we may never generate revenue to sustain profitability;

●	we have only one FDA-approved product, and we expect that we will need to raise additional funding before we can expect to become profitable from sales of our products;

●	we are heavily dependent upon the success of our approved product and product candidates (which are in various stages of clinical development), and we cannot provide any assurance that the FDA or comparable foreign regulatory authorities will allow us to conduct further clinical trials;

●	we are in the process of further developing our proprietary NO delivery system, and unexpected delays will adversely impact the timing of our U.S.-based clinical trials and approvals;

●	we might be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever;

●	our competitors may develop or commercialize products faster or more successfully than us;

●	because some of the target patient populations of our approved product or product candidates are small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth;

●	we rely on third parties to help conduct our preclinical studies, clinical trials and commercial scale manufacturing;

●	if we are unable to obtain and maintain effective intellectual property rights for our technologies, approved product or current or future product candidates, we may not be able to compete effectively in our markets; and

●	our future success depends in part upon our ability to retain our executive and scientific teams, and to attract, retain and motivate other qualified personnel.

Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. If we are required by regulatory authorities to perform studies in addition to those expected or if there are any delays in the initiation and completion of our clinical trials or the development of any of our product candidates, our expenses could increase.

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

Our future capital requirements will depend on many factors, including the success and costs of our commercialization activities, including product marketing, sales, and distribution progress, the results of our clinical trials, the timing and outcome of regulatory review of our product candidates, commercial manufacturing success, and the number and development requirements of product candidates that we pursue. Because of the numerous risks and uncertainties associated with the development and commercialization of our approved product and product candidates, we are unable to reasonably estimate the amounts of additional capital outlays and operating expenditures that our business will require. It is likely that we will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

●	expanding commercialization of our approved product;

●	clinical trials for our product candidates;

●	researching and developing new products;

●	pursuing growth opportunities, including more rapid expansion;

●	acquiring complementary businesses or technologies;

●	making capital improvements to improve our infrastructure;

●	hiring qualified management and key employees;

●	responding to competitive pressures;

●	complying with regulatory requirements; and

●	maintaining compliance with applicable laws.

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

Our failure to comply with the covenants or other terms of the Loan Agreement, including as a result of events beyond our control, could result in a default under the Loan Agreement that could materially and adversely affect the ongoing viability of our business.

Subsequent to the fiscal year ended March 31, 2023, on June 15, 2023 (the “Closing Date”), we and our wholly owned subsidiary, Beyond Air Ltd., entered into a Loan and Security Agreement (the “Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). Also on June 15, 2023, the Company entered into a Supplement to the Agreement (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders. The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $40 million, with (i) $17.5 million advanced on the Closing Date (“Tranche 1”), (ii) up to $10 million which may be advanced upon the request of the Company between April 1, 2024 and September 30, 2024, subject to the Company having achieved total revenue derived from the sale of LungFit® PH (other than licensing revenue) (“Product Revenue”) for the three-month period prior to funding of not less than 85% of projected Product Revenue for such period (“Tranche 2”), and (iii) up to $12.5 million which may be advanced after April 1, 2024 (the “Discretionary Tranche”), subject to (a) the Agent and Lenders having received investment committee approval and (b) the Company and Lenders having mutually agreed to draw and fund, respectively, such amount. The Loans are due and payable on June 1, 2027 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months contingent upon the Company’s achievement of at least $40 million of Product Revenue in the fiscal year ending March 31, 2025 and whether the Company has fully drawn Tranche 2. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. The Company may, subject to certain parameters, voluntarily prepay the Loans, in whole or in part, at any time. If prepayment occurs on or before the one-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 3.00%; if prepayment occurs after the one-year anniversary of the Closing Date and on or before the two-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 2.00%; if prepayment occurs after the two-year anniversary and on or before the three-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.50%; and if prepayment occurs after the three-year anniversary of the Closing Date and before the Maturity Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.00%. A final payment fee of 3.50% of the principal amount of the Tranche 1 and Tranche 2 Loans is also due upon the Maturity Date or any earlier date of prepayment (in the case of any partial prepayment, solely with respect to the principal amount being prepaid). The Loans are guaranteed by the Company’s subsidiaries, Beyond Air Ltd. and Beyond Air Ireland Limited, and certain of the Company’s future subsidiaries (collectively, the “Guarantors”). The Company’s obligations under the Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of the Company’s assets and will be secured by a pledge of substantially all of the assets of the Guarantors.

Pursuant to the Loan Agreement, the Company is subject to a financial covenant requiring the Company to maintain at all times $5,000,000 in unrestricted cash. The Loan Agreement also contains affirmative and negative covenants customary for financings of this type that, among other things, limit the ability of the Company and its subsidiaries to (i) incur additional debt, guarantees or liens; (ii) pay any dividends; (iii) enter into certain change of control transactions; (iv) sell, transfer, lease, license, or otherwise dispose of certain assets; (v) make certain investments or loans; and (vi) engage in certain transactions with related persons, in each case, subject to certain exceptions.

The Loan Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the Agent may accelerate all amounts outstanding under the Loans. Events of default include, among other things:

●	our failure to pay any principal or interest under the Loan Agreement or any note in connection therewith;
●	any representation or warranty made shall prove to have been false or misleading in any material respect;
●	the occurrence of circumstances that could reasonably be expected to have a material adverse effect;
●	our default in any obligation under any other agreement involving indebtedness exceeding $250,000 that (i) results in the acceleration of such indebtedness or (ii) enables the holder of such indebtedness to accelerate such indebtedness;
●	judicial or administrative actions by governmental or regulatory authorities that could reasonably be expected to have a material adverse effect;
●	our breach of the restrictive covenants, reporting obligations or other terms of the Loan Agreement; and
●	certain specified insolvency and bankruptcy-related events.

Subject to any applicable cure period set forth in the Loan Agreement, all amounts outstanding with respect to the Loans (principal and accrued interest), as well as any applicable prepayment premiums, final payment fees and other obligations and amounts owing under the loan documents, would become due and payable at the option of the Agent at the direction of the Lenders. Our assets or cash flow may not be sufficient to fully repay our obligations under the Loans if the obligations thereunder are accelerated upon any events of default. The duration and magnitude of any negative impact from a potential resurgence of the COVID-19 pandemic on LungFit® PH commercialization, development or net revenues could also affect our ability to meet the requirements to draw on one or more of the tranches and to remain in compliance with our liquidity financial covenant. Further, if we are unable to repay, refinance or restructure our obligations under the Loans, the Agent on behalf of the Lenders could proceed to protect and enforce their rights under the Agreement and the other loan documents by exercising such remedies (including foreclosure on the assets securing our obligations under the Agreement and the other loan documents) as are available to the Agent and the Lenders and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Agreement or the other loan documents or in aid of the exercise of any power granted in the Agreement or other loan documents. The foregoing would materially and adversely affect the ongoing viability of our business.

If we are unable to satisfy certain conditions in the Loan Agreement, we will be unable to draw down the remaining tranches of the Loans.

Pursuant to the Loan Agreement, we must satisfy certain conditions to be eligible to draw down the Tranche 2 of $10 million and the Discretionary Tranche of $12.5 million. Tranche 2 may be advanced upon the request of the Company between April 1, 2024 and September 30, 2024, subject to the Company having achieved Product Revenue for the three-month period prior to funding of not less than 85% of projected Product Revenue for such period. The uncommitted Discretionary Tranche may be advanced after April 1, 2024 subject to (i) the Agent and Lenders having received investment committee approval and (ii) the Company and Lenders having mutually agreed to draw and fund, respectively, such amount. If we are unable to satisfy the conditions for the draw-down of Tranche 2 or the Lenders do not agree to fund the Discretionary Tranche, we would not be able to draw down such tranches and may not be able to obtain alternative financing on commercially reasonable terms or at all.

Our Loan Agreement contains restrictions that limit our flexibility in operating our business.

The Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without the prior consent of the Agent and the Lenders. These covenants limit our ability to, among other things:

●	sell, transfer, lease or dispose of our assets;
●	create, incur or assume additional indebtedness;
●	encumber or permit liens on certain of our assets;
●	make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock;
●	make specified investments (including loans, guaranties and advances);
●	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
●	enter into certain transactions with our affiliates; and
●	permit our unrestricted cash held in certain deposit accounts to at any time be less than $5,000,000.

The covenants in the Loan Agreement may limit our ability to take certain actions that may be in our long-term best interests. In the event that we breach one or more covenants, the Agent at the direction of the Lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, plus penalties and interest, terminate the Lenders’ commitments to fund any undrawn tranches and foreclose on the collateral granted to them to secure the obligations under the Agreement and the other loan documents. Such repayment could have a material adverse effect on our business, operating results and financial condition.

Risks Related to Commercialization of Our Approved Product or Product Candidates

If the market opportunities for our approved product or product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

Our projections of both the number of people who have our target diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with LungFit® PH and our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for LungFit® PH and each of our product candidates may be limited or may not be amenable to treatment with LungFit® PH or our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., there is no uniform system among payors for making coverage and reimbursement decisions. In addition, the process for determining whether a payor will provide coverage for a product or service may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product or service once coverage is approved. Payors may limit coverage to specific products or services on an approved list, or formulary, which might not include all of the FDA-approved or -cleared products for a particular indication. In the U.S., the principal decisions about Medicare coverage and reimbursement for new medical devices are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, or Medicare contractors that process and pay claims, as CMS and/or the contractors decide whether and to what extent a new device will be covered and reimbursed under Medicare. Private payors tend to, but are not required to, follow the coverage and reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS or the Medicare contractors will decide with respect to reimbursement for products such as ours.

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

Accordingly, the certification or approval of our product and product candidates for insurance coverage and reimbursement by governmental and private payors may impact our ability to generate revenues.

We face intense competition and rapid technological change and the possibility that our competitors may discover, develop or commercialize therapies that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize LungFit® PH and our product candidates.

We are working on PPHN which is a highly competitive market. A delivery system with a generator of NO has never been commercialized anywhere in the world, and market acceptance at an appropriate price is proving to be a somewhat difficult and lengthy process. The biotechnology, pharmaceutical and medical device industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, medical device companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our approved product or our product candidates. We are aware of several companies currently developing and selling NO therapies for various indications such as hypoxic respiratory failure (HRF). For example, Mallinckrodt commercializes INOMAX® (nitric oxide) for inhalation, which is approved for use to treat newborns suffering from HRF-PPHN in the U.S., Canada, Australia, Mexico and Japan. Linde Group markets a generic version of the Mallinckrodt offering with their delivery system called NOxBOX®. The Linde Group has marketing rights to INOMAX® in Europe. Air Liquide sells a similar product in Europe, called KINOX™, together with their delivery platform called SoKINOX™, for the treatment of pulmonary hypertension of the newborn. In Europe, EKU, International Biomedical, Cahouet and ITC each have a device that delivers nitric oxide. Bellerophon Therapeutics is developing an NO delivery system for patients with chronic pulmonary diseases such as COPD, PH-sarcoidosis, or fibrotic interstitial lung disease. VERO Biotech LLC (formerly known as Geno LLC) received FDA approval for their delivery system GENOSYL DS for HRF associated with PPHN in 2019, and received FDA approval for a third generation of that delivery system in 2023. In addition, other companies may be developing inhaled NO delivery systems at various concentrations. Novan Inc. has recently received approval for a nitric oxide-based prescription treatment called berdazimer for molluscum, a contagious skin infection. SaNOtize has an NO nasal spray that has received approval in India, Israel, and eight other countries for preventing COVID-19 after exposure. Third Pole has reported the development of an NO generator and delivery system, but we are not aware of any display of any product at any medical/scientific conference in recent years. Our patents surrounding LungFit® have priority date over those of Third Pole.

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

We currently have a limited marketing and sales organization. If we are unable to scale sales and marketing capabilities or enter into agreements with third parties to market and sell LungFit® PH or our product candidates, we may be unable to generate revenue.

Although some of our employees may have sold other similar products in the past while employed at other companies, we as a company have limited experience selling and marketing our product candidates and we currently have a nascent marketing and sales organization. To successfully commercialize LungFit® PH or any other products that may result from our development programs, we will need to further develop these capabilities, either on our own or with others. We continue to refine our commercialization efforts for LungFit® PH and intend to establish a more complete sales and marketing organization with technical expertise to potentially reach all U.S. hospitals using or capable of using NO. This will be an expensive, difficult and time-consuming endeavor. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products.

Further, given our limited experience in marketing and selling medical device products, our estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize LungFit® PH and our product candidates. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of LungFit® PH and our product candidates, or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

The commercial success of LungFit® PH and any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Even with approval from the FDA and potential future certification or approvals from comparable foreign regulatory authorities, the commercial success of LungFit® PH and our product candidates will depend in part on the medical community, patients and third-party payors accepting LungFit® PH and our product candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of LungFit® PH and any of our product candidates that become approved for commercial sale will depend, in part, on a number of factors, including:

●	the safety and efficacy of the product(s) as demonstrated in clinical trials and potential advantages over competing treatments;

●	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

●	the clinical indications for which certification or approval is granted;

●	relative convenience and ease of administration;
●	familiarity of group purchasing organizations with our products;

●	the cost of treatment, particularly in relation to competing treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support and timing of market introduction of competitive products;

●	publicity concerning our products or competing products and treatments; and

●	sufficient third-party insurance coverage and reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be fully known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. If the LungFit® PH or our product candidates are approved for commercialization but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

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

The industry in which we operate is characterized by intense competition, and the market continues to attract numerous new companies and technologies, which has encouraged more established companies to intensify competitive pricing pressure. As a result of this increased competition, as well as the challenges of third-party coverage and reimbursement practices, we believe there will be continued pricing pressure in the future. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to maintain our profitability and to invest in and grow our business.

Cybersecurity risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in harm to our business and/or subject us to costs, fines or lawsuits.

We rely on sophisticated information technology systems and network infrastructure to operate and manage our business. We also maintain personally identifiable information (“PII”) about our employees, and given the nature of our business, we have access to protected health information (“PHI”). Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal personnel, suppliers or customers through the Internet is interrupted or compromised, our business could suffer.

The integrity and protection of our customer, personnel, financial, research and development, and other confidential data is critical to our business, and our customers and employees have a high expectation that we will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of PII. For example, the California Consumer Privacy Act (“the CCPA”), among other things, creates individual privacy rights and imposes increased obligations on companies handling PII.

Although our computer and communications hardware are protected through physical and software safeguards, they are still vulnerable to system malfunction, computer viruses, malware and ransomware, and other cybersecurity threats such as phishing and social engineering attacks. These events could lead to the unauthorized access of our information technology systems and result in financial loss and the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, partners, customers, or suppliers. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our information technology systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, incur financial losses, suffer reputational damage, and lose trade secrets or other confidential information, each of which could significantly harm our business.

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

Moreover, in order to obtain reimbursement for our products in some EEA countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment (“HTA”) of both medicinal products and medical devices is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EU Member State, is the procedure to assess therapeutic, economic and societal impact of a given medical product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medical products by the competent authorities of the respective EU Member State. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medical product currently varies between EU Member States. On December 13, 2021, the EU adopted a new HTA Regulation which entered into force on January 11, 2022 and will become applicable to all EU Member States from January 12, 2025. The new EU HTA regulation aims to harmonize the clinical benefit assessment of HTA across the EU and provides the basis for permanent and sustainable cooperation at the EU level for joint clinical assessments in these areas.

We are subject to additional federal and state laws and regulations relating to our business, and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

We are subject to additional health care regulation and enforcement by the federal government and the states in which we conduct our business. Of note, regulations that may relate to our operations include the following:

●	the federal health care program AKS prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, or order or arranging for the purchase, lease or order of any good or service, for which payment may be made, in whole or in part, under federal health care programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical or device manufacturers, on the one hand, and prescribers, purchasers and formulary managers and others on the other. The term “remuneration” has been broadly interpreted to apply to anything of value including, for example, gifts, cash payments, donations, waivers of payment, ownership interests, and providing any item, service, or compensation for something other than fair market value. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it. Although there are a number of statutory exceptions and regulatory safe harbors to the AKS protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including certain discounts, or engaging such individuals as consultants, advisors and speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Moreover, there are no safe harbors for many common practices, such as educational grants and reimbursement support programs;

●	the federal civil FCA that prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent, claims for payment of government funds, knowingly making, using or causing to be made or used a false statement or record material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. Actions under the FCA may be brought by the government or as a qui tam action by a private individual in the name of the government, who may also share in any monetary recovery. Qui tam actions are filed under seal and impose a mandatory duty on the U.S. Department of Justice to investigate such allegations. Manufacturers have faced liability under the FCA for providing inaccurate billing or coding information to customers or promoting a product off-label. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations, as well as exclusion from participation in federal healthcare programs;

●	HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation, or using any false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry, in connection with the delivery of or payment for healthcare benefits, items, or services;

●	the federal Sunshine Act requires applicable manufacturers of devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Several states have enacted legislation requiring medical device manufacturers to, among other things, establish marketing compliance programs; file periodic reports with the state, including reports on gifts and payments to individual health care providers; and/or register their sales representatives. Some states prohibit certain sales and marketing practices, including the provision of gifts, meals, or other items to health care providers.

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

We are subject to various laws and regulations globally regarding privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer and security of personal data. The restrictions under applicable privacy, data protection and data security laws and regulations that may affect our ability to operate include but are not limited to:

●	HIPAA governs the use, disclosure, and security of protected health information by HIPAA “covered entities” and their “business associates.” Covered entities are health plans, health care clearinghouses and health care providers that engage in specific types of electronic transactions. A business associate is any person or entity (other than members of a covered entity’s workforce) that performs a service for or on behalf of a covered entity involving the use or disclosure of protected health information. Most healthcare providers who prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA, as are we in certain circumstances. The U.S. Department of Health and Human Services (through the Office for Civil Rights) has direct enforcement authority against covered entities and business associates with regard to compliance with HIPAA regulations. We also could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting and/or conspiring to commit a violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us;
●	numerous U.S. federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and protection of personal information. These laws may impose a number of compliance obligations on us, including requiring that we obtain consent before we collect, use, or disclose personal information, implement certain security protections to safeguard personal information, and notify individuals or regulators in the event of a breach;
●	other countries also have, or are developing, laws governing the collection, use, disclosure and protection of personal information. The GDPR, for example, imposes restrictions on the processing (e.g., collection, use, disclosure) of personal data in the EEA and also imposes strict restrictions on the transfer of personal data out of the EU to the U.S. Our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union (the CJEU) declared the EU-U.S. Privacy Shield framework between the EU and U.S. to be invalid and raised concerns about other data transfer mechanisms in a case known colloquially as “Schrems II”, which could adversely impact our ability to transfer personal data from the EU to the U.S or otherwise may cause us to incur significant costs to do so legally. At present, there are few viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses (“SCCs”). If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EEA or Switzerland. Furthermore, following the Brexit and the UK’s exit from the EU, the UK became a third country to the EU in terms of personal data transfers. The European Commission has adopted an Adequacy Decision concerning the level of personal data protection in the UK under which personal data may now flow freely from the EU to the UK. However, personal data transfers from the EU to the UK may nevertheless be at a greater risk than before because the Adequacy Decision could in theory someday be suspended. On December 13, 2022, the European Commission adopted a draft adequacy decision for the EU-U.S. Data Privacy Framework. This draft decision follows the signature of a U.S. Executive Order by President Biden on October 7, 2022, along with the regulations issued by the U.S. Attorney General Merrick Garland. These two instruments implemented into U.S. law the agreement in principle announced by President von der Leyen and President Biden in March 2022. The draft decision concludes that the U.S. ensures an adequate level of protection for personal data transferred from the EU to U.S. companies. On February 14, 2023, the European Parliament’s Committee on Civil Liberties, Justice and Home Affairs published its draft motion for a resolution regarding the adequacy of the protection of personal data. On February 28, 2023, the European Data Protection Committee (EDPB) published its Opinion 5/2023 on the European Commission’s draft adequacy decision. The two sides are now expected to finalize the details of this agreement and translate it into legal texts that will form the basis of a draft adequacy decision to be proposed by the European Commission; and
●	the legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. For example, the CCPA, as amended by the California Privacy Rights Act (CPRA), contains disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information. Other states, including Virginia, Colorado, Utah, Connecticut, Indiana, Iowa, Tennessee, Utah, and others have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. The federal government has also considered similar privacy laws that could impose new obligations or limitations in areas affecting our business.

These privacy and data security laws and regulations could increase our cost of doing business, and failure to comply with these laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could materially and negatively affect our operating results and business. Although a thorough privacy compliance program could mitigate the risk of investigation and prosecution for violations of these laws and regulations, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state, and foreign privacy and data security laws and regulations may prove costly.

If we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain FDA certification, clearance or approval, and the manufacturing processes, post-market surveillance, post-certification/approval clinical data and promotional activities for such product, remain subject to continued regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory authorities and notified bodies. For such products, we must also comply with equivalent standards in non-U.S. countries should we choose to engage in comparable activity in those jurisdictions. These obligations extend to our third-party suppliers as well.

In particular, we and our suppliers are required to comply with the FDA’s QSR in the U.S. and other regulations enforced outside the United States which cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. Regulatory authorities, such as the FDA, and notified bodies enforce the QSR in the U.S. and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	unanticipated expenditures to address or defend such actions;

●	customer notifications for repair, replacement, refunds;

●	recall, detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying our requests for 510(k) clearance , de novo authorization or PMA approval of new products or modified products;

●	operating restrictions;

●	withdrawal of 510(k) clearances on PMA approvals that have already been granted;

●	refusal to grant export approval for our products; or

●	criminal prosecution.

If any of these actions were to occur, it would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

In addition, we are required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our approved products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with such products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of certification or regulatory approval, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

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

All manufacturers placing medical devices on the market in the EEA are legally bound to report to the relevant competent authorities (a) any serious incident involving devices made available on the EEA market, except expected side-effects which are clearly documented in the product information and quantified in the technical documentation and are subject to trend reporting, and (b) any field safety corrective action in respect of devices made available on the EEA market, including any field safety corrective action undertaken in a third country in relation to a device which is also legally made available on the EEA market, if the reason for the field safety corrective action is not limited to the device made available in the third country. Reports should be submitted through the electronic system set up and managed by the European Commission in collaboration with EEA countries. Reports of serious incidents will be automatically transmitted to the competent authority of the EEA country in which the incident occurred and reports on field safety corrections actions will be automatically transmitted to the competent authority of the EEA country in which the field safety corrective action is being or is to be undertaken and the EEA country in which the manufacturer has its registered place of business.

Under the EU MDR, a “serious incident” means any incident that directly or indirectly led, might have led or might lead to any of the following: (a) the death of a patient, user or other person; (b) the temporary or permanent serious deterioration of a patient’s, user’s or other person’s state of health; or (c) a serious public health threat. A “field safety corrective action” means corrective action taken by a manufacturer for technical or medical reasons to prevent or reduce the risk of a serious incident in relation to a device made available on the market.

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

The holder of an approved PMA, de novo authorization, or cleared 510(k) is subject to obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the marketing application. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Legal requirements have also been enacted to require disclosure of clinical trial results on publicly available databases.

In addition, manufacturers of FDA regulated products and their facilities are subject to continual review and periodic inspections by the FDA and comparable foreign regulatory authorities for compliance with the FDA’s QSR and, as applicable, cGMP regulations. Our relationships with healthcare providers, physicians and third-party payors must comply with FDA laws and regulations, the AKS, the FCA, HIPAA, various transparency laws, and similar state and foreign laws. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration and to low-income patients of certain hospitals, additional laws and requirements apply. Our activities are also potentially subject to federal and state consumer protection and unfair competition laws. If we or our third-party collaborators fail to comply with applicable regulatory requirements, a regulatory authority may take any of the following actions:

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

Several of our product candidates are in the early stages of development and will require additional clinical development (and in some cases additional preclinical development), management of nonclinical, clinical and manufacturing activities, certification or regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization and significant marketing efforts before we generate any revenue from product sales. To date, we have conducted 3 pilot clinical trials involving 198 patients with bronchiolitis (mainly caused by RSV) and a pilot clinical trial in nine patients with CF. In addition, Rambam healthcare campus in Israel conducted a compassionate treatment for two patients with CF who suffer from NTM infections (specifically M. abscessus). Additionally, two pilot clinical trials were completed in 2022, one in viral pneumonia and one in NTM lung infection. Both of these studies were using our LungFit® system (PRO and GO, respectively). Although the results of these trials demonstrated improvements in various endpoints and clinical outcomes which we believe support our efforts towards obtaining FDA approval, these trials were small and conducted outside the US, so it is unlikely that the FDA will view them as significant because of their size and scope. Therefore, we intend to conduct larger clinical trials aiming for statistically and clinically significant favorable results, or we will not be able to obtain certification or regulatory approval to market such product candidates. It may be some time before a pivotal trial is initiated, if at all, for such product candidates. Before a medical device clinical trial can be undertaken in the U.S., the sponsor of the trial must submit an IDE application for a medical device and the FDA must permit the trial to go forward. We cannot assure that we will obtain such agency acquiescence in a timely manner, or at all. In addition to our respiratory program using the LungFit® device, we have programs in Cancer and Autism which require significant further development before submission to the FDA.

Although we received approval of LungFit® PH from the FDA, we can make no assurances as to what any other comparable foreign regulatory authorities and notified bodies where we are seeking certification or regulatory approval will do. We are expending significant resources to commercialize LungFit® PH in the U.S. and we can make no assurances that our efforts will be successful. We cannot be certain that any of our product candidates will be successful in clinical trials or receive certification or regulatory approval. Further, our product candidates may not receive certification or regulatory approval even if they are successful in clinical trials. If we do not receive certification or regulatory approvals for our other product candidates, we may not be able to continue our operations.

We generally plan to seek certification or regulatory approval to commercialize our approved product and product candidates in the U.S., the EU and in additional foreign countries, as applicable. To obtain certification or regulatory approvals we must comply with the numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing and distribution of our approved product and product candidates. Even if we are successful in obtaining marketing certification or regulatory approval in one jurisdiction, we cannot ensure that we will obtain certification or regulatory approval in any other jurisdictions. If we are unable to obtain certification, clearance or approval for our product candidates in multiple jurisdictions, our revenue and results of operations would be negatively affected.

Some of our product candidates may be considered a drug/device combination and the process for obtaining regulatory approval in the U.S. on our product candidates will require compliance with complex procedures because concordance between two centers of the FDA (CDRH and CDER) is necessary for approval of this combination product. A change in the FDA’s prior determination that CDRH would lead the review of a marketing application for our product candidates would adversely impact our development timeline and significantly raise our costs to complete clinical development and obtain regulatory approvals.

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

The certification or regulatory approval processes of the FDA and comparable foreign regulatory authorities and notified bodies are lengthy, time-consuming and inherently unpredictable. If we are ultimately unable to obtain certification or regulatory approval for our product candidates, our business will be substantially harmed.

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

The process required by the FDA before a new medical device may be marketed in the U.S. generally involves the following:

●	completion of or reference to extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”);

●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the medical device candidate for each proposed indication; and

●	submission to the FDA of a 510(k), de novo application, or PMA, after completion of all pivotal clinical trials.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

●	the FDA may determine that the population studied in the clinical program was not sufficiently broad or representative to assure safety in the full population for which we seek approval;

●	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a PMA in the U.S. or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities and notified bodies may significantly change in a manner rendering our clinical data insufficient for certification or approval; and

This lengthy certification or regulatory approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain certification or regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

Our business and eventual sale of our approved product and product candidates are subject to extensive regulatory requirements, including compliance with labelling, manufacturing and reporting controls. If we fail or are unable to timely obtain the necessary 510(k) clearances, de-novo authorizations, or PMA approvals for new products, or equivalent steps in third countries including the EEA, our ability to generate revenue could be materially harmed.

Our approved product and product candidates are classified as medical devices and are subject to extensive regulation in the United States by the FDA and other federal, state and local authorities and by comparable foreign regulatory authorities. The FDA can delay, limit or deny 510(k) clearance, authorization of a de novo application, or PMA approval of a device for many reasons, including:

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

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent advanced clinical trials. There is a high failure rate for product candidates proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed satisfactorily through preclinical studies and initial clinical trials. A number of companies in the medical device and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. We do not know whether any pivotal clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain certification or regulatory approval to market our product candidates. Nor do we know whether the FDA will permit us to proceed directly to pivotal trials without performing pilot trials in the U.S. using the same delivery system that we will seek approval by the agency.

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

The EU MDR imposes a number of new requirements on manufacturers of medical devices. Notified bodies need to be accredited by the EU Member States’ accreditation bodies to conduct assessment procedures for medical devices in accordance with the EU MDR. There are currently a relatively small number of notified bodies that have been accredited to conduct these assessments and their capacity to deal with new applications is currently limited. In addition, the timeline to go through an EU MDR conformity assessment is substantially longer than under the previous Directive (currently between 13 and 18 months in average). This may delay conformity assessment procedures in the future in the EEA. This may impact any of our future activities in the EEA and the UK, the renewal of our existing CE Certificates of Conformity and conformity assessment related to future bodies.

Further, the EU MDR imposes increased compliance obligations for us to access the EEA market. Our failure to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension, variation, or withdrawal of any CE Certificates of Conformity by the applicable EU notified body, which could impair our ability to market products in the EEA. Any changes to the membership of the EU, such as the departure of the United Kingdom (Brexit), may impact the regulatory requirements for the impacted countries and impair our business operations and our ability to market products in such countries.

Brexit has created significant uncertainty concerning the future relationship between the UK and the EU. On 24 December 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement (the “Trade Agreement”), which took effect on May 1, 2021. The Trade Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods. The Trade Agreement does not however, specifically address medical devices. The Trade Agreement seeks to ensure that the parties ensure “regulatory cooperation”. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. In light of the fact that the CE marking process is set out in EU law, which no longer applies in the UK, the UK has devised a new route to market culminating in a UK Conformity Assessed (“UKCA”) mark to replace the CE mark. Northern Ireland will, however, continue to be covered by the regulations governing CE marks. As part of the Trade Agreement, the EU and the UK have agreed to continue to recognize declarations of conformity based on a self-assessment in the other territory. The UK Medical Device Regulations 2002 (SI 2002 No 618, as amended) (“UK MDR”) currently provide that the acceptance of CE marked medical devices on the Great Britain market will end on June 30, 2023. However, the UK government intends to put in place legislation to extend the acceptance of CE marked medical devices on the Great Britain market. Subject to Parliamentary approval, the UK government intends to introduce legislation before June 30, 2023 which will provide that medical devices CE marked under the EU MDR may be placed on the Great Britain market up until June 30, 2030. Given the lack of comparable precedent to Brexit, it is unclear what the financial, regulatory, and legal implications of Brexit will be and how it will affect us and our commercialization plans in Europe. However, potentially changing regulatory schemes and tariffs engendered by Brexit may add additional complexity, cost and delays in marketing or selling our products in the United Kingdom.

We are working on NTM lung infection which is very rare.

NTM lung infection is a very rare disease and only a small number of people suffer from this condition. As a result of these small numbers, we may not be able to complete the study related to NTM or, even if approved, the device for that indication may never be profitable.

We are working on bronchiolitis that usually is caused by the RSV virus and any related trials we conduct are dependent on a number of factors outside of our control, which may lead to varied trial results and possibly delays in our plans.

RSV is a seasonal virus (only in the winter). For any RSV related clinical trial that we pursue, we are heavily dependent on the occurrence and the severity of this virus. Treating for RSV is highly reliant on the weather conditions in winter. The weather in the winter is not predictable. For example, if the winter is warm or short, or the RSV infection was not severe enough when we conducted our trial, or the length of stay in the hospital at the year that trial was conducted was different from previous seasons, then we might miss the optimal trial season or the results can be significantly different between two seasons or between different countries or even between different sites. Due to these factors, it may take us longer than anticipated to obtain data from RSV related trials.

Our subsidiaries are exploring novel therapeutic processes with NO and once they put forth product candidates, those product candidates are likely to be classified as pharmaceutical drugs by the FDA; pharmaceutical regulation is more stringent than the standards to which our current approved product is subject, and as such, as our subsidiaries’ research and results expand, the Company’s regulatory and related costs will increase, which may affect our financial results, in particular, to the extent that these therapies remain investigative and do not lead to the outcomes anticipated.

We expect the novel nature of our subsidiaries’ product candidates to create challenges in obtaining regulatory approval, and we anticipate that they may likely be classified as drug product candidates based on the therapeutic processes being created. The FDA has limited experience with the commercial development of NO-related drug therapies for cancer and autism, respectively. Accordingly, the regulatory approval pathway for such future product candidates may be uncertain, and complex, in addition to being expensive and lengthy, and approval may not be obtained. Beyond Cancer’s research data has shown that UNO has anticancer properties and elicits an immune response from the host. Beyond Cancer utilizes an intratumoral UNO technology as a gas delivery of NO at high concentrations to tumors to induce an immune response. Gas based intratumoral therapies for the treatment of cancer are considered novel and new medical science. Beyond Cancer’s efforts are currently also focused on utilizing UNO in combination with Keytruda, a PD-1 inhibitor or other PD-1 or PDL-1 inhibitors as a treatment for cancers. To date, no such gas-based therapy has been approved for commercialization by the FDA or other regulatory agencies. As a result, the processes and requirements imposed by relevant regulatory authorities in multiple jurisdictions for these future pharmaceutical product candidates may cause delays and additional costs in obtaining approvals for marketing authorization. Likewise, pharmaceutical regulation as opposed to medical device regulation, requires different clearance standards than those the Company is currently subject to, in order to conduct business. As a result, once our subsidiaries go through initial preclinical research and expand into clinical trials, they are likely to face additional cost burdens in order to get a product candidate to market.

Clinical trials are necessary to support our future product submissions to the FDA and such trials involve regulatory complexity, are lengthy, , iterative and involve working with third parties, including CROs and patients for enrollment. These and other factors may affect our ability to complete clinical trials and may lead to delays or failures that would affect our business and financial prospects.

Initiating and completing clinical trials necessary to support any future PMAs, and additional safety and efficacy data beyond that typically required for a 510(k) clearance, for our possible future product candidates, will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. The results of preclinical studies and clinical trials of our products and product candidates conducted to date and ongoing or future studies and trials of our current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our interpretation of data and results from our clinical trials do not ensure that we will achieve similar results in future clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials. Failure can occur at any stage of clinical testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned.

The initiation and completion of our clinical trials may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical trials, including related to the following:

●	we may be required to submit an IDE application to the FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and the FDA may reject our IDE application and notify us that we may not begin clinical trials;

●	regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;

●	regulators and/or an IRB, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

●	we may not reach agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the number of subjects or patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors, including those manufacturing products or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	we might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

●	we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re-examination;

●	regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;

●	the cost of clinical trials may be greater than we anticipate;

●	clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;

●	we may be unable to recruit a sufficient number of clinical trial sites;

●	regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

●	approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner rendering our clinical data insufficient for certification or approval;

●	our current or future products may have undesirable side effects or other unexpected characteristics; and

●	impacts of regional or global public health crises could adversely affect any clinical trials we are conducting or plan to conduct, including delays or difficulties in enrolling or onboarding patients, initiating clinical sites, or obtaining the requisite certification or regulatory approvals, interruption of key clinical trial activities, or supply chain disruptions that delay or make it more difficult or costly to obtain the supplies and materials we need for clinical trials.

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

We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with Good Clinical Practice (“GCP”) requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

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

Even if our products are approved or cleared in the United States and CE marked in the EEA in the future, comparable regulatory authorities of additional foreign countries must also approve the manufacturing and marketing of our products in those countries, should we desire to access those markets. Certification, approval and clearance procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States or the EEA, including additional preclinical studies or clinical trials. Any of these occurrences may harm our business, financial condition and prospects significantly.

We may experience delays in obtaining a CE mark in the EEA for our approved product due to possible EU MDR regulatory classification that differs from the FDA’s regulatory paradigm.

In  the EEA, we expect that, if approved, our products would be classified as a medical device. However, competent regulatory authorities in EEA countries or notified bodies could disagree and consider our products to be a drug-delivery combination product composed of a medical device and a medicinal product. In the EEA, drug-delivery systems can fall within the scope of the medical device legislation or the pharmaceutical legislation depending on their combination with the relevant medicinal substance.

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

Before obtaining certification or marketing approval from regulatory authorities and notified bodies for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Our clinical trials involve infants, children, and adults and, before we are permitted to enroll them in clinical trials, we must demonstrate that although the research may pose a risk to the subjects, there is a prospect of direct benefit to each patient. We must do so to the satisfaction of each research site’s IRB. If we fail to adequately demonstrate this to the satisfaction of the relevant IRB, it will decline to approve the research, which could have significant adverse consequences for us.

A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical trials;

●	delays in reaching a consensus with regulatory authorities on study design;

●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

●	delays in obtaining required IRB approval at each clinical trial site;

●	imposition of a clinical hold by regulatory authorities, after review of an IDE application or equivalent application, or an inspection of our clinical trial operations or study sites;

●	delays in recruiting suitable patients to participate in our clinical trials;

●	difficulty collaborating with patient groups and investigators;

●	failure by our CROs, other third parties or us to adhere to clinical trial requirements;

●	failure to perform in accordance with the FDA’s GCP requirements, or applicable regulatory guidelines in other foreign countries;

●	delays in having patients complete participation in a study or return for post-treatment follow-up;

●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	the cost of clinical trials of our product candidates being greater than we anticipate;

●	clinical trials of our product candidates producing negative or inconclusive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; and

●	delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

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

We have relied on and plan to continue to rely on third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and we directly control only certain aspects of their activities, although from a regulatory perspective we are responsible for their actions. We are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with GCP, QSR and GLP, which are regulations and guidelines enforced by the FDA, the competent authorities of the EEA countries, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products that are produced under QSR regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the certification or regulatory approval process, or have other adverse consequences.

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

We do not currently have the infrastructure or capability internally to manufacture the components of our NO generator and delivery system, and we lack the resources and the capability to manufacture our approved product or any of our product candidates on a clinical or commercial scale. We rely on third parties for such supplies. There are a limited number of manufacturers who have the ability to produce our delivery system, and there may be a need to identify alternate manufacturers to prevent a possible disruption of our clinical trials. Any significant delay or discontinuity in the supply of these components could considerably delay commercialization of our approved product, completion of our clinical trials, product testing and potential certification or regulatory approval of our product candidates, which could harm our business and results of operations.

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

The regulatory authorities also may, at any time following certification or approval of a product for sale, audit the manufacturing facilities of our collaborators and third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical trial or commercial sales, or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. If we, our collaborators, or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or comparable foreign regulatory authorities can impose regulatory sanctions including, among other things, refuse to approve a pending application for a new product, withdrawal of a certification or approval, suspend production, suspend clinical trials, require a recall or suspension of production. As a result, our business, financial condition and results of operations may be materially harmed.

Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified through a PMA Supplement or Marketing Authorization Application amendment, or equivalent foreign regulatory filing, which could result in further delays. The regulatory authorities may also require additional studies if a new manufacturer is relied on for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

We rely on a network of third-party manufacturers to manufacture and supply LungFit® PH for commercial sale and post-certification/approval clinical trials, and our product candidates for clinical trials and any commercial sales if they are approved. As a result of our reliance on these third-party manufacturers and suppliers, including sole source suppliers of certain components of LungFit® PH and our product candidates, we could be subject to significant supply disruptions, in particular, should any issues occur with our sole source suppliers. Our supply chain for sourcing raw materials and manufacturing our products ready for distribution is a multi-step endeavor. In some cases, third-party contract manufacturers supply us with raw materials, and contract manufacturers in the United States convert these raw materials into substances from which we need to test our product’s final dosage. Establishing and managing this supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships. Although we attempt to effectively manage the business relationships with companies in our supply chain, we do not have control over their operations.

We require a supply of LungFit® PH for sale in the United States, and we will require a supply of LungFit® PH for sale in international markets if we obtain certification or marketing approvals outside of the United States. We currently rely, and expect to continue to rely, on sole source third party manufacturers to produce starting materials, substance, and final product, and to package and label LungFit® PH and our product candidates. While we have identified and expect to qualify and engage back-up third party manufacturers as additional or alternative suppliers for the commercial supply of LungFit® PH, we currently do not have such arrangements in place. Moreover, some of these alternative manufacturers will have to be approved by the FDA before we can use them for manufacturing LungFit® PH. It is also possible that supplies of materials that cannot be second-sourced can be managed with inventory planning. There can be no assurance, however, that failure of any of our original sole source third-party manufacturers to meet our commercial demands for LungFit® PH in a timely manner, or our failure to engage qualified additional or back-up suppliers for the commercial supply of LungFit® PH, would not have a material adverse effect on commercialization of LungFit® and our business.

Supply disruptions may result from a number of factors, including shortages in product raw materials, labor or technical difficulties, regulatory inspections or restrictions, shipping or customs delays or any other performance failure by any third-party manufacturer on which we rely. Any supply disruptions could disrupt sales of LungFit® PH and/or the timing of our clinical trials, which could have a material adverse impact on our business. Furthermore, we may be required to modify our production methods to permit us to economically manufacture our product for sale and our product candidates for clinical trials. These modifications may require us to re-evaluate our resources and the resources of our third-party manufacturers, which could result in abrupt changes in our production methods and supplies.

In the course of providing its services, a contract manufacturer may develop process technology related to the manufacture of our products or product candidates that the manufacturer owns, either independently or jointly with us. This would increase our reliance on that manufacturer or require us to obtain a license from that manufacturer in order to have LungFit® PH or our product candidates manufactured by other suppliers utilizing the same process.

In the twelve months ended March 31, 2023, we Company purchased approximately 80% of our materials from two third-party vendors, with these vendors representing 67% and 13%, respectively. In the twelve months ended March 31, 2022, we had no significant supplier concentration.

The failure of our third-party manufacturers to meet our commercial demands for LungFit® PH in a timely manner, or our failure to engage qualified additional or back-up suppliers for the commercial supply of LungFit® PH, would have a material adverse effect on our business, results of operations and financial position.

Our reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

We rely on a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies, approved product and product candidates. Our success depends in large part on our and our licensors’ ability to obtain and maintain intellectual property protection in the U.S. and in other countries with respect to our proprietary technology and products.

We have sought to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel technologies and products that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may also fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Given the number of companies developing various types of NO devices, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents in the field of therapeutic NO delivery. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize our approved product or product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be pending patent applications of which we are not aware, that if they result in issued patents, could be alleged to be infringed by our approved product or product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our approved product or product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensor were the first to make the invention claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the U.S. prior to March 15, 2013, the first to invent the claimed invention is entitled to the patent, while outside the U.S., the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act (“Leahy-Smith Act”), enacted on September 16, 2011, the U.S. moved to a first-to-file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

If we are unable to maintain effective proprietary rights for our approved product, product candidates or any future product candidates, we may not be able to compete effectively in our markets.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, vendors, collaborators and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our approved product or product candidates. We do not know whether there are any third-party patents that would impair our ability to commercialize our approved product or such product candidates. We also cannot be sure that we have identified each and every patent and pending patent application in the U.S. and abroad that is relevant or necessary to the commercialization of our approved product and product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our approved product or product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our approved product or any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to continue commercializing our approved product or such product candidates unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and further commercialize our approved product or one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our “infringing” products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

We are party to intellectual property license agreements that are important to our business, and we may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us.

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

If disputes over intellectual property and other rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected approved product or product candidates and this may affect our financial performance.

We may be involved in lawsuits or post-grant proceedings to protect or enforce our patents or the patents of our licensor, which could be expensive, time-consuming and unsuccessful.

We may face risk if our competitors infringe the patents of any licensor with whom we may be involved. If any such licensing partner were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity. Therefore, obtaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

As of March 31, 2023, we had a total of 98 full-time employees between us and our subsidiaries and a number of dedicated consultants, all of whom work for us on a part-time basis. In addition, any of our employees and consultants may leave the Company at any time, subject to certain notice periods. The loss of the services of any of our executive officers or any key employees or consultants would adversely affect our ability to execute our business plan and harm our operating results.

We do not currently carry “key person” insurance on the lives of members of management.

We may need to expand our organization and we may experience difficulties in recruiting needed additional employees and consultants, which could disrupt our operations.

As our development and commercialization plans and strategies develop, we may need additional managerial, operational, sales, marketing, financial, legal and other resources. The competition for qualified personnel in the life sciences field is intense. Due to this intense competition, we may be unable to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. We may experience difficulty retaining and motivating existing employees and attracting qualified personnel to fill key positions. In addition, labor shortages and employee mobility may make it more difficult to hire and retain employees.

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

Our international operations and plans to expand such operations present challenges and risks related to doing business internationally.

International expansion of our business further exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the U.S., the EEA or Israel.

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

Our business exposes us to an inherent risk of potential product liability or similar claims. The medical device industry has historically been litigious, and we face financial exposure to product liability or similar claims if the use of any of our products were to cause or contribute to injury or death. There is also the possibility that defects in the design or manufacture of any of our products might necessitate a product recall. Although we maintain product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. In the future, we may be unable to maintain product liability insurance on acceptable terms or at reasonable costs and such insurance may not provide us with adequate coverage against potential liabilities. A product liability claim, regardless of merit or ultimate outcome, or any product recall could result in substantial costs to us, damage to our reputation, customer dissatisfaction and frustration and a substantial diversion of management attention. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States, Europe or abroad, may have a strong negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers.

We may continue to face business disruption and related risks resulting from the COVID-19 pandemic, which continue to impact our business plans.

COVID-19 impacted our business plans and ability to conduct preclinical studies and clinical trials as well as on our reliance on third-party manufacturing and our supply chain. The Company experienced significant delays in the supply chain for LungFit® PH due to the redundancy in parts and suppliers for ventilator manufacturing, which has since been remedied. The development of our product candidates and the commercialization of our approved product could be further disrupted and adversely affected by a resurgence of the COVID-19 pandemic. We continuously assess the impact that COVID-19 may have on our business plans and our ability to conduct preclinical studies and clinical trials as well as on our reliance on third-party manufacturing and our supply chain. There can be no assurance that we will be able to avoid part or all of any impact from COVID-19 or its consequences if a resurgence occurs. The extent to which the effects of COVID-19 will have on our operations will depend on future developments outside of our control.

We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.

We rely to a large extent upon sophisticated information technology systems to operate our businesses, some of which are managed, hosted provided and/or used for third parties or their vendors. We may collect, store and transmit large amounts of confidential information (including personal information and pseudonymized information), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information. A significant breakdown, invasion, corruption, destruction, interruption, or unavailability of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. Hardware, software, or applications we develop or obtain from third parties may contain defects in design or manufacture or other supply chain problems that could unexpectedly compromise our information and network security.

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

● changes in the reimbursement policies of third-party insurance companies or government agencies;

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

Anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of the Company or changes in our Board of Directors or management and, therefore, depress the trading price of our common stock.

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

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of the Company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

We are subject to applicable fraud and abuse laws, including anti-kickback and false claims, transparency, health information privacy and security and other healthcare laws. Failure to comply with such laws may result in substantial penalties.

We are subject to broadly applicable healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute any product candidates for which we obtain marketing approval. The healthcare laws that may affect us include: the federal fraud and abuse laws, including the federal anti-kickback, and false claims and civil monetary penalties laws; federal data privacy and security laws; and federal transparency laws related to ownership and investment interests and payments and/or other transfers of value made to or held by physicians (including doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and, information regarding payments and transfers of value provided to and other healthcare professionals during the previous year. In addition, many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. Moreover, several states require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Additionally, some state and local laws require the registration of biopharmaceutical sales representatives in the jurisdiction.

Ensuring that our operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and/or oversight if a corporate integrity agreement or similar agreement is executed to resolve allegations of non-compliance with these laws and the curtailment or restructuring of operations. In addition, violations may also result in reputational harm, diminished profits and future earnings.

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

Under applicable employment laws, such as in Israel, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

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

Our results of operations could be adversely affected by general conditions in the global economy and financial markets, including global pandemics, recent geopolitical events, unfavorable changes related to interest rates and rising inflation. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our investigational medicines and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 31, 2023, the Company leased facilities for corporate and R&D purposes at locations throughout the United States and in various locations outside of the United States. Our executive office is located at 900 Stewart Avenue, Suite 310, Garden City, NY 11530 under a lease that expires in June 2031. We also lease office space in Garden City, New York under a lease that expires in June 2025, an office in Atlanta, Georgia under a lease that expires in September 2026, an office in Dublin, Ireland under a lease that expires in September 2028 and office spaces in Rehovot, Israel under several lease agreements that expire over the course of the next fiscal year. The Company has a research and development facility in Madison, Wisconsin under a lease that expires in May 2026. The Company believes the existing facilities which are used by all reportable segments and are in good operating condition and are suitable for the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

On March 23, 2023, the Supreme Court of the State of New York, Appellate Division, First Judicial Department (the “Appellate Court”), rendered its opinion in Empery Asset Master, Ltd., et. al. vs. AIT Therapeutics, Inc. (the “Empery Suit”). The Appellate Court opinion affirmed the judgment by the Supreme Court of the State of New York against Beyond Air, Inc. In connection with the appeal, the Company had used approximately $7.4 million of cash as collateral to secure a supersedeas bond for the full amount of damages and interest in case it was unsuccessful in its appeal. Accordingly, the Company does not believe that the outcome from this appeal will materially impact its available liquidity or financial position. In April 2023, as a subsequent event to the fiscal year ended March 31, 2023, the Company paid $7.6 million, including releasing the funds held in the supersedeas bond, in satisfaction of judgment.

On December 28, 2021 Hudson Bay Master Fund (“Hudson”) filed a lawsuit in the Supreme Court of the State of New York against us relating to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering. Hudson’s complaint alleges breach of contract and that Hudson is entitled to damages and interest estimated at approximately $2.6 million as a result of certain adjustments to the exercise price and number of warrant shares issuable following a February 2018 financing transaction. The Company accrued a total of $2.7 million as of March 31, 2023, reflecting management’s estimate of most likely outcome of the lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed under the symbol “XAIR” on the Nasdaq Capital Market since May 7, 2019. From August 28, 2018 until May 6, 2019, our common stock was quoted on the OTC Pink.

Stockholders

As of June 22, 2023, there were approximately 101 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in “street” or nominee name through brokerage firms.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors.”

Introduction

We are a commercial stage medical device and biopharmaceutical company developing the LungFit® platform of NO generators and delivery systems capable of generating NO from ambient air. Our first device, LungFit® PH received FDA PMA approval and is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. This condition is commonly referred to as persistent pulmonary hypertension of the newborn or “PPHN”. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. In July 2022, the Company commenced marketing LungFit® PH in the United States for PPHN as a medical device.

We believe that LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. Our current areas of focus with LungFit® is PPHN, VCAP including COVID-19, BRO, NTM lung infection and those with various severe lung infections with underlying COPD. Additionally, The Company has ongoing clinical programs in Cancer and Autism which are nitric oxide focused, but do not utilize the LungFit® device. Our current product candidates will be subject to premarket reviews and certifications or regulatory approvals by the FDA, as well as comparable foreign regulatory authorities in other countries or regions.

We expect to be certified under the EU MDR in the second half of calendar year 2023. We also expect to make certain regulatory filings outside of the U.S. this year. If certifications or regulatory approvals are obtained, we anticipate to launch LungFit® outside of the U.S. in late 2023.

In addition to the above-mentioned programs, we have two subsidiaries that are currently engaging in novel preclinical stage pharmaceutical research, Beyond Cancer, Ltd. and Beyond Air Cyprus.

Financial Operations Overview

Critical Accounting Policies

Research and Development

Research and development expenses are charged to the consolidated statement of operations as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with clinical trials and preclinical studies. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”).

Stock-Based Compensation

We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our common stock on the date of grant. The grant date fair value is recognized over the period during which an employee and non-employee is required to provide service in exchange for the award – the requisite service period. The grant date fair value of employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as we have not paid any dividends since our inception and do not anticipate paying dividends in the foreseeable future from either Beyond Air or Beyond Cancer. In 2023, we began using Beyond Air’s historic volatility as the input for expected volatility in the fair value calculations for Beyond Air. Due to its lack of marketability, we utilize an implied volatility for Beyond Cancer based on an aggregate of guideline companies. The peer companies selected have similar characteristics, including industry and market capitalization. We routinely review our calculation of volatility based on our life cycle, our peer group, and other factors. We use the simplified method to estimate the expected term.

Contingencies

On March 23, 2023, the Appellate Court rendered its opinion in the Empery Suit. The Appellate Court opinion affirmed the judgment by the Supreme Court of the State of New York against the Company. In connection with the appeal, the Company had used approximately $7.4 million of cash as collateral to secure a supersedeas bond for the full amount of damages and interest in case it was unsuccessful in its appeal. The Company accrued a total of $7.6 million for damages and interest as of March 31, 2023. As a subsequent event to the fiscal year ended March 31, 2023, the Company paid a total of $7.6 million including damages and interest in satisfaction of judgment.

On December 28, 2021 Hudson filed a lawsuit against us related to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering. Hudson’s complaint alleges breach of contract and that Hudson is entitled to damages and interest estimated at approximately $2.6 million as a result of certain adjustments to the exercise price and number of warrant shares issuable following a February 2018 financing transaction. In consultation with outside legal counsel, we believe that we have several meritorious defenses against Hudson’s claims. The Company accrued a total of $2.7 million as of March 31, 2023, reflecting management’s estimate of most likely outcome of the lawsuit.

Results of Operations and Other Comprehensive Income (Loss)

(in thousands, except number of shares and loss per share)	Year Ended March 31, 2023	Year Ended March 31, 2022

Revenue	$-	$-

Cost of revenue	(555)	-

Gross loss	(555)	-

Research and development	(16,810)	(11,802)
General and administrative	(34,694)	(18,408)
Milestone expenses incurred upon regulatory approval	-	(10,500)
Total operating expenses	(51,504)	(40,710)

Loss from operations	(52,059)	(40,710)

Estimated contingent loss	(7,863)	(2,435)
Dividend and interest income	656	4
Interest expense and financing expense	(30)	(775)
Foreign exchange loss (gain)	(105)	(144)
Total other loss	(7,342)	(3,350)

Net loss before income taxes	(59,401)	(44,060)

Provision for income taxes	-	-

Net loss	$(59,401)	$(44,060)

Less : Net loss attributable to non-controlling interests	(3,585)	(882)

Net loss attributed to Beyond Air, Inc.	$(55,816)	$(43,177)

Other comprehensive income:
Foreign currency translation gain / (loss)	(43)	96

Comprehensive loss attributable to Beyond Air, Inc.	(55,859)	(43,081)

Net loss per share – basic and diluted	$(1.86)	$(1.68)

Weighted average number of shares of common stock outstanding – basic and diluted	29,973,639	25,668,230

Comparison of the year ended March 31, 2023 to the year ended March 31, 2022

Revenue and Cost of Revenue

On June 28, 2022 the FDA approved LungFit® PH to treat PPHN. No revenue was recognized for the years ended March 31, 2023 and 2022. Cost of revenue for the year ended March 31, 2023 was $0.6 million, primarily driven by the costs to implement our supply chain infrastructure in select geographies across the U.S. as part of our commercial launch. There was no Cost of Revenue for the year ended March 31, 2022.

Research and Development

Research and development expenses for the year ended March 31, 2023 were $16.8 million, as compared to $11.8 million for the year ended March 31, 2022. The increase of $5.0 million was attributed primarily to an increase in development costs in Cancer research ($4.0 million), Autism ($0.8 million) and preparing for the approval of PPHN ($0.5 million), partially offset by a decrease in spend on NTM ($1.0 million) and BRO ($0.3 million). The Company also made further increases in R&D staff, with an increase in stock-based compensation, salaries and travel (for a total of $1.0 million).

General and Administrative Expenses

General and administrative expense for the years ended March 31, 2023 and March 31, 2022 were $34.7 million and $18.4 million, respectively. The increase of $16.3 million was attributed primarily to an increase in stock-based compensation ($7.3 million in Beyond Cancer and $2.1 million in Beyond Air), salaries ($2.6 million in Beyond Air and $1.1 million in Beyond Cancer) and travel ($0.7 million, mainly in Beyond Air) driven by an increase of 16 positions globally, legal and professional fees ($0.7 million), leases and related office costs ($1.3 million), IT costs ($0.1 million) and increased insurance costs ($0.2 million).

Other Operating Expenses

Other operating expenses for the year ended March 31, 2023 were $0, versus $10.5 million for the year ended March 31, 2022, which was attributed to the recognition of liabilities that were contingent on FDA approval of LungFit® PH with Circassia $10.5 million.

Other Income and Expense

Net other expense for the year ended March 31, 2023 and March 31, 2022 were $7.3 million and $3.4 million, respectively. The increase of $4.0 million was attributed primarily to an increase in the accrual for the Empery Suit of $5.1 million versus $2.4 million in the prior year and an estimated liability for a contingent loss on the lawsuit with Hudson Bay ($2.7 million), partially offset by $0.7 million of interest and dividend income from our investments in marketable securities and a reduction of interest expense and financing costs of $0.8 million.

Net Loss Attributable to Non-controlling Interests

Net loss attributed to non-controlling interests for the year ended March 31, 2023, was $3.6 million, compared to $0.9 million for the year ended March 31, 2022. Non-controlling interests represent 20% of the net loss of our Beyond Cancer subsidiary which was established in November 2021 and the increase in net loss is reflective of the increase in spend in Beyond Cancer since its inception in late 2021.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders for the year ended March 31, 2023, was $55.8 million or a loss of $1.86 per share, basic and diluted, as a result of the foregoing. Our net loss attributed to common stockholders for the year ended March 31, 2022, was $43.2 million or a loss of $1.68 per share, basic and diluted.

Liquidity and Capital Resources

We started generating costs related to the commercial launch since obtaining regulatory approval for the LungFit® PH at the end of the first quarter of fiscal 2023 and expect to generate revenue commencing in the first fiscal quarter of 2024. We used cash flow in operations of $33.0 million for the year ended March 31, 2023 and we have experienced an accumulated deficit of $179.5 million since inception through March 31, 2023. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $45.9 million and $10.1 million in restricted cash. We believe that our cash and cash equivalents as of March 31, 2023 in addition to $5.6 million raised through our ATM in the first fiscal quarter of 2024 and the funds available through the debt with the Avenue Capital Group (as described below) will enable us to fund our operating expenses and capital expenditure requirements through at least one year from the date these consolidated financial statements were filed.

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

On May 25, 2021, we and Circassia Limited entered into the Settlement Agreement resolving all claims by and between both parties and mutually terminating the Circassia Agreement disclosed in Note 10 of the consolidated financial statements included in this Annual Report. Pursuant to the terms of the Settlement Agreement, we agreed to pay Circassia $10.5 million in three installments, the first being a payment of $2.5 million on the Initial Payment Due Date. Thereafter, we shall pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6 million. The Initial Payment of $2.5 million was made in July 2022 and $8.0 million has been recorded as an accrued liability for the year ended March 31, 2023.

On February 4, 2022, we entered into an At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co, Inc. (the “2022 ATM”). Under the 2022 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time and at various prices. If shares of our common stock are sold, there is a 3% fee paid to the sales agent. As of March 31, 2023, there was a balance of $46.3 million available under the 2022 ATM.

As a subsequent event to the fiscal year ended March 31, 2023, on June 15, 2023, we entered into a Loan Agreement with Avenue Capital providing for senior secured term loans of up to $40 million, with (i) $17.5 million advanced on the Closing Date, (ii) up to $10 million between April 1, 2024 and September 30, 2024, subject to the Company achieving revenue milestones, and (iii) up to $12.5 million after April 1, 2024, subject to mutual agreement. The Loans are due and payable on June 1, 2027. The Loan principal is repayable beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months. The Loans bear interest at a rate per annum equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. A final payment fee of 3.50% of the principal amount of the Tranche 1 and Tranche 2 Loans is also due upon repayment of the principle.

The Company is subject to a financial covenant requiring the Company to maintain $5,000,000 in unrestricted cash. The Loan Agreement also contains affirmative and negative covenants customary for financing of this type.

The Loan Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the Agent may accelerate all amounts outstanding under the Loans. We granted Avenue Capital Group warrants to purchase 233,843 shares of common stock at an exercise price of the lesser of $5.88 or the price per share of our next bona fide round of equity financing before June 30, 2024.

We received $15.7 million in net proceeds on June 15, 2023 after all fees and advanced interest had been deducted.

Our ability to continue to operate beyond the first fiscal quarter of 2025 will be largely dependent upon the successful commercial launch of LungFit® PH, as well as obtaining partners in other parts of the world, and raising additional funds to finance our activities until we are generating cash flow from operations. Further, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our other product candidates.

There are numerous risks and uncertainties associated with the development of our NO delivery system and we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Our future capital requirements will depend on many factors, including:

●	the progress and costs of our preclinical studies, clinical trials and other research and development activities;
●	the costs of commercializing the LungFit® system;
●	the scope, prioritization and number of our clinical trials and other research and development programs;
●	the costs and timing of obtaining certification or regulatory approval for our product candidates;
●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
●	the costs of, and timing for, strengthening our manufacturing agreements for production of sufficient clinical quantities of our product candidate;
●	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally;
●	the costs of acquiring or undertaking the development and commercialization efforts for additional, future therapeutic applications of our product candidate;
●	the magnitude of our general and administrative expenses; and
●	any cost that we may incur under current and future in-licensing and out-licensing arrangements relating to our product candidate.

Cash Flows

Below is a summary of the statements of cash flows for the years ended March 31, 2023 and March 31, 2022.

(in thousands)	For The Year Ended March 31, 2023	For The Year Ended March 31, 2022

Net cash provided by (used in):
Operating activities	$(33,009)	$(23,134)
Investing activities	$(20,587)	$(1,450)
Financing activities	$2,696	$79,450
Effect of exchange rate changes on cash and cash equivalents	$(43)	$96
Net increase (decrease) in cash, cash equivalents and restricted cash	$(50,944)	$54,962

Comparison between Fiscal Years Ended March 31, 2023 and March 31, 2022

Operating Activities

For the year ended March 31, 2023, net cash used by operating activities was $33.0 million which was primarily due to our net loss of $59.4 million, which included non-cash stock based compensation of $19.6 million and an increase in accrued liabilities of $4.8 million including an increase in liabilities related to lawsuits of $7.8 million, partially offset by the payment of the first tranche of the Circassia settlement of $2.5 million. For the year ended March 31, 2022, net cash used by operating activities was $23.1 million which was primarily due to our net loss of $44.1 million, which included non-cash stock based compensation of $7.8 million and an increase in liabilities for the recognition of contingent liabilities of $10.5 million and a contingent liability for a lawsuit of $2.5 million.

Investing Activities

For the year ended March 31, 2023, cash used in investing activities was $20.6 million which was primarily from investments in marketable securities for a net movement of $16.7 million in the fiscal year, and the purchase of property and equipment for $3.9 million. For the year ended March 31, 2022, cash used in investing activities was $1.4 million which was from the purchase of property and equipment.

Financing Activities

For the year ended March 31, 2023, net cash provided by financing activities was $2.7 million which was primarily from the issuance of common stock in connection with our 2022 ATM for $3.7 million, partially offset by loan payments of $1.0 million. For the year ended March 31, 2022, net cash provided by financing activities was $79.5 million which was primarily from the issuance of common stock in connection with a Stock Purchase Agreement with Lincoln Park Capital Fund, LLC, that has since expired ($11.1 million) and 2020 ATM ($36.5 million), issuance of common stock in connection with the exercise of warrants and stock options ($6.0 million and $0.3 million, respectively), and proceeds from the sale of common stock of Beyond Cancer for $30.0 million less ($4.8) million from lenders in our retired loan facility.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements together with the report of our independent registered public accounting firm, required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those consolidated financial statements is found in Item 15 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Based on information provided by Friedman LLP (“Friedman”), effective September 1, 2022, Friedman, which has served as our independent registered public accounting firm since 2019, combined with Marcum LLP (“Marcum”), an independent registered public accounting firm. As a result, the Audit Committee of the Company has approved the dismissal of Friedman and the engagement of Marcum of East Hanover, New Jersey on October 6, 2022 to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2023.

Friedman’s reports regarding our financial statements for the years ended March 31, 2022 and March 31, 2021 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years and the interim period from the end of the most recently completed year through October 6, 2022, the date of Marcum’s engagement, there were no (i) disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to Friedman’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports, or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that information required to be disclosed in this Annual Report and filed with the SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose information otherwise required to be set forth in our reports. Nevertheless, our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based on our evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective at such reasonable assurance level as of March 31, 2023.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

(c) Attestation Report of Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm as we are not an accelerated filer or a large accelerated filer.

(d) Changes in Internal Control over Financial Reporting

We continued to deploy our ERP system across our subsidiaries during the year ended March 31, 2023 and have completed deployment to all entities where we have employees and finance professionals. During the fiscal year we added enhanced controls on our banking platforms and expanded our Information Technologies team to help detect fraud and prevent threats to our critical systems.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth the name, age and position of each of our directors and executive officers and as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Steven A. Lisi	52	Chief Executive Officer and Chairman of the Board of Directors
Amir Avniel	49	President, Chief Business Officer and Director
Douglas Q. Larson	53	Chief Financial Officer
Michael Gaul	69	Chief Operating Officer
Jeff Myers	58	Chief Medical Officer
Ron Bentsur	57	Director
Erick J. Lucera	55	Director
Yoori Lee	50	Director
Dr. William Forbes	61	Director
Robert F. Carey	64	Director

Steven A. Lisi, Chief Executive Officer and Chairman of the Board

Steven Lisi has served on our Board of Directors since January 13, 2017, and has served on the Board of Directors of BA Ltd., our wholly-owned subsidiary, since June 2016. Mr. Lisi has served as our Chief Executive Officer since June 14, 2017.

Mr. Lisi was previously Senior Vice President of Business and Corporate Development at Avadel Pharmaceuticals (AVDL) where he was instrumental in restructuring the company, raising over $125 million and transforming it from a $100 million enterprise value to $1 billion in three years. Prior to his position at Avadel, Mr. Lisi spent 18 years investing in the global healthcare industry at Deerfield Management, Millennium Management and SAC Capital, amongst others. Mr. Lisi serves as Chairman of the Board of Beyond Cancer, an NO based immuno-oncology company targeting solid tumors. He received his master’s degree in International Business from Pepperdine University.

Our Board of Directors believes that Mr. Lisi’s experience and perspective as our Chief Executive Officer, as well as his depth of operating and senior management experience and specific skills in the areas of general operations and financial operations, provide him with the qualifications and skills to serve as a director.

Amir Avniel, President, Chief Business Officer and Director

Amir Avniel has served on BA Ltd.’s Board since 2011 and became BA Ltd.’s Chief Executive Officer in August 2014. He has served on our Board of Directors since January 2017, as our President since June 2017 and as Beyond Air’s Chief Business Officer since July 2022. Mr Avniel also served as our Chief Operating Officer between June 2017 and June 2022 and as our Chief Executive Officer from January, 2017 to June, 2017. He has more than ten years of management experience in the biotechnology industry. From 2013 through 2014, Mr. Avniel served as Strategy and Business Development of A.B. Seeds, a wholly owned subsidiary of Monsanto Company. Mr. Avniel served as the Chief Executive Officer of Rosetta Green Ltd. from 2010 through 2013 and led Rosetta Green in its acquisition by Monsanto. Mr. Avniel also served as the President and the Chief Executive Officer of Rosetta Genomics from 2006 to 2009, and he is a named inventor in over 20 patent applications. He studied computer science at the Academic College of Tel Aviv - Jaffa Israel and earned a Bachelor’s degree in Social Sciences and Humanities from Open University in Israel. Prior to his academic studies, he served as an officer in the Israel Defense Force, where he was awarded four commendations for excellence.

Our Board of Directors believes that Mr. Avniel’s experience and perspective as our President and Chief Business Officer, as well as his depth of operating and senior management experience in the biotechnology industry, provide him with the qualifications and skills to serve as a director.

Douglas Larson, Chief Financial Officer

Douglas Larson has been our Chief Financial Officer since September, 2021. Mr. Larson joined the Company with over 20 years of international and operational financial leadership experience. Most recently, he served as an independent consultant providing operational and financial consulting services from February 2021 to August 2021. Prior to that, he served as Vice President, Finance and Head of Global Controlling at DBV Technologies, Inc. (Nasdaq: DBVT) (“DBV”), a global clinical stage biopharmaceutical company headquartered in France, from June 2017 to September 2020. Prior to DBV, Mr. Larson served as the Chief Financial Officer of The Scotts Miracle-Gro Company’s (NYSE: SMG) International division, based in Lyon, France from January 2001 to May 2015. Mr. Larson graduated from the Certified General Accountant’s Association of Canada in 2001 and HEC Paris’s Executive MBA program in 2015.

Michael Gaul, Chief Operating Officer

Michael Gaul has been our Chief Operating Officer since July 1, 2022. Mr. Gaul joined the Company in May 2020 as Senior VP, Operations, a title he held until June 2022. Mr. Gaul has led teams in operations, sales and marketing, supply chain, distribution, quality, regulatory, human resources, and finance. He has had P&L experience with multi-plant responsibility in both the U.S. and Asia, including roles with Sparton Corporation (Group VP, Manufacturing & Design Services Business Unit; Group VP, Medical Business Unit), a defense contractor for maritime defense, from September 2011 to February 2020, SynCardia Systems (COO; VP Operations), a manufacturer and provider of the commercially approved Total Artificial Heart, from June 2005 to February 2011, Ventana Medical Systems (now known as Roche Tissue Diagnostics) (VP & General Manager, Operations), a medical device company, from September 2003 to April 2005, and Robotic Vision Systems, Inc. (General Manager, Vanguard Division; VP Operations, Systemation Division), a maker of machine vision systems, from September 1997 to June 2003. He also currently serves on the Board of Directors of the Ohio Life Sciences Association to support and promote Ohio’s bioscience industry. Mr. Gaul has a BS, Business Administration from Delaware Valley University, and an MBA from Florida Institute of Technology.

Jeff Myers, Chief Medical Officer

Jeff Myers, MD joined Beyond Air as our Chief Medical Officer on March 27, 2023 with nearly 15 years of leadership experience as a biopharmaceutical executive overseeing clinical development, clinical operations, and regulatory affairs. Prior to industry, Dr. Myers was a cardiothoracic surgeon for nine years, most recently at Massachusetts General Hospital. Dr. Myers’ previous leadership responsibilities include overseeing clinical development, clinical operations, business development, medical affairs, and implementing regulatory strategies in the U.S. and abroad. Previously, he was the Chief Medical Officer for Revolo Biotherapeutics, initiating clinical trials in the U.S. and Europe before leaving to become the CEO of Bioceptive where he continues to serve as a member of the Board of Directors. Dr. Myers also served as the Chief Medical Officer for Portola Pharmaceuticals where he was instrumental in the acquisition by Alexion Pharmaceuticals, and Vice President, Medical and Regulatory Affairs, at SteadyMed Therapeutics. Prior to beginning his career in biotechnology, he was a practicing congenital cardiac surgeon and served as the Chief of Pediatric Cardiac Surgery at Tulane University and Massachusetts General Hospital with appointments to Tulane and Harvard Medical Schools. He is passionate about developing novel, first-in-class therapies that significantly improve the lives of patients. Dr. Myers began his work with inhaled NO in pursuit of his PhD at Georgetown University.

Ron Bentsur, Director

Ron Bentsur joined BA Ltd. in August 2015 and has served on our Board of Directors since January 2017. Mr. Bentsur has served as Chief Executive Officer, President, and Chairman of the board of directors of Nuvectis Pharma, Inc., (“Nuvectis”) since 2021. Prior to Nuvectis, Mr. Bentsur served as Chief Executive Officer and on the board of directors of UroGen Pharma, Ltd. between August 2015 and January 2019. From 2009 to April 2015, Mr. Bentsur served as Chief Executive Officer and Director of Keryx Biopharmaceuticals, Inc. Mr. Bentsur’s tenure as CEO of Keryx Biopharmaceuticals culminated in the September 2014 FDA approval of Auryxia TM (ferric citrate) and its December 2014 U.S. launch. Prior to joining Keryx Biopharmaceuticals, Inc., from 2006 to 2009, Mr. Bentsur served as Chief Executive Officer of XTL Biopharmaceuticals, Ltd. Prior to that, Mr. Bentsur served as Vice President Finance and Chief Financial Officer of Keryx Biopharmaceuticals, Inc., as Director of Technology Investment Banking at Leumi Underwriters, where he was responsible for all technology and biotechnology private placement and advisory transactions, and as a New York City-based investment banker, primarily at ING Barings Furman Selz. Mr. Bentsur holds a B.A. in Economics and Business Administration with distinction from the Hebrew University of Jerusalem and an M.B.A., magna cum laude, from New York University’s Stern Graduate School of Business. Mr. Bentsur also serves on the Board of Directors of Stemline Therapeutics, Inc., an oncology therapeutics company.

Our Board of Directors believes that Mr. Bentsur’s experience and perspective advising the Company and other life sciences companies, as well as his depth of operating and senior management experience in the biopharma industry, provide him with the qualifications and skills to serve as a director.

Yoori Lee, Director

Yoori Lee joined our Board of Directors in January 2018. She has served as Co-founder and President of Trio Health Advisory Group, Inc. since 2013. Trio Health’s mission is to improve the quality of care in patient outcomes through coordinating the efforts of all patient care stakeholders. Prior to Trio Health, Ms. Lee spent over 15 years at Leerink Partners LLC, a leading healthcare investment bank, where she was Managing Director, and Director of MEDACorp Services. Additionally, she helped found the MEDACorp network, a cadre of experts including more than 35,000 healthcare professionals in diverse areas of practice such as clinical medicine, biomedical research, regulatory affairs, public policy, healthcare administration and healthcare information technology.

Our Board of Directors believes that Ms. Lee’s experience and perspective advising the Company as well as her experience with Leerink Partners LLC and MEDACorp. provide her with the qualifications and skills to serve as a director.

Dr. William Forbes, Director

Dr. William Forbes joined our Board of Directors in August 2018. He brings to our Board of Directors more than 30 years of pharmaceutical product development experience and, working with health authorities in the U.S. and Europe, has contributed to numerous marketing approvals spanning a diverse range of therapeutic areas. Dr. Forbes has served as the Chief Development Officer of Trevi Therapeutics, a clinical-stage pharmaceutical company focused on serious neurologically mediated diseases since February 2021. Prior to joining Trevi, Dr. Forbes was at Salix Pharmaceuticals as the Chief Development Officer and also Head of Medical and R&D from February 2015 to June 2015. Prior to Salix, Dr. Forbes spent 15 years in Clinical Development & Regulatory Affairs and Clinical Research at a number of global pharmaceutical companies.

Our Board of Directors believes that Dr. Forbes’ experience and perspective advising the Company, as well as his depth of operating and senior management experience in our industry, provide him with the qualifications and skills to serve as a director.

Robert F. Carey, Director

Robert Carey joined our Board of Directors in February 2019. He has an extensive track record of accomplishment within the biopharmaceutical and healthcare investment banking industry. He has assisted biotech and specialty pharma companies raise more than $10 billion in initial public offerings, follow-on offerings, debt offerings, and private placements. He has served as a financial advisor on mergers, acquisitions, and strategic alliance transactions with a total deal value of more than $10 billion. From July 2020 until December 2023, Mr. Carey was co-founder and President of ACELYRIN, INC., a biopharmaceutical company developing life-changing drug therapies. Mr. Carey previously served as Executive Vice President and Chief Business Officer at Horizon Therapeutics plc from March 2014 to September 2019, during which Horizon Therapeutics deployed in excess of $3.5 billion to acquire or license eight commercial products and three products in development and grew net sales from $74 million in 2013 to approximately $1.2 billion in 2018, a compound annual growth rate of 75%. Before Horizon, he spent more than 11 years as Managing Director and Head of the Life Sciences Investment Banking Group at JMP Securities. Mr. Carey was also Managing Director in the healthcare groups at Dresdner Kleinwort Wasserstein and Vector Securities. He received his B.B.A. in Accounting from the University of Notre Dame. Mr. Carey currently serves on the Board of Beyond Cancer Ltd.and Sangamo Therapeutics, Inc.

Our Board of Directors believes that Mr. Carey’s experience and perspective advising the Company and other life sciences companies in connections with financings and strategic transactions, as well as his depth of operating and senior management experience in our industry, provide him with the qualifications and skills to serve as a director.

Erick J. Lucera, Director

Erick J. Lucera joined our Board of Directors in August 2017 and serves on our audit committee. He was appointed Executive Vice President and Chief Financial Officer of Editas Medicine, Inc., a leading gene editing company focused on developing CRISPR medicines for people with serious diseases, in May 2023. Mr. Lucera previously served as Chief Financial Officer of AVEO Pharmaceuticals, Inc., a commercial-stage biopharmaceutical company focused on targeted medicines for oncology and other unmet medical needs, from January 2020 until March 2023, following its acquisition by LG Chem, Ltd. Since April 2023, Mr. Lucera has served on the board of directors of SAB Biotherapeutics, Inc., a public clinical-stage biopharmaceutical company . Mr. Lucera was the Chief Financial Officer of Valeritas Holdings, Inc., a U.S. Nasdaq traded commercial stage company developing new technology for diabetes, from 2016 to 2019. Mr. Lucera served as Chief Financial Officer, Treasurer and Secretary of Viventia Bio from 2015 to 2016. From 2012 to 2015, he was Vice President, Corporate Development at Aratana Therapeutics, a veterinary biopharmaceutical company. While at Aratana, he helped grow the company’s product pipeline through a series of acquisitions and in licensing transactions financed through five public and private offerings of nearly $250 million. Before his career as a healthcare company executive, Mr. Lucera spent over 15 years in investment management as a healthcare analyst at Eaton Vance, the portfolio manager of the Triathlon Life Sciences Fund at Intrepid Capital and as head of the healthcare research team at Independence Investments. He has served on the board of directors of Bone Biologics, a Nasdaq traded orthobiologics company, since October 2021. He holds a CPH from Harvard University, an MS in quantitative finance from Boston College, an MBA from Indiana University Bloomington, and a BS in accounting from the University of Delaware. Mr. Lucera has obtained CFA, CMA, and CPA designations.

Our Board of Directors believes that Mr. Lucera’s experience and perspective advising the Company and other life sciences companies on strategic transactions and financings, as well as his depth of operating and senior management experience in our industry, provide him with the qualifications and skills to serve as a director.

Term of Office of Directors

Our directors are elected at each annual meeting of stockholders and serve until their successors are elected and qualified at the next annual meeting of stockholders, or until their prior death, resignation or removal.

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

Board Committees

Our Board of Directors has established four standing committees: the audit committee, the compensation committee, the nominating committee and the compliance committee. The current members of our audit committee are Erick Lucera, Ron Bentsur and Robert F. Carey with Erick Lucera serving as chairperson. The current members of our compensation committee are Yoori Lee, Erick J. Lucera, and Ron Bentsur with Yoori Lee serving as chairperson. The current members of our nominating committee are Erick Lucera, Yoori Lee and Dr. William Forbes, with Erick Lucera serving as chairperson. The compliance committee currently has five members, of which one member serves on our Board of Directors.

Our Board of Directors has determined that Erick Lucera, Ron Bentsur and Robert F. Carey meet the additional test for independence for audit committee members imposed by SEC regulations and Section 5605(c)(2)(A) of the Nasdaq Stock Market listing rules and that Erick J. Lucera, Yoori Lee and Ron Bentsur meet the additional test for independence for compensation committee members imposed by Section 5605(d)(2)(A) of the Nasdaq Stock Market listing rules.

Audit Committee

The primary purpose of our audit committee is to assist the Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. It also oversees internal controls and discusses Company policies related to risk assessment and risk management. Our audit committee met four times during the fiscal year ended March 31, 2023. The functions of our audit committee include, among other things:

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

With respect to reviewing and approving related-party transactions, our audit committee will review related-party transactions for potential conflicts of interests or other improprieties. Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and Board of Directors membership. Our audit committee could approve a related-party transaction if it determines that the transaction is in our best interests. Our directors are required to disclose to this committee or the full Board of Directors any potential conflict of interest, or personal interest in a transaction that our Board of Directors is considering. Our executive officers are required to disclose any related-party transaction to the audit committee. We also poll our directors on an annual basis with respect to related-party transactions and their service as an officer or director of other entities. Any director involved in a related-party transaction that is being reviewed or approved must recuse himself or herself from participation in any related deliberation or decision. Whenever possible, the transaction should be approved in advance and if not approved in advance, must be submitted for ratification as promptly as practical. The Company has written policies and procedures with respect to related person transactions for managing such situations.

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

Compensation Committee

The primary purpose of our compensation committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. Our compensation committee met one time during the year ended March 31, 2023. The functions of our compensation committee include, among other things:

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

Nominating Committee

The primary purpose of our nominating committee is to assist our Board of Directors in promoting the best interest of the Company and our stockholders through the implementation of sound corporate governance principles and practices. Our nominating committee met one time during the fiscal year ended March 31, 2023. The functions of our nominating committee include, among other things:

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

Compliance Committee

The primary purpose of our compliance committee is to assist our Board of Directors with oversight of healthcare compliance risk management arising from the FDA, Office of Inspector General, the U.S. Department of Justice and other federal, state or foreign corporate compliance requirements related to medical devices that specifically govern the AKS, FCA, FD&C Act, FCPA, Sunshine Act and similar state laws, HIPAA, the AdvaMed Code, and similar applicable state and local regulations and (when applicable) equivalent global requirements. Our compliance committee met one time during the fiscal year ended March 31, 2023.

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

Board Leadership Structure and Role in Risk Oversight

The Board of Directors does not have a formal policy on whether or not the roles of Chairman of the Board and Chief Executive Officer should be separate and believes that it should retain the flexibility to make this determination in the manner it believes will provide the most appropriate leadership for the Company from time to time. Currently, Steven A. Lisi serves as Chairman of the Board and Chief Executive Officer, working closely with former CEO and present CBO and President, Amir Avniel. We do not have a lead independent director. Mr. Lisi sets the strategic direction for the Company and provides day-to-day leadership. As Chairman of the Board of Directors, Mr. Lisi further oversees the agenda for board meetings in collaboration with the other board members. Our Board believes that it is in the best interest of the Company and its stockholders for Mr. Lisi to serve in both roles at this time given his knowledge of the Company and industry. We believe that this structure provides appropriate leadership and oversight of the Company and facilitates effective functioning of both management and our Board of Directors. Our Board of Directors will continue to reassess the structure to determine what is in the best interests of the Company and stockholders.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees. We have made our Code of Business Conduct and Ethics available on our website at www.beyondair.net under “Investors—Governance—Governance Documents”. We expect that any future amendments to our Code of Business Conduct and Ethics or any waivers of its requirements will be disclosed on our website.

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

SEC regulations require us to identify in this Annual Report anyone who filed a required report late during the most recent fiscal year. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended March 31, 2023, all of our officers, directors and greater than 10% beneficial owners have complied with Section 16(a) filing requirements on a timely basis, other than set forth below:

Filer	Number of Late Reports	Number of Transactions not Reported Timely
Amir Avniel	One Form 4	One

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

Summary Compensation Table

The following table provides information regarding the compensation earned by our named executive officers for the years ended March 31, 2023 and March 31, 2022.

Name and Principal Position	Year	Salary Cost	Restricted Stock Awards (A)(C)	Option Awards (B)(C)	Total

Steven A. Lisi	2023	$650,000	$-	$8,278,000	$8,928,000
Chief Executive Officer and Chairman of the Board	2022	$450,000	$2,000,800	$6,942,000	$9,392,800

Amir Avniel	2023	$400,000	$1,507,200	$2,040,000	$3,947,200
President, Chief Business Officer and Director	2022	$400,000	$1,000,400	$2,921,000	$4,321,400

Mike Gaul	2023	$350,000	$-	$782,000	$1,132,000
Chief Operating Officer	2022	$250,000	$335,975	$360,500	$946,475

(A)	The fair market value of the restricted stock units for stock-based expense is equal to the closing price of the Company’s stock at the date of grant based upon the total award. The restricted stock units vest over five years.

(B)	This column represents the grant date fair value of awards from both Beyond Air and Beyond Cancer in accordance with stock-based compensation rules under Accounting Standards Codification (“ASC”) Topic 718. For a more detailed discussion of the valuation model and assumptions used to calculate the fair value of each restricted stock award and option award, refer to Note 5.

(C)	The respective agreements include a change of control provision that would automatically vest any unvested restricted stock units or unvested stock options if triggered.

Employment Agreements with Named Executive Officers

Our employment agreements with our named executive officers contain provisions standard for a company in our industry regarding non-competition, confidentiality of information and assignment of inventions.

Employment Agreement with Steven Lisi

On June 30, 2018, we entered into an employment agreement with Mr. Lisi to serve as our Chief Executive Officer with an annual base salary of $450,000, subject to review of the compensation committee at least annually. On April 1, 2022, Mr. Lisi’s annual salary was increased to $650,000. In addition to his base salary, Mr. Lisi is eligible to receive a short-term incentive bonus equal to a percentage of his base salary in effect at the end of the fiscal year, based partially on performance weighted bonus objectives established for Mr. Lisi by the Board of Directors (which includes both corporate objectives and individual objectives) for the fiscal year, with such objectives to be discussed with Mr. Lisi prior to being established, and partially based on the discretion of the Board of Directors. The target bonus percentage each fiscal year is an amount equal to 60% of Mr. Lisi’s base salary in effect at the end of each fiscal year. However, the actual short-term incentive bonus as determined by the Board of Directors may range from 0% to higher than 100% of the base salary. Any short-term incentive bonus shall be paid on or before April 15 of the following year and may include cash, stock options and restricted stock awards. If paid in stock options or restricted stock awards, the short-term incentive bonus must be paid separately from, and independently of, any long-term equity incentive award. Pursuant to the employment agreement, Mr. Lisi is also eligible to receive awards of stock options or restricted stock grants as may be determined from time to time by the Board of Directors or the compensation committee of the Board of Directors. Pursuant to the terms and conditions of employment, Mr. Lisi received options to purchase 400,000 shares of our common stock at an exercise price of $4.25 per share. 25% of the options vested on June 30, 2018 and thereafter an additional 25% vested on December 31, 2018 and December 31st of each of the two ensuing years thereafter until the options vested in full. The options expire on the tenth anniversary of the date of grant and were fully vested as of March 31, 2021.

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

Employment Agreement with Amir Avniel

On June 30, 2018, we entered into an employment agreement with Mr. Avniel to serve as our President and Chief Operating Officer with an annual base salary of $400,000, subject to review of the compensation committee at least annually. In addition to his base salary, Mr. Avniel is eligible to receive a short-term incentive bonus equal to a percentage of his base salary in effect at the end of the fiscal year, based partially on performance weighted bonus objectives established for Mr. Avniel by the Board of Directors (which includes both corporate objectives and individual objectives) for the fiscal year, with such objectives to be discussed with Mr. Avniel prior to being established, and partially based on the discretion of the Board of Directors. The target bonus percentage each fiscal year is an amount equal to 60% of Mr. Avniel’s base salary in effect at the end of each fiscal year. However, the actual short-term incentive bonus as determined by the Board of Directors may range from 0% to higher than 100% of the base salary. Any short-term incentive bonus shall be paid on or before April 15 of the following year and may include cash, stock options and restricted stock awards. If paid in stock options or restricted stock awards, the short-term incentive bonus must be paid separately from, and independently of, any long-term equity incentive award. Pursuant to the employment agreement, Mr. Avniel is also eligible to receive awards of stock options or restricted stock grants as may be determined from time to time by the Board of Directors or the compensation committee of the Board of Directors. Pursuant to the terms and conditions of employment, Mr. Avniel received options to purchase 250,000 shares of our common stock at an exercise price of $4.25 per share. 25% of the options vested on June 30, 2018 and thereafter an additional 25% vested on December 31, 2018 and December 31st of each of the two ensuing years thereafter until the options vested in full. The options expire on the tenth anniversary of the date of grant and the options were fully vested as of March 31, 2021. On July 2, 2022, Mr. Avniel stepped down as Chief Operating Officer and assumed the role of Chief Business Officer. Notwithstanding this titular change, the other terms of his employment agreement with us, did not change.

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

Employment Agreement with Mike Gaul

On April 24, 2020, we entered into an Employment Agreement with Michael Gaul to serve as Senior VP, Operations of the Company, effective May 4, 2020. Mr. Gaul’s Employment Agreement provides that his employment will continue until either the Company or Mr. Gaul terminates his employment in accordance with the terms of the Employment Agreement. Pursuant to the employment Agreement, Mr. Gaul is entitled to receive an annual base salary of $250,000, which is subject to adjustment pursuant to the Company’s employee compensation practices. In April 2022, Mr. Gaul’s base salary was increased to $350,000. In addition, pursuant to the Employment Agreement, Mr. Gaul is eligible to be considered for an incentive bonus for each fiscal year of the Company, which will be awarded based on objective or subjective criteria established by the Chief Executive Officer and approved by the Board or a committee thereof. As of his start date, the Company also granted Mr. Gaul a stock option award, subject to the Company’s 2013 Equity Incentive Plan, for the purchase of 10,000 shares of the Company’s common stock, at an exercise price of $5.32. This option vests over a four-year period, with 25% of the shares underlying the stock option award vesting on the first anniversary of the date of grant after one-year of continuous service and annually thereafter in three equal installments. This option is in addition to those granted previously to Mr. Gaul pursuant to that certain Consulting Agreement, dated February 26, 2020. On July 1, 2022, Mr. Gaul stepped down as Senior VP, Operations of the Company and assumed the role of Chief Operating Officer. Notwithstanding this titular change, the other terms of his Employment Agreement with us did not change.

Under the Employment Agreement, termination of Mr. Gaul’s employment by the Company without cause, or by Mr. Gaul for “Good Reason” (as such term is defined in the Employment Agreement), will require the Company to pay severance to Mr. Gaul. Upon any such termination, and subject to the terms of the Employment Agreement and the Company’s policies, Mr. Gaul will be entitled to receive his base salary for a period of six months, plus an additional month of severance payments for every two months of employment, with such additional amounts to be cumulative and not to exceed a total of 12 months of severance payments. The Company will also continue to contribute to Mr. Gaul’s health and dental benefits in the same proportion as during employment for the same duration as severance payments are made. In the event of a Change of Control (as defined in the Employment Agreement), Mr. Gaul will receive severance payments equal to six months’ base salary and the Company will continue to provide health and dental benefits in the same proportion as during employment for six months. Mr. Gaul will also receive an additional month of severance for every two months of employment, with such amounts to be cumulative and not to exceed a total of 12 months of severance payments. In addition, all of Mr. Gaul’s options to acquire Company stock and restricted common stock awards which have not vested as of the date of termination will become immediately vested as of the date of termination.

The Employment Agreement also contains customary non-solicitation and non-competition covenants, which covenants remain in effect for 1 year following any cessation of employment with respect to Mr. Gaul.

Option Awards Granted During the Year Ended March 31, 2023

On November 3, 2022, Messrs. Lisi and Avniel were granted options to purchase 550,000 and 200,000 shares of the common stock of Beyond Cancer, respectively, with an exercise price of $2.25 per share. The options vest annually over four years commencing on December 31, 2023.

On March 29, 2023, Messrs. Lisi, Avniel and Gaul were granted options to purchase 800,000, 80,000 and 170,000 shares of our common stock, respectively, with an exercise price of $6.28 per share, which was equal to the closing price of our common stock on the date of grant. The options vest in equal annual installments over four years commencing on December 31, 2023.

On March 29, 2023, Mr. Avniel was granted restricted stock units to receive 240,000 shares of our common stock, respectively. The restricted stock units vest in equal annual installments over five years commencing on December 15, 2023.

Outstanding Equity Awards as of March 31, 2023

	Equity awards
Name	Date of Grant	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (6)
Steven A. Lisi	08/31/2018	400,000	(1)	-	-	4.25	08/13/2029	-	-
	03/31/2019	250,000	(2)	-	-	4.80	03/31/2029	-	-
	03/11/2020	52,500	(2)	17,500	-	5.32	03/11/2030	-	118,125
	03/04/2021	100,000	(2)	100,000	-	5.45	03/04/2031	-	675,000
	03/03/2022	70,000	(2)	210,000	-	6.87	03/03/2032	-	1,417,500
	03/29/2023		(2)	800,000	-	6.28	03/29/2033	-	5,400,000
	12/31/2018	-	(3)	-	-	-	-	17,600	118,800
	01/01/2019	-	(3)	-	-	-	-	2,400	16,200
	12/31/2019	-	(3)	-	-	-	-	41,800	282,150
	01/04/2020	-	(3)	-	-	-	-	6,200	41,850
	10/05/2021	-	(4)	-	-	-	-	60,000	405,000
	03/03/2022	-	(4)	-	-	-	-	112,000	765,000

Amir Avniel	02/20/2017	100,000	(1)	-	-	4.25	02/20/2027	-	-
	08/31/2018	250,000	(1)	-	-	4.25	08/13/2029	-	-
	03/31/2019	140,000	(2)	-	-	4.80	03/31/2029	-	-
	03/11/2020	30,000	(2)	10,000	-	5.32	03/11/2030	-	67,500
	03/04/2021	50,000	(2)	50,000	-	5.45	03/04/2031	-	337,500
	03/03/2022	35,000	(2)	105,000	-	6.87	03/03/2032	-	708,750
	03/29/2023	-	(2)	80,000	-	6.28	03/29/2033	-	540,000
	12/31/2018	-	(3)	-	-	-	-	9,000	120,240
	01/01/2019	-	(3)	-	-	-	-	2,400	32,064
	12/31/2019	-	(3)	-	-	-	-	20,200	202,404
	01/04/2020	-	(3)	-	-	-	-	5,800	58,116
	10/05/2021	-	(4)	-	-	-	-	30,000	267,200
	03/03/2022	-	(4)	-	-	-	-	56,000	467,600
	03/28/2023	-	(2)	-	-	-	-	240,000	1,620,000

Mike Gaul	03/11/2020	30,000	(2)	10,000	-	5.32	03/11/2030	-	67,500
	05/04/2020	5,000	(5)	5,000	-	5.32	05/04/2030	-	33,750
	03/04/2021	12,500	(2)	12,500	-	5.45	03/04/2031	-	84,375
	03/03/2022	17,500	(2)	52,500	-	6.87	03/03/2032	-	354,375
	03/29/2023	-	(2)	170,000	-	6.28	03/29/2033	-	1,147,500
	10/05/2021	-	(4)	-	-	-	-	7,500	50,625
	03/03/2022	-	(4)	-	-	-	-	24,000	162,000

(1)	25% options vests immediately, 25% vests December 31, 2018, 25% vests each following December 31.

(2)	25% options vests in December of the year of grant, 25% vests each following December.

(3)	Restricted stock units vest 20% per year at the date of grant.

(4)	Restricted stock units vest 20% per year, with the first tranche vesting in December in the year of grant.

(5)	25% options vests on the anniversary date of the grant, 25% each following year on the anniversary date.

(6)	Market value was calculated based upon the stock price at the last trading day of the fiscal year ended March 31, 2023 ($6.75).

Director Compensation

Persons serving as both an Officer and a Director of the Company are only included in the Summary Compensation Table above for the year ended March 31, 2023.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1) (2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Dr. William Forbes	-	-	199,200	-	-	-	199,200
Ron Bentsur	-	-	199,200	-	-	-	199,200
Erick J. Lucera	-	-	199,200	-	-	-	199,200
Yoori Lee	-	-	199,200	-	-	-	199,200
Robert F. Carey	-	-	324,600	-	-	-	324,600

(1)	During the year ended March 31, 2023, each director on the Board of Directors received options to purchase 40,000 shares of Beyond Air’s common stock and each option expires in ten years from the date of grant. Mr. Carey also serves on the Board of Directors of Beyond Cancer and received options to purchase 15,000 shares of Beyond Cancer’s common stock. Compensation expense was based upon the grant date fair value of the award in accordance with stock-based compensation rules under ASC Topic 718. As of March 31, 2023, the aggregate number of options to purchase Beyond Air’s common stock held by each director on the Board of Directors was as follows: (i) 153,000 by Dr. Forbes; (ii) 144,000 by Mr. Bentsur; (iii) 165,000 by Mr. Lucera; (iv) 160,000 by Ms. Lee; and (v) 146,000 by Mr. Carey. As of March 31, 2023, Mr. Carey additionally held an aggregate of 65,000 options to purchase Beyond Cancer’s common stock.

(2)	The respective agreements include a change of control provision that would automatically vest any unvested stock options if triggered.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information with respect to the beneficial ownership of our common stock by each person known by us to beneficially own more than 5.0% of any class of our voting securities together with:

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. Percentage computations are based on 31,438,506 shares of our common stock outstanding as of June 22, 2023.

Under the terms of the warrants issued by us to Charles Mosseri Marlio, he may not exercise a warrant to the extent such exercise would cause him, together with his affiliates and any other persons acting as a group with him or any of his affiliates, to have acquired a number of shares of common stock which would exceed 9.985% (subject to an increase of such percentage to 9.99% on 61 days’ notice by the holder to the Company) of our then outstanding common stock, excluding for purposes of such determination shares of common stock issuable upon exercise of warrants that have not been exercised. We refer to the foregoing limitation applicable to Mr. Mosseri Marlio as the “Ownership Cap.” The share numbers in the table below do not reflect the Ownership Cap, but the figures contained in the “Percentage of Outstanding Shares” column reflect the Ownership Cap applicable to Mr. Mosseri Marlio.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Outstanding Shares % (2)
5% Owners
Charles Mosseri Marlio	3,018,707	(3)	9.6
Executive Officers and Directors
Steven A. Lisi	2,246,349	(4)	6.6
Amir Avniel	957,894	(5)	3.0
Ron Bentsur	207,486	(6)	*
Dr. William Forbes	86,605	(7)	*
Robert F. Carey	951,246	(8)	2.9
Erick Lucera	88,092	(9)	*
Yoori Lee	91,404	(10)	*
Michael Gaul	109,150	(11)	*

Executive Officers and Directors as a Group (Ten persons)	4,766,323		13.7

*	Less than one percent (1.0%).

(1)	The address of these persons, unless otherwise noted, is c/o Beyond Air, Inc., 900 Stewart Avenue, Suite 301 Garden City, New York, 11530.

(2)	Shares of common stock beneficially owned and, except as limited by the Ownership Cap, the respective percentages of beneficial ownership of common stock includes for each person or entity shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person or entity that are currently exercisable or will become exercisable or convertible within 60 days following June 22, 2023. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.

(3)	Based, in part, on information provided on Schedule 13G/A filed with the SEC on February 14, 2023. Includes 108,816 shares of common stock issuable upon exercise of the warrants issued to Mr. Mosseri Marlio in connection with Facility Agreement in March 2020.

(4)	Includes 872,500 vested options to purchase shares of common stock.

(5)	Includes 605,000 vested options to purchase common stock and 32,666 shares of common stock held by Dandelion Investments Ltd., over which Mr. Avniel has sole voting and dispositive power.

(6)	Includes 62,750 vested options to purchase shares of common stock.

(7)	Includes 71,750 vested options to purchase shares of common stock.

(8)	Includes 64,750 vested options to purchase shares of common stock.

(9)	Includes 83,750 vested options to purchase shares of common stock.

(10)	Includes 78,750 vested options to purchase shares of common stock.

(11)	Includes 67,500 vested options to purchase shares of common stock.

Equity Compensation Plan Information

We maintain the Fifth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”). The 2013 BA Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance share awards, and other stock-based awards (collectively, the “stock awards”). Stock awards may be granted under the 2013 BA Plan to our employees, directors and consultants, other than incentive stock options which may only be granted to employees of the Company. The maximum number of shares of common stock available for issuance under the 2013 BA Plan is 10,600,000 shares.

The 2013 BA Plan is scheduled to terminate on August 13, 2028. No stock awards shall be granted pursuant to the 2013 BA Plan after such date, but awards theretofore granted may extend beyond that date. The Board may suspend or terminate the 2013 BA Plan at any earlier date. No stock awards may be granted under the 2013 BA Plan while the Plan is suspended or after it is terminated.

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under the 2013 BA Plan and the 2021 Employee Stock Purchase Plan as of March 31, 2023:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders (1)	6,812,000	$6.09	1,133,221	(3)
Equity compensation plans not approved by stockholders (2)	1,386,881	$4.67	-
Total	8,198,881	$5.85	1,133,221

(1) Represents shares of common stock reserved for future issuance upon exercise of outstanding stock options under the 2013 BA Plan that were approved by our stockholders.

(2) Represents shares of common stock issuable upon exercise of outstanding stock options under the 2013 BA Plan that were not approved by our stockholders including 125,000 options issued as inducement awards.

(3) Represents 383,221 shares of common stock reserved for future issuance under the 2013 BA Plan and 750,000 shares of common stock reserved for future issuance under the 2021 Employee Stock Purchase Plan.

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

Since April 1, 2021, there were no transactions to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements that are described in the “Executive Compensation” and “Director Compensation” sections of this Annual Report .

Director Independence

Our Board of Directors has determined that each of Ron Bentsur, Erick Lucera, Yoori Lee, William Forbes and Robert F. Carey is independent within the meaning of Rule 5605(a)(2) of the Nasdaq Listing Rules and the rules and regulations promulgated by the SEC. In making its independence determinations, the Board of Directors sought to identify and analyze all of the facts and circumstances related to any relationship between a director, his immediate family and the Company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq rule referenced above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

In September 2022, Marcum LLP acquired certain assets of Friedman LLP, at which point the Company’s auditor became Marcum LLP. The aggregate fees billed for (i) the fiscal year ended March 31, 2022 for professional services rendered by Friedman LLP for the audit of our annual financial statements provided by Friedman LLP, and (ii) the fiscal year ended March 31, 2023 for professional services rendered in part by Friedman LLP and in part by Marcum LLP, in connection with statutory and regulatory filings or engagements for this fiscal period were as follows:

	Year Ended March 31, 2023	Year Ended March 31, 2022

Audit Fees	$267,580	$215,800
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$39,140	$-
Total	$306,720	$215,800

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

The Board of Directors has considered the nature and amount of fees billed by Marcum LLP and believes that the provision of services for activities unrelated to the audit, if any, is compatible with maintaining Marcum LLP’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

2. Finance Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated as of December 29, 2016, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 2.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 12, 2017, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 2.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

2.3	Merger Completion Certificate, dated as of December 29, 2016, by and among Red Maple Ltd. And Advance Inhalation (AIT) Ltd., filed as Exhibit 2.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., dated as of January 9, 2017, filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of AIT Therapeutics, Inc. filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of June 25, 2019, filed as Exhibit 3.3 to our Annual Report on Form 10-K filed with the SEC on June 28, 2019 and incorporated herein by reference.

3.4	Form of Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Beyond Air, Inc. (included in Appendix C to our Definitive Proxy Statement, as filed with the SEC on January 22, 2021 and incorporated herein by reference).

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2017 and incorporated herein by reference.

4.2	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on June 23, 2020 and incorporated herein by reference.

10.1	Amended and Restated Agreement for the Transfer and Assumption of Obligations Under the Securities Purchase and Registration Rights Agreements, dated as of January 12, 2017, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.2	Securities Purchase and Registration Rights Agreement, by and among Advanced Inhalation Therapies Ltd. And the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.3	License Agreement, dated as of November 1, 2011, by and between Advanced Inhalation Therapies Ltd. And The UBC, filed as Exhibit 10.10 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.4^	Non-Exclusive Patent License Agreement, dated as of October 22, 2013, by and between Advanced Inhalation Therapies Ltd. And SensorMedics Corporation, filed as Exhibit 10.9 to our Current Report on Form 8-K. as filed with the SEC on January 20, 2017 Registration Statement on Form S-1(File No. 333-216287), and incorporated herein by reference.

10.5	Option Agreement, dated as of August 31, 2015, by and between Advanced Inhalation Therapies Ltd. And Pulmonox Technologies Corporation, filed as Exhibit 10.13 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.6	Tenth Amendment to Option Agreement, dated as of December 31, 2016, by and between Advanced Inhalation Therapies Ltd. And Pulmonox Technologies Corporation, filed as Exhibit 10.14 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.7+	Executive Employment Agreement, dated as of June 30, 2018, by and between AIT Therapeutics Inc. and Steven Lisi, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2021 and incorporated herein by reference.

10.8+	Stock Purchase and Registration Rights Agreement, dated as of March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.9+	Stock Purchase and Registration Rights Agreement, dated as of March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.10+	Form of Subscription Agreement, dated as of March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.11	Securities Purchase Agreement, dated as of August 10, 2018, by and between AIT Therapeutics, Inc. and Lincoln Park Capital Fund, LLC., filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 13, 2018 and incorporated herein by reference.

10.12	Registration Rights Agreement, dated as of August 10, 2018, by and between AIT Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on August 13, 2018 and incorporated herein by reference.

10.14	Form of Subscription Agreement, dated as of June 3, 2019, by and among AIT Therapeutics, Inc. and the Purchasers party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 7, 2019 and incorporated herein by reference.

10.15*	License, Development and Commercialization Agreement, dated January 23, 2019, by and between AIT Therapeutics, Inc. and Circassia Limited, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on February 14, 2019 and incorporated herein by reference.

10.16	Settlement Agreement and Release, dated May 26, 2021, by and between Beyond Air, Inc. and Circassia Limited, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2021 and incorporated herein by reference.

10.17	Form of Purchase Agreement, dated as of December 10, 2019, by and among Beyond Air, Inc. and the U.S. Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2019 and incorporated herein by reference.

10.18	Form of Purchase Agreement, dated as of December 10, 2019, by and among Beyond Air, Inc. and the Foreign Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2019 and incorporated herein by reference.

10.19	Facility Agreement, dated as of March 17, 2020, by and among Beyond Air Ireland Limited and the Original Lenders party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

10.20	At-The-Market Equity Offering Sales Agreement, dated as of April 2, 2020, by and among Beyond Air, Inc., SunTrust Robinson Humphrey, Inc. and Oppenheimer & Co., filed as Exhibit 1.1 to our Current Report on Form 8-K, as filed with the SEC on April 3, 2020 and incorporated herein by reference.

10.21	At-The-Market Equity Offering Sales Agreement, dated as of February 4, 2022, by and among Beyond Air, Inc., Truist Securities, Inc., and Oppenheimer & Co. Inc., filed as Exhibit 1.1 to our Current Report on Form 8-K, as filed with the SEC on February 4, 2022 and incorporated herein by reference.

10.22	Purchase Agreement, dated as of May 14, 2020, by and between Beyond Air, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 20, 2020 and incorporated herein by reference.

10.23	Registration Rights Agreement, dated as of May 14, 2020, by and between Beyond Air, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020 and incorporated herein by reference.

10.24*	Supply Agreement, dated as of August 6, 2020, by and between Beyond Air, Inc. and Spartronics Watertown, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 12, 2020 and incorporated herein by reference.

10.25*	Manufacture and Supply Agreement, dated as of July 30, 2020, by and between Beyond Air, Inc. and Medisize Ireland Limited, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 18, 2020 and incorporated herein by reference.

10.26+	Beyond Air, Inc. Fifth Amended and Restated 2013 Equity Incentive Plan (included in Appendix A to our Definitive Proxy Statement filed on January 27, 2023 and incorporated herein by reference).

10.27+	Beyond Air, Inc. 2021 Employee Stock Purchase Plan, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on March 9, 2021 and incorporated herein by reference.

10.28+	Employment Agreement, dated as of April 24, 2020, by and between Beyond Air, Inc. and Michael Gaul, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 5, 2022 and incorporated herein by reference.

10.29+**	Employment Agreement, dated as of March 27, 2023, by and between Beyond Air, Inc. and Jeff Myers.

21.1**	List of subsidiaries of Beyond Air, Inc.

23.1**	Consent of Marcum LLP

23.2**	Consent of Friedman LLP

31.1***	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2***	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1***	Section 1350 Certification of Principal Executive Officer

32.2***	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: June 22, 2023

BEYOND AIR, INC.

By:	/s/ Steven Lisi
Steven Lisi Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Lisi	Chairman and Chief Executive Officer	June 22, 2023
Steven Lisi	(Principal Executive Officer)

/s/ Douglas Larson	Chief Financial Officer (Principal Financial	June 22, 2023
Douglas Larson	Officer and Principal Accounting Officer)

/s/ Amir Avniel	Chief Business Officer, President and Director	June 22, 2023
Amir Avniel

/s/ Erick Lucera	Director	June 22, 2023
Erick Lucera

/s/ Yoori Lee	Director	June 22, 2023
Yoori Lee

/s/ William Forbes	Director	June 22, 2023
William Forbes

/s/ Ron Bentsur	Director	June 22, 2023
Ron Bentsur

/s/ Robert Carey	Director	June 22, 2023
Robert Carey

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

To the Stockholders and Board of Directors of

Beyond Air, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Beyond Air, Inc. (the “Company”) as of March 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going concern – Assessing the probability of the Company’s ability to continue as a going concern

Critical Audit Matter Description	As described in Note 2 of the financial statements, the Company believes it has adequate cash on hand in addition to cash provided from debt and equity financings subsequent to March 31, 2023, which will provide sufficient liquidity to finance the operating activities of the Company at its current level of operations for at least the next twelve months from the issuance date of these financial statements. We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

How We Addressed the Matter in Our Audit	Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others; we reviewed the design and underlying factors relating to the preparation of forecasted information and considerations of the Company’s obligations; testing the reasonableness of the forecasted operating expenses, as well as the sources of cash used in management’s assessment as to whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, a sensitivity analysis, consideration of positive and negative evidence impacting management’s forecasts, and the Company’s financing arrangements in place as of the report date.

/s/ Marcum llp

We have served as the Company’s auditor since 2019 (such date considers the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

East Hanover, New Jersey

June 22, 2023

To the Board of Directors and

Stockholders of Beyond Air, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Beyond Air, Inc. and Subsidiaries (the “Company”) as of March 31, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for the year ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Friedman LLP

We have served as the Company’s auditor from 2019 through 2022

East Hanover, New Jersey

June 28, 2022

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2023	March 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$29,158	$80,242
Marketable securities	16,724	-
Restricted cash	10,129	9,988
Inventory, net	1,129	350
Grant receivable	420	322
Other current assets and prepaid expenses	1,850	2,044
Total current assets	59,410	92,945
Licensed right to use technology	1,632	1,837
Right-of-use lease assets	2,493	2,216
Property and equipment, net	5,003	1,995
Other assets	212	207
TOTAL ASSETS	$68,749	$99,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,016	$1,129
Accrued expenses	16,613	8,374
Operating lease liability, current portion	376	281
Loans payable, current portion	775	927
Total current liabilities	19,780	10,712

Operating lease liability, net	2,321	2,079
Long-term debt, net	120	200
Other long-term liabilities	4,500	8,000
Total liabilities	26,721	20,990

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 30,738,585 and 29,886,173 shares issued and outstanding as of March 31, 2023 and 2022, respectively	3	3
Treasury stock	(25)	(25)
Additional paid-in capital	217,339	196,269
Accumulated deficit	(179,455)	(123,639)
Accumulated other comprehensive income	53	96
Total stockholders’ equity attributable to Beyond Air, Inc.	37,915	72,704
Non-Controlling Interests	4,113	5,505
Total equity	42,028	78,209
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,749	$99,199

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except share data)

	Year Ended March 31, 2023	Year Ended March 31, 2022

Revenue	$-	$-

Cost of revenue	(555)	-

Gross loss	(555)	-

Operating expenses
Research and development	(16,810)	(11,802)
General and administrative	(34,694)	(18,408)
Milestone expenses incurred upon regulatory approval	-	(10,500)
Total operating expenses	(51,504)	(40,710)

Loss from operations	$(52,059)	$(40,710)

Other income (expense)
Estimated contingent loss	(7,863)	(2,435)
Dividend and interest income	656	4
Interest and finance expense	(30)	(775)
Foreign exchange loss	(105)	(144)
Total other loss / expense	(7,342)	(3,350)

Net loss before income taxes	(59,401)	(44,060)

Provision for income taxes	-	-

Net loss	$(59,401)	$(44,060)

Less: net loss attributable to non-controlling interests	(3,585)	(882)

Net loss attributable to Beyond Air, Inc.	$(55,816)	$(43,177)

Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	(43)	96

Comprehensive loss attributable to Beyond Air, Inc.	$(55,859)	$(43,081)

Net basic and diluted loss per share attributable to Beyond Air, Inc	$(1.86)	$(1.68)

Weighted average number of shares of common stock outstanding – basic and diluted	29,973,639	25,668,230

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED MARCH 31, 2022

(in thousands except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2021	21,828,244	$2	$(25)	$110,948	$(80,462)	$-	$-	$30,464
Issuance of common stock – At The Market equity offering	4,053,424	-		36,489				36,489
Issuance of common stock pursuant to a Purchase Agreement, net	1,100,000	-		11,138				11,138
Issuance of common stock upon the exercise of warrants – for cash	1,630,002	-		251				251
Issuance of common stock upon excise of warrants – cashless	894,823	-		-				-
Issuance of common stock upon exercise of options – for cash	55,875	-		5,966				5,966
Issuance of common stock upon exercise of options – cashless	121,205	-		-				-
Vested restricted stock	202,600	-		-				-
Beyond Cancer issuance of stock				24,000			6,000	30,000
Net recovery of short swing profits	-	-		33				33
Stock-based compensation	-	-		7,444			387	7,831
Other comprehensive income						96		96
Net loss	-	-		-	(43,177)		(882)	(44,060)
Balance as of March 31, 2022	29,886,173	$3	$(25)	$196,269	$(123,639)	$96	$5,505	$78,209

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED MARCH 31, 2023

(in thousands except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2022	29,886,173	$3	$(25)	$196,269	$(123,639)	$96	$5,505	$78,209
Issuance of common stock – At The Market equity offering	572,078	-	-	3,705				3,705
Issuance of common stock upon exercise of options – cashless	5,734	-	-	-	-	-	-	-
Vested restricted stock	274,600	-	-	-	-	-	-	-
Stock-based compensation	-	-		17,365	-	-	2,194	19,559
Other comprehensive loss						(43)		(43)
Net loss	-	-			(55,816)	-	(3,585)	(59,401)
Balance as of March 31, 2023	30,738,585	$3	$(25)	$217,339	$(179,455)	$53	$4,113	$42,028

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except share data)

	For The Year Ended March 31, 2023	For The Year Ended March 31, 2022
Cash flows from operating activities
Net loss	$(59,401)	$(44,060)
Adjustments to reconcile net loss used in provided by operating activities
Depreciation	634	314
Stock-based compensation	19,558	7,831
Amortization of debt discount and accretion of debt issuance costs	-	528
Amortization of licensed right to use technology	205	38
Amortization of operating lease assets	331	236
Unrealized gain on marketable securities	(12)	-
Foreign currency adjustments	-	144
Disposal of clinical and medical equipment	235	-
Provision for inventory losses	49	-
Changes in:
Grant receivable	(98)	103
Inventory	(781)	-
Other current assets and prepaid expenses	918	(816)
Accounts payable	838	(327)
Accrued expenses	4,791	4,874
Operating lease liabilities	(275)	-
Long-term accrued liabilities	-	8,000
Net cash used in operating activities	(33,009)	(23,134)
Cash flows from investing activities
Purchase of marketable securities	(35,656)	-
Proceeds from sale of marketable securities	18,945	-
Security deposits made on operating leases	1	(69)
Purchase of property and equipment	(3,877)	(1,380)
Net cash used in investing activities	(20,587)	(1,450)
Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings	3,705	36,489
Proceeds from issuance of common stock through exercise of warrants	-	5,966
Proceeds from issuance of common stock through exercise of stock options	-	251
Proceeds from the sale of common stock of Beyond Cancer	-	25,200
Proceeds from issuance of common stock in connection with a purchase agreement	-	11,138
Proceeds from the net recovery of short-swing profits from related parties	-	33
Proceeds from loan	-	1,029
Payment of loan	(1,009)	(658)
Net cash provided by financing activities	2,696	79,450
Effect of exchange rate changes on cash and cash equivalents	(43)	96

Increase (decrease) in cash, cash equivalents and restricted cash	(50,944)	54,962
Cash, cash equivalents and restricted cash at beginning of year	90,230	35,268
Cash, cash equivalents and restricted cash at end of year	$39,287	$90,230
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use lease assets	$609	$693
Operating lease liability	$609	$693
Accelerated amortization of debt discount costs on retirement of debt	$-	$390
Increase in Licensed Right to Use Technology from NitricGen agreement	$-	$1,500
NitricGen accrued liability due to FDA approval	$-	$1,500
Supplemental disclosure of cash flow items:
Interest paid	$36	$340
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND BUSINESS

Beyond Air, Inc. (together with its subsidiaries, “Beyond Air” or the “Company”) was incorporated on April 28, 2015 under Delaware law. On June 25, 2019, the Company’s name was changed to Beyond Air, Inc. from AIT Therapeutics, Inc.

The Company is a commercial stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. The Company’s first device, LungFit® PH (“LungFit® PH”) received premarket approval (“PMA”) approval from the U.S. Food and Drug Administration (“FDA”) in June 2022. The NO generated by the LungFit® PH system is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. This condition is commonly referred to as persistent pulmonary hypertension of the newborn or “PPHN”. The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. In July 2022, the Company commenced marketing LungFit® PH in the United States for PPHN as a medical device.

LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, the Company believes that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s other areas of focus with the LungFit® platform beyond PPHN are viral community-acquired pneumonia (“VCAP”) including COVID-19, bronchiolitis (“BRO”), nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”).

With Beyond Air’s focus on NO and its effect on the human condition, the Company has two additional programs that do not utilize the LungFit® system. Through the Company’s majority-owned affiliate Beyond Cancer, Ltd. (“Beyond Cancer”) NO is used to target solid tumors. The LungFit® platform is not utilized for the solid tumor indication due to need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that can safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program has advanced to a phase 1 human study.

On November 4, 2021, Beyond Air reorganized its oncology business into a new private company called Beyond Cancer. Beyond Air’s preclinical oncology team and the exclusive right to the intellectual property portfolio utilizing ultra-high concentration of gaseous nitric oxide (“UNO”) for the treatment of solid tumors now reside with Beyond Cancer. The new subsidiary secured $30 million in private placement of common shares, including $4.8 million in conjunction with the retirement of long-term debt, providing investors with 20% equity ownership in Beyond Cancer. Beyond Air retained 80% ownership in Beyond Cancer (see Note 16).

The second program which does not utilize the LungFit® platform partially inhibits neuronal nitric oxide synthase (nNOS) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (ASD). On June 15, 2023, the Company announced that it has entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. to acquire the commercial rights for neuronal nitric oxide synthase (nNOS) inhibitors being developed for the treatment of autism spectrum disorder (ASD) and other neurological conditions. Currently, there are no FDA approved therapies specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air will make payments to the University over the next two years for pre-clinical work. Also, the Company will pay a low single digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones. The Company expects this program to progress from pre-clinical to phase 1 human study by early 2025.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and the accounts of all of the Company’s subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. As the Company has both the power to direct activities of Beyond Cancer that most significantly impact Beyond Cancer’s economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations is reported as “non-controlling interest” on the Company’s consolidated balance sheets and as “net loss attributable to non-controlling interest” in the Company’s consolidated statements of operations and comprehensive loss. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could significantly differ from those estimates. On an ongoing basis, the Company evaluates its significant estimates and assumptions including expense recognition and accrual assumptions under consulting and clinical trial agreements, stock-based compensation, impairment assessments, accounting for licensed rights to use technologies and other long-lived assets, contingency recognition and accruals and the determination of valuation allowance requirements on deferred tax attributes.

Liquidity Risks and Uncertainties

The Company used cash in operating activities of $33.0 million for the year ended March 31, 2023, and has accumulated deficit attributable to the stockholders of Beyond Air of $179.5 million. The Company had cash and cash equivalents and marketable securities of $45.9 million as of March 31, 2023. Based on management’s current business plan, after taking into consideration the proceeds received from the debt financing subsequent to the end of the fiscal year, the Company estimates that its cash and liquidity is sufficient to finance its operating requirements for at least one year from the date these consolidated financial statements were filed.

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

The Company entered into an At-The-Market Offering Sales Agreement, dated February 4, 2022 (the “2022 ATM”) for $50 million (see Note 5). The Company has $46.3 million available under this agreement as of March 31, 2023.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents, Short-Term Investments and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase and an investment in a U.S. government money market fund to be cash equivalents. The Company maintains its cash and cash equivalents in highly rated financial institutions in Australia, Israel, Ireland and the U.S., the balances of which, at times, may exceed federally insured limits.

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

As of March 31, 2023 and March 31, 2022, restricted cash included approximately $2.5 million and $2.6 million designated for a contract manufacturer, respectively. This cash is expected to be used for materials and parts that require long lead times. As of March 31, 2023 and March 31, 2022, restricted cash included $7.4 million for a supersedeas bond held as collateral pending the outcome of the appeal on the Empery lawsuit. Subsequent to March 31, 2023, restricted cash declined by $7.4 million as the bond was released in satisfaction of judgement in April 2023 (see Note 15).

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type and restricted cash as shown on the Company’s consolidated statements of cash flows for:

(in thousands)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$29,158	$80,242
Restricted cash	10,129	9,988
Total cash, cash equivalents and restricted cash	$39,287	$90,230
Marketable securities:
Marketable debt securities
Corporate debt securities	1,597	-
U.S. government securities	1,013	-
Mutual fund (Ultra-Short-Term Income)	14,114	-
Total marketable securities	16,724	-

Total cash, cash equivalents, marketable securities and restricted cash	$56,011	$90,230

The following table summarizes our short-term marketable securities with unrealized gains and losses as of March 31, 2023 aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains and (Losses)
Corporate debt securities	1,597	2
US government securities	1,013	10
Mutual fund (Ultra-Short-Term Income)	14,114	-
Total short-term marketable securities	$16,724	$12

All marketable securities are A- or higher rated. No marketable securities have maturities greater than 12 months. All investments are level 1 investments.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company will be required to use judgment to determine (a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract (b) the transaction price under step (iii) above and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of the transaction price in step (iv) above. The Company will also be required to use judgment to determine whether variable consideration should be included in the transaction price. The transaction price is allocated to each performance obligation on an estimated stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under contract are satisfied.

Inventories

Raw materials, work in progress and finished goods are stated at the lower of cost or net realizable value. Cost comprises direct materials, third-party manufacturing costs and shipping costs incurred to deliver goods to the Company’s central warehouse location.

Costs are assigned to individual items of inventory on the basis of weighted average costs. Inventory items are tracked by batch/lot number for specific identification whenever possible. The Company uses judgement to determine the proportion of inventory items held which will be provided to a hospital as part of its service delivery versus the inventory items that will be provided free of charge on hospital evaluations. Inventory items held for hospital evaluations have no realizable value.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of March 31, 2023 and March 31, 2022 in accordance with ASC 842, Leases. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

Segment Reporting

Commencing with the creation of Beyond Cancer in November 2021 (see Note 16), the Company’s operations became classified into two segments, Beyond Air and Beyond Cancer. Each segment has its own Management team, Board of Directors, Corporate Officers and legal entities. As of March 31, 2023, Beyond Air, Inc. owns 80% of the common stock of Beyond Cancer. The segment reporting is based on the manner in which the Company’s CEO as chief operating decision maker assesses performance and allocates resources across the organization. The Beyond Air segment includes unallocated corporate expenses associated with the public company fees as well as all corporate related assets and liabilities.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development expenses are charged to the consolidated statements of operations as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. During the years ended March 31, 2023, and March 31, 2022, the Company received $0.5 million and $0, respectively, in AU Tax Rebates.

Foreign Exchange Transactions

The Company’s subsidiaries transact in U.S. dollars, Euros, New Israeli Shekels and Australian dollars. The Company’s main operations are in the United States and the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. The Company translated its non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Gains or losses from foreign currency transactions are included in other income (expense) in the Consolidated Statements of operations as foreign currency exchange gain/(loss).

In consolidating international subsidiaries, balance sheet currency effects are recorded as a component of accumulated other comprehensive income. The accumulated other comprehensive income account includes the cumulative results of translating certain balance sheet assets and liabilities at current exchange rates and some accounts at historical rates. For the year ended March 31, 2023, the Company recorded a loss of $43 thousand in accumulated other comprehensive income.

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Fair value for restricted stock unit awards is valued using the closing price of the Company’s common stock on the date of grant. The grant date fair value is recognized over the requisite service period during which an employee and non-employee is required to provide service in exchange for the award, using the accelerated method with each tranche being expensed over its vesting period. The grant date fair value of employee and non-employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. Starting in 2023, Beyond Air used its own historical volatility as an input for expected volatility, but due to the Beyond Cancer’s lack of marketability, the Company utilizes the implied volatility based on an aggregate of guideline companies for expected volatility. The Company uses the simplified method to estimate the expected term.

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

The expected amortization expense for the next five years and thereafter is as follows for the year ended March 31 (in thousands):

2024	$205
2025	205
2026	205
2027	205
2028	205
Thereafter	607
Total	$1,632

Long-Lived Assets

The Company assesses the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers as potential triggers of an impairment review include the following:

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2023, the Company recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more-likely-than-not threshold.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of March 31, 2023, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet, statement of operations or comprehensive loss if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

Net Income (Loss) Per Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to Beyond Air, Inc., by the weighted average number of shares of common stock outstanding for the period. The dilutive effect of outstanding options, warrants, restricted stock and other stock-based compensation awards is reflected in diluted net loss per share by application of the treasury stock method. The calculation of diluted net loss attributed to common stockholders per share excludes all anti-dilutive shares of common stock. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because such shares of common stock are not assumed to have been issued if their effect is anti-dilutive, see Note 9.

Recently Issued Accounting Standards Adopted

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, “Financial Instruments – Credit Losses (Topic 326)”, which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments became effective for the Company for interim and annual periods for the fiscal period ending December 31, 2022. ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	March 31, 2023	March 31, 2022

Clinical and medical equipment	$1,365	$1,682
Equipment deployable as part of a service offering	3,027	-
Computer equipment	779	364
Furniture and fixtures	505	311
Leasehold improvements	581	404

	6,256	2,762
Accumulated depreciation and amortization	(1,254)	(767)
	$5,003	$1,995

Depreciation and amortization expense for the years ended March 31, 2023 and March 31, 2022 was $634 thousand and $314 thousand, respectively. In the year ended March 31, 2023, upon retirement of clinical equipment determined to have no remaining useful life, $382 thousand of clinical equipment was removed less $147 thousand of accumulated depreciation and the charge was recorded in R&D in the accompanying consolidated statement of operations.

NOTE 5 STOCKHOLDERS’ EQUITY

On April 2, 2020, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “2020 ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the sales agreement. When shares of the Company’s common stock were sold, there was a 3% fee paid to the sales agent. For the year ended March 31, 2022, the Company received net proceeds of $36.5 million from the sale of 4,053,424 shares of the Company’s common stock. There were no remaining funds available under the 2020 ATM as of March 31, 2022.

On May 14, 2020, the Company entered into the Stock Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”) (the “New Stock Purchase Agreement”), which provides for the issuance of up to $40 million of its common stock which the Company may sell from time to time in its sole discretion to LPC over 36 months, provided that the closing price of the Company’s common stock is not below $0.25 per share and subject to certain other conditions and limitations set forth in the New Stock Purchase Agreement. For the twelve months ended March 31, 2022, the Company received net proceeds of $11.1 million from the sale of 1,100,000 shares of common stock. No proceeds were received in the twelve months ended March 31, 2023. The New Stock Purchase Agreement expired on May 14, 2023 and no additional proceeds had been received prior to that date.

On February 4, 2022, the Company entered into a new At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co, Inc. (the “2022 ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the 2022 ATM. If shares of the Company’s common stock are sold, there is a 3% fee paid to the sales agent.

For the twelve months ended March 31, 2023, the Company received net proceeds of $3.7 million from the sale of 572,078 shares of common stock. There were no proceeds received from the 2022 ATM in the twelve months ended March 31, 2022. As of March 31, 2023, there were $46.3 million in funds available under the 2022 ATM.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

Stock Option Plans

The Company’s Fifth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. On January 9, 2023, the Company’s Board of Directors approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 3,000,000, which was approved by the Company’s stockholders at the 2023 annual stockholder meeting on March 9, 2023. The 2013 BA Plan has 10,600,000 shares authorized for issuance. As of March 31, 2023, 383,221 shares were available under the 2013 BA Plan.

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the years ended March 31, 2023 and March 31, 2022 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of March 31, 2021	554,200	$5.07
Granted	615,000	8.37
Vested	(202,600)	6.32
Forfeited	(17,000)	5.23
Unvested as of March 31, 2022	949,600	$6.92
Granted	434,500	6.27
Vested	(274,600)	6.50
Forfeited	(8,400)	5.06
Unvested as of March 31, 2023	1,101,100	$6.78

Stock-based compensation expense related to these grants for the years ended March 31, 2023 and March 31, 2022 was $2.4 million and $1.7 million, respectively.

As of March 31, 2023, the Company had unrecognized stock-based compensation expense for the restricted stock unit awards in the 2013 BA Plan of approximately $5.0 million which is expected to be expensed over the weighted average remaining service period of 2.1 years. For the years ended March 31, 2023 and March 31, 2022, the weighted average fair value of options granted was $6.27 and $8.37 per share, respectively.

As of March 31, 2023, all vested shares had been issued.

Stock Options

The vesting terms of the options issued under the 2013 BA Plan are generally four years and expire ten years from the grant date.

A summary of the change in stock options for the years ended March 31, 2023 and March 31, 2022 is as follows:

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2021	4,195,097	$4.91	8.4	$2,609
Granted	1,673,500	7.14
Exercise	(259,904)	4.97
Forfeited	(100,062)	5.11
Options outstanding as of March 31, 2022	5,508,631	$5.60	8.1	$6,831
Granted	2,805,500	6.32
Exercise	(15,000)	5.21
Forfeited	(100,250)	6.38
Outstanding as of March 31, 2023	8,198,881	$5.83	8.4	$8,306
Exercisable as of March 31, 2023	3,481,943	$5.85	6.4	$6,110

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer Ltd.’s common stock. The vesting terms of the options issued under the 2021 BC Plan are generally four years and they expire ten years from the grant date. On November 3, 2022, the Company’s Board of Directors approved an amendment to reserve for issuance an additional 2,000,000 shares of common stock. The 2021 BC Plan has 4,000,000 shares authorized for issuance. As of March 31, 2023, 183,000 shares were available under the 2021 BC Plan.

A summary of the change in stock options for Beyond Cancer for the years ended March 31, 2023 and March 31, 2022 is as follows:

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2021	-	$-	-	$-
Granted	1,763,500	2.76
Options outstanding as of March 31, 2022	1,763,500	$2.76	9.3	$12,768
Granted	2,076,500	3.01
Exercised	-	-	-
Forfeited	(23,000)	5.91	-
Outstanding as of March 31, 2023	3,817,000	$2.88	9.2	$23,486
Exercisable as of March 31, 2023	457,375	$3.08	8.8	$2,728

As of March 31, 2023, the Company had unrecognized stock-based compensation expense for the stock options in the 2013 BA Plan of approximately $17.5 million which is expected to be expensed over the weighted average remaining service period of 2.1 years. For the years ended March 31, 2023 and March 31, 2022, the weighted average fair value of options granted was $4.68 and $5.58 per share, respectively.

As of March 31, 2023, The Company had unrecognized stock-based compensation expense for the stock options in the 2021 BC Plan of approximately $20.2 million which is expected to be expensed over the weighted average remaining service period of 2.0 years. For the years ended March 31, 2023 and March 31, 2022, the weighted average fair value of options granted was $8.32 and $9.08 per share, respectively.

The following was utilized to calculate the fair value of options on the date of grant:

	March 31, 2023	March 31, 2022
Risk -free interest rate	2.5% - 4.3%	0.9% - 2.2%
Expected volatility (Beyond Air)	82.8% - 96.1%	89.3 – 91.1%
Expected volatility (Beyond Cancer)	103.0% - 107.9%	101.8% - 103.1%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The Company determined the fair value per share of Beyond Cancer’s common stock to be $9.00 and $10.00 in fiscal year 2023 and 2022 based on a third-party valuation. See Note 16.

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock for the years ended March 31, 2023 and March 31, 2022, in thousands:

	Year Ended
	March 31,
	2023	2022

Research and development	$4,181	$1,820
General and administrative	15,378	6,011

Total stock-based compensation expense	$19,558	$7,831

ESPP

On March 4, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to encourage and to enable eligible employees of the Company, through after-tax payroll deductions, to acquire proprietary interests in the Company through the purchase and ownership of shares of Stock. The ESPP is intended to benefit the Company and its stockholders by (a) incentivizing participants to contribute to the success of the Company and to operate and manage the Company’s business in a manner that will provide for the Company’s long-term growth and profitability and that will benefit its stockholders and other important stakeholders and (b) encouraging participants to remain in the employ of the Company. As of March 31, 2023 and March 31, 2022, no shares were issued under the ESPP.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 STOCKHOLDERS’ EQUITY (continued)

Warrants

A summary of the Company’s outstanding warrants as of March 31, 2023 are as follows:

Warrant Holders	Number Of Warrants	Exercise Price	Intrinsic Value (thousands)	Date of Expiration
Third-party license agreement	208,333	$4.80	$406	January 2024
March 2020 loan (see Note 12)	172,187	$7.26	-	March 2025
NitricGen Agreement	80,000	$6.90	-	January 2028
Total	460,520	$6.08	$406

For the years ended March 31, 2023 and March 31, 2022, 0 and 1,630,002 warrants were exercised into common shares from the proceeds of $0 and $6.0 million, respectively. For the years ended March 31, 2023 and 2022, warrant holders exercised 0 and 1,358,896 warrant shares on a cashless basis for 0 and 894,823 shares of common stock, respectively.

NOTE 6 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses is as follows (in thousands):

	March 31, 2023	March 31, 2022
Research and development	$128	$216
Insurance	908	1,037
Value added tax receivable	231	282
Demonstration materials	245	-
Other	337	508
Total	$1,850	$2,044

NOTE 7 ACCRUED EXPENSES

A summary of the accrued expenses is as follows (in thousands):

	March 31, 2023	March 31, 2022
Research and development	$426	$1,006
Professional fees	1,221	442
Employee salaries and benefits	985	409
Contingent litigation and settlements (Note 15)	10,298	2,435
Circassia settlement – current portion (Note 10)	3,500	2,500
NitricGen agreement (Note 15)	-	1,500
Other	184	82
Total short-term accrued expenses	$16,613	$8,374

Circassia settlement - long-term portion (Note 10)	$4,500	$8,000
Total other long-term liabilities	$4,500	$8,000

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 LEASES

Lessees are required to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and provide disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. During the year ended March 31, 2023, the Company entered into one new lease and two lease extensions, which resulted in the recognition of operating lease liabilities and right-of-use assets of same amount of $609 thousand. The right-of use assets and operating lease liability are as follows (in thousands):

	March 31, 2023	March 31, 2022

Right-of-use assets	$2,493	$2,216

Operating lease liability short-term	$376	$281
Operating lease liability long-term	2,321	2,079
Total	$2,697	$2,361

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued rent. The interest rate implicit in the Company’s leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative and research development expenses. The Company has other operating lease agreements with commitments of less than one year or that are not significant. The Company elected the practical expedient option and as such these lease payments are expensed as incurred. For the year ended March 31, 2023, the Company recognized $0.5 million of lease expense in general and administrative costs and $0.1 million in research and development. For the year ended March 31, 2022, the Company recognized $0.5 million of lease expense in general and administrative costs and $0.1 million in research and development.

Other Information For The Year Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid	$500
Right-of-use assets obtained in exchange for new operating lease liabilities:
Weighted-average remaining lease term — operating leases	6.5
Weighted-average discount rate — operating leases	8.5%

Maturity of Lease Liabilities	Operating Leases
Payments remaining for the year ended March 31:
2024	$582
2025	593
2026	551
2027	452
2028	404
Thereafter	916
Total lease payments	3,497
Less: interest	(800)
Present value of lease liabilities	$2,697

NOTE 9 BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common stockholders of Beyond Air, Inc. because their effect would have been anti-dilutive for the periods presented:

	March 31, 2023	March 31, 2022

Common stock warrants	460,520	460,520
Common stock options	8,198,881	5,508,631
Restricted shares	1,101,100	949,600

Total	9,760,501	6,918,751

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 CIRCASSIA AGREEMENT

On January 23, 2019, the Company entered into an agreement for commercial rights (the “Circassia Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the Circassia Agreement.

On May 25, 2021, the Company and Circassia entered into a Settlement Agreement resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments, the first payment of $2.5 million was triggered upon FDA approval (fixing the “Initial Payment Due Date” at July 28, 2022). Thereafter, the Company will pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6 million. $2.5 million was paid to Circassia Limited in July 2022 and $8.0 million remains as an accrued liability as of March 31, 2023. $3.5 million will be paid in July 2023 and the final $4.5 million will be paid in July 2024.

NOTE 11 GRANT COLLABORATON AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.2 million from the CFF to advance the clinical development of high concentration NO for the treatment of NTM pulmonary disease, which disproportionally affects Cystic Fibrosis patients. Under the terms of the agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot study. The grant provides milestones based upon achieving performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The royalties are capped at four times the grant actually paid to the Company. For the years ended March 31, 2023 and March 31, 2022, the Company recorded $0.5 million and $0.7 million as a reduction to R&D expense, respectively. A total of $1.7 million has been recognized as a reduction of R&D costs from this grant to date. Since the beginning of the pilot study, the Company has received milestone payments totaling $1.3 million and accrued an additional $0.4 million as a grant receivable as of March 31, 2023.

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

A lender who is an over 5% stockholder of the Company loaned the Company $3.2 million of the first tranche and, as such, related party interest expense for the twelve months ended March 31, 2022 was $206 thousand (not including amortization of debt discount and deferred offering costs), respectively. See Note 17.

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

Maturity of Term Loan (thousands)	March 31, 2023

2024	$80
2025	120
Total	$200

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 LOAN PAYABLE

As of March 31, 2023 and March 31, 2022 in connection with the Company’s insurance policy, a loan was used to finance part of the premium. The details concerning the loan are as follows:

	March 31, 2023	March 31, 2022

Amount outstanding	$695	$927
Monthly payments	$88	$104
Number of monthly payments remaining	8	10
Interest rate	4.85%	1.3%
Due date	November 2023	December 2022

NOTE 14 INCOME TAXES

As of March 31, 2023, the Company has approximately $86.4 million, $18.1 million, $3.4 million and $0.9 million of net operating losses (NOL) carryforwards for U.S. federal, Israeli, Irish and Cypriot tax purposes, respectively. The U.S. federal NOL carryforwards of approximately $1.4 million, which were generated prior to March 2018 expire through 2037. The NOL of approximately $85.0 million can be carried forward indefinitely but limited to offset 80% of taxable income. The entire NOL for Israel, Ireland and Australia can be carried forward indefinitely. The Company also has state NOL carryforwards in the amount of approximately $82.3 million expiring during the years from 2036 to 2042. The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a gross deferred tax asset of $8.0 million.

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

The components of net loss before the provision for income taxes are as follows (in thousands):

	For the Year Ended March 31, 2023	For the Year Ended March 31, 2022
Domestic	$(49,720)	$(39,148)
Foreign	(9,681)	(4,912)
Total	$(59,401)	$(44,060)

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 INCOME TAXES (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	March 31, 2023	March 31, 2022
Net operating loss carryforward	$28,240	$22,952
Research and development tax credits	1,624	1,226
Research and development tax credit capitalization	2,158
Other	23	(162)
Depreciation	(1,228)	-
Stock-based compensation	6,731	3,268
Capital loss carryforward	1,559	1,559
Reserves and Accruals	5,291	3,580
Right-of-use asset	(484)	(464)
Lease liability	524	495

Net deferred tax	44,438	32,454
Valuation allowance	(44,438)	(32,454)
Net deferred tax asset	$-	$-

A reconciliation of income tax expense calculated at the federal enacted statutory rate of 21% is as follows:

	March 31, 2023	March 31, 2022
Federal income tax at statutory rate	(21.00)%	(21.00)%
State income tax, net of federal benefit	(4.35)	(6.21)
Permanent items	0.08	(0.86)
Change in valuation allowance	20.17	29.31
Research and development tax credits	(0.67)	(0.65)
Foreign tax rate differential	2.81	0.00
Other	2.96	(0.59)
Effective income tax expense rate	0.00%	0.00%

NOTE 15 COMMITMENTS AND CONTINGENCIES

License Agreements

In August 2015, BA Ltd. entered into an Option Agreement (the “Option Agreement”) with Pulmonox whereby BA Ltd. acquired the option (the “Option”) to purchase certain intellectual property assets and rights. On January 13, 2017, the Company exercised the Option and paid $500 thousand to Pulmonox. The Company becomes obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which the Company receive regulatory approval for the commercial sale of the first product candidate qualifying under the Option Agreement. These milestone payments are capped at a total of $87 million across three separate and distinct indications that fall under the agreement, with the majority of them, approximately $83 million, being sales-related based on cumulative sales milestones for each of the three products. The Company is not currently developing any qualifying products.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 COMMITMENTS AND CONTINGENCIES (continued)

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $100 thousand upon the execution of the NitricGen Agreement, $100 thousand upon achieving the next milestone, accrued $1.5 million in March 2022 (which was paid in January 2023, six months after approval of the LungFit® by the FDA) and issued 100,000 warrants to purchase the Company’s common stock valued at $295 thousand upon executing the NitricGen Agreement. The remaining future milestone payments are $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides twelve months’ notice of intent not to renew. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of March 31, 2023 was approximately $4.8 million with this supplier.

Contingencies

On March 23, 2023, the Supreme Court of the State of New York, Appellate Division, First Judicial Department (the “Appellate Court”), rendered its opinion in Empery Asset Master, Ltd., et. al. vs. AIT Therapeutics, Inc. (the “Empery Suit”). The Appellate Court opinion affirmed the judgment by the Supreme Court of the State of New York against the Company. In connection with the appeal, the Company had used approximately $7.4 million of cash as collateral to secure a supersedeas bond for the full amount of damages and interest in case it was unsuccessful in its appeal. The Company accrued a total of $7.6 million for damages and interest as of March 31, 2023. As a subsequent event to the fiscal year ended March 31, 2023, the Company paid a total of $7.6 million including damages and interest in satisfaction of judgment.

On December 28, 2021 Hudson Bay Master Fund (“Hudson”) filed a lawsuit against the Company related to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering. Hudson’s complaint alleges breach of contract and that Hudson is entitled to damages estimated at approximately $2.6 million as a result of certain adjustments to the exercise price and number of warrant shares issuable following a February 2018 financing transaction. The Company accrued a total of $2.7 million as of March 31, 2023, reflecting management’s estimate of most likely outcome of the lawsuit.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 BEYOND CANCER VARIABLE INTEREST ENTITY

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

The carrying amount of net assets of the VIE included in the consolidated financial statements, after the elimination of intercompany balances and transactions, was $20.6 million (including $20.5 million of cash) at March 31, 2023, compared with $27.5 million (including $27.7 million of cash) at March 31, 2022. Beyond Cancer generated $17.9 million of losses (before elimination of intercompany amounts) for the year ended March 31, 2023. The Company’s attributed losses as the primary beneficiary was proportional to its equity interest in Beyond Cancer (80%) for the year ended March 31, 2023.

The following table summarizes segment financial information by business segment for the year ended and at March 31, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents and marketable securities	$25,388	$20,494	$45,882
All other assets	22,310	557	22,867
Total assets	$47,699	$21,051	$68,749
Total liabilities	(26,201)	(520)	(26,721)
Net assets	$21,498	$20,530	$42,028
Non-controlling interests	$-	$4,113	$4,113

(in thousands)
Net loss for the year ended March 31, 2023	$(41,475)	$(17,927)	$(59,401)
Operating activities included in net loss:
Depreciation and amortization	$1,107	$63	$1,170
Stock-based compensation expense	$8,590	$10,969	$19,559

Cash used in operations	$(25,864)	$(7,145)	$(33,009)
Cash used in investing	(20,482)	(106)	(20,587)
Cash from financing	2,696	-	2,696
Impact of exchange rates	(2)	(42)	(43)
Net change for the period	$(43,651)	$(7,292)	$(50,944)

The following table summarizes segment financial information by business segment for the year ended and at March 31, 2022:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash and cash equivalents	$52,515	$27,727	$80,242
All other assets	18,674	283	18,957
Total assets	$71,189	$28,010	$99,199
Total liabilities	(20,505)	(485)	(20,990)
Net assets	$50,684	$27,525	$78,209
Non-controlling interests	$-	$5,505	$5,505

(in thousands)
Net loss for the year ended March 31, 2022	$(39,150)	$(4,910)	$(44,060)
Operating activities included in net loss:
Depreciation and amortization	$312	$2	$314
Stock-based compensation expense	$5,813	$2,018	$7,831

Cash used in operations	$(20,975)	$(2,159)	$(23,134)
Cash used in investing	(1,334)	(116)	(1,450)
Cash from financing	49,450	30,000	79,450
Impact of exchange rates	96	-	96
Net change for the period	$27,171	$27,792	$54,962

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 RELATED PARTY TRANSACTIONS

In March 2020, as part of the first tranche of the Facility Agreement, a lender who is an over 5% stockholder of the Company loaned the Company $3.2 million and, as such, related party interest expense for the year ended March 31, 2022 was $0.2 million. See Note 12.

Members of the Board of Directors of Beyond Air who are also members of the Board of Directors of Beyond Cancer, and their families, are considered related parties to this transaction. Related parties invested $1.1 million in the Offering in November 2021. See Note 16.

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

There were no related party transactions in the fiscal year ended March 31, 2023.

NOTE 18 SUBSEQENT EVENTS

On April 12, 2023 the Company paid $7.6 million in satisfaction of judgment on the Empery lawsuit, including releasing the funds on the supersedeas bond that had been recorded as restricted cash as of March 31, 2023.

On June 15, 2023 (the “Closing Date”), The Company entered into a Loan and Security Agreement (the “Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). Also on June 15, 2023, the Company entered into a Supplement to the Agreement (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders. The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $40 million, with (i) $17.5 million advanced on the Closing Date (“Tranche 1”), (ii) up to $10 million which may be advanced upon the request of the Company between April 1, 2024 and September 30, 2024, subject to the Company having achieved total revenue derived from the sale of LungFit® PH (other than licensing revenue) (“Product Revenue”) for the three-month period prior to funding of not less than 85% of projected Product Revenue for such period (“Tranche 2”), and (iii) up to $12.5 million which may be advanced after April 1, 2024 (the “Discretionary Tranche”), subject to (a) the Agent and Lenders having received investment committee approval and (b) the Company and Lenders having mutually agreed to draw and fund, respectively, such amount. The Loans are due and payable on June 1, 2027 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months contingent upon the Company’s achievement of at least $40 million of Product Revenue in the fiscal year ending March 31, 2025 and whether the Company has fully drawn Tranche 2. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. The Company may, subject to certain parameters, voluntarily prepay the Loans, in whole or in part, at any time. If prepayment occurs on or before the one-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 3.00%; if prepayment occurs after the one-year anniversary of the Closing Date and on or before the two-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 2.00%; if prepayment occurs after the two-year anniversary and on or before the three-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.50%; and if prepayment occurs after the three-year anniversary of the Closing Date and before the Maturity Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.00%. A final payment fee of 3.50% of the principal amount of the Tranche 1 and Tranche 2 Loans is also due upon the Maturity Date or any earlier date of prepayment (in the case of any partial prepayment, solely with respect to the principal amount being prepaid). The Loans are guaranteed by the Company’s subsidiaries, Beyond Air Ltd. and Beyond Air Ireland Limited, and certain of the Company’s future subsidiaries (collectively, the “Guarantors”). The Company’s obligations under the Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of the Company’s assets and will be secured by a pledge of substantially all of the assets of the Guarantors.

Pursuant to the Loan Agreement, the Company is subject to a financial covenant requiring the Company to maintain at all times $5,000,000 in unrestricted cash. The Loan Agreement also contains affirmative and negative covenants customary for financings of this type that, among other things, limit the ability of the Company and its subsidiaries to (i) incur additional debt, guarantees or liens; (ii) pay any dividends; (iii) enter into certain change of control transactions; (iv) sell, transfer, lease, license, or otherwise dispose of certain assets; (v) make certain investments or loans; and (vi) engage in certain transactions with related persons, in each case, subject to certain exceptions.

The Loan Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the Agent may accelerate all amounts outstanding under the Loans. The Company granted Avenue Capital Group warrants to purchase 233,843 shares of common stock at an exercise price of the lesser of $5.88 or the price per share of our next bona fide round of equity financing before June 30, 2024.

The Company received $15.7 million in net proceeds on June 15, 2023 after all fees and advanced interest had been deducted.

