Form 10-Q
period 2023-06-30
Beyond Air, Inc.
filed 2023-08-10
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, there were 31,711,317 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED JUNE 30, 2023

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$31,348	$29,158
Marketable securities	25,644	16,724
Restricted cash	2,740	10,129
Accounts receivable	44	-
Inventory	1,339	1,129
Grant receivable	425	420
Other current assets and prepaid expenses	1,823	1,850
Total current assets	63,363	59,410
Licensed right to use technology	1,581	1,632
Right-of-use lease assets	2,401	2,493
Property and equipment, net	5,474	5,003
Other assets	226	212
TOTAL ASSETS	$73,044	$68,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,738	$2,016
Accrued expenses	9,401	16,613
Operating lease liability, current portion	382	376
Loans payable, current portion	495	775
Total current liabilities	12,016	19,780

Operating lease liability, net	2,226	2,321
Long-term debt	13,749	120
Warrant liability	561	-
Derivative liability	849	-
Other long-term liabilities	4,500	4,500
Total liabilities	33,901	26,721

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 31,711,317 and 30,738,585 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	3	3
Treasury stock	(25)	(25)
Additional paid-in capital	228,949	217,339
Accumulated deficit	(193,550)	(179,455)
Accumulated other comprehensive income	78	53
Total stockholders’ equity attributable to Beyond Air, Inc.	35,455	37,915
Non-controlling interest	3,688	4,113
Total equity	39,143	42,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,044	$68,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2023	2022

Revenues	$59	$-

Cost of revenues	303	-

Gross loss	(244)	-

Operating expenses:

Research and development	(4,695)	(3,226)
Selling, general and administrative	(10,936)	(8,214)
Operating expenses	(15,631)	(11,440)

Operating loss	(15,875)	(11,440)

Other income (loss)
Dividend / interest income and gains on marketable securities	409	8
Interest expense	(158)	(48)
Change in fair value of warrant liability	324	-
Change in fair value of derivative liability	512	-
Foreign exchange gain / (loss)	8	(177)
Estimated liability for contingent loss	(198)	-
Other income / (expense)	(77)	2
Total other income (expense)	820	(215)

Benefit from income taxes	-	-

Net loss	$(15,055)	$(11,654)

Less : net loss attributable to non-controlling interest	(960)	(720)

Net loss attributable to Beyond Air, Inc. Stockholders	$(14,095)	$(10,934)

Foreign currency translation gain	25	172
Comprehensive loss attributable to Beyond Air, Inc.	$(14,070)	$(10,762)

Net basic and diluted loss per share of common stock attributable to Beyond Air, Inc.	$(0.45)	$(0.37)

Weighted average number of shares, outstanding basic and diluted	31,382,986	29,888,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2023

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2023	30,738,585	$3	$(25)	$217,339	$(179,455)	$53	$4,113	$42,028
Issuance of common stock upon exercise of options	42,500	-	-	217	-	-	-	217
At the market equity offering stock issuance of common stock, net	930,232	-	-	5,813	-	-	-	5,813
Stock-based compensation	-	-	-	5,580	-	-	535	6,115
Other comprehensive income	-	-	-	-	-	25	-	25
Net loss	-	-	-	-	(14,095)	-	(960)	(15,055)
Balance as of June 30, 2023	31,711,317	$3	$(25)	$228,949	$(193,550)	$78	$3,688	$39,143

FOR THE THREE MONTHS ENDED JUNE 30, 2022

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2022	29,886,173	$3	$(25)	$196,269	$(123,639)	$96	$5,505	$78,209
Issuance of common stock upon exercise of options – cashless	1,831	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	4,178	-	-	445	4,624
Other comprehensive income	-	-	-	-	-	172	-	172
Net loss	-	-	-	-	(10,934)	-	(720)	(11,654)
Balance as of June 30, 2022	29,888,004	$3	$(25)	$200,448	$(134,573)	$268	$5,230	$71,351

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Three Months Ended
	June 30,
	2023	2022

Cash flows from operating activities
Net loss	$(15,055)	$(11,654)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	309	121
Amortization of licensed right to use technology	52	69
Stock-based compensation	6,115	4,624
Amortization of debt discount	57	-
Change in fair value of warrant liability	(324)	-
Change in fair value of derivative liability	(512)	-
Amortization of operating lease assets	90	49
Un-realized gain in marketable securities	(75)	-
Foreign currency adjustments	(8)	177
Changes in:
Grant receivable	(5)	(157)
Inventory	(209)	(289)
Accounts receivable	(44)	-
Other current assets and prepaid expenses	74	509
Accounts payable	(306)	(164)
Accrued expenses	(7,228)	(124)
Operating lease liabilities	(84)	-
Net cash used in operating activities	$(17,153)	$(6,840)

Cash flows from investing activities
Purchase of marketable securities	(9,744)	-
Proceeds from sale of marketable securities	886	-
Security deposits made on operating leases	-	(6)
Purchase of property and equipment	(795)	(258)
Net cash used in investing activities	$(9,653)	$(264)

Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings	5,814	-
Proceeds from issuance of common stock through exercise of stock options	217	-
Proceeds from loan	15,817	-
Payment of loan	(280)	(536)
Net cash provided by and (used in) financing activities	$21,567	$(536)

Effect of exchange rate changes on cash and cash equivalents	40	172

Decrease in cash, cash equivalents and restricted cash	$(5,199)	$(7,468)
Cash, cash equivalents and restricted cash at beginning of period	39,287	90,230
Cash, cash equivalents and restricted cash at end of period	$34,088	$82,762
Supplemental disclosure of non-cash investing and financing activities
Debt discount	$4,541	$-
End of term loan liability	$(613)	$-
Warrant liability	$(885)	$-
Derivative liability	$(1,361)	$-
Right-of-use assets	$-	$243
Operating lease liability	$-	$243

Supplemental disclosure of cash flow items:
Interest paid	$289	$10
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 ORGANIZATION AND BUSINESS

Beyond Air, Inc. (together with its subsidiaries, “Beyond Air” or the “Company”) was incorporated on April 28, 2015, under Delaware law. On June 25, 2019, the Company’s name was changed to Beyond Air, Inc. from AIT Therapeutics, Inc.

The Company is a commercial stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. The Company’s first device, LungFit® PH (“LungFit® PH”) received premarket approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) in June 2022. The NO generated by the LungFit® PH system is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. This condition is commonly referred to as persistent pulmonary hypertension of the newborn (“PPHN”). The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. In July 2022, the Company commenced marketing LungFit® PH in the United States for PPHN as a medical device.

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

With Beyond Air’s focus on NO and its effect on the human condition, the Company has two additional programs that do not utilize the LungFit® system. Through the Company’s majority-owned affiliate Beyond Cancer, Ltd. (“Beyond Cancer”) NO is used to target solid tumors. The LungFit® platform is not utilized for the solid tumor indication due to the need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that is designed to safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program has advanced to a phase 1 human clinical trial.

On November 4, 2021, Beyond Air reorganized its oncology business into a new private company called Beyond Cancer. Beyond Air’s preclinical oncology team and the exclusive right to the intellectual property portfolio utilizing UNO for the treatment of solid tumors now reside with Beyond Cancer. Beyond Air has 80% ownership in Beyond Cancer.

The second program which does not utilize the LungFit® platform partially inhibits neuronal nitric oxide synthase (nNOS) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). On June 15, 2023, the Company announced that it has entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (the “University”) to acquire the commercial rights for nNOS inhibitors being developed for the treatment of ASD and other neurological conditions. Currently, there are no FDA-approved therapies specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air will make payments to the University over the two-year period from the date of the agreement for pre-clinical work. Also, the Company will pay a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones. The Company expects this program to progress from preclinical to a phase 1 clinical trial by early 2025.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated balance sheet as of June 30, 2023 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 (the “2023 Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 22, 2023. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the 2023 Annual Report on Form 10-K.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and the accounts of all of the Company’s subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. As the Company has both the power to direct activities of Beyond Cancer that most significantly impact Beyond Cancer’s economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations is reported as “non-controlling interest” on the Company’s consolidated balance sheets and as “net loss attributable to non-controlling interest” in the Company’s condensed consolidated statements of operations and comprehensive loss. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

Liquidity Risks and Uncertainties

The Company used cash in operating activities of $17.2 million for the three months ended June 30, 2023, and has accumulated losses attributable to the stockholders of Beyond Air of $193.6 million. The Company had cash, cash equivalents and marketable securities of $57.0 million as of June 30, 2023 ($38.2 million excluding Beyond Cancer). Based on management’s current business plan, the Company estimates that its cash, cash equivalents and marketable securities are sufficient to finance its operating requirements for at least one year from the date these condensed consolidated financial statements were filed.

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

The Company entered into an At-The-Market Offering Sales Agreement, dated February 4, 2022 (the “2022 ATM”) for $50 million. The Company has $40.5 million available under this agreement as of June 30, 2023 (see Note 4).

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

Other Risks and Uncertainties

The Company is subject to risks common to development and early-stage medical device companies including, but not limited to, new technological innovations, certifications or regulatory approval, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of approved products and the potential need to obtain additional financing. The Company is also dependent on third-party suppliers and, in some cases, single-source suppliers.

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

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value standard also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

Level 2—inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

At June 30, 2023 and March 31, 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, marketable securities, accounts payable, long term debt, liability classified warrants and derivative liabilities. The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash, marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long term debt approximates fair value based on current interest rates for similar types of borrowings and is in Level 2 of the fair value hierarchy. The liability classified warrants and derivative liabilities are each recorded at their fair value and are Level 3 of the fair value hierarchy.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts at June 30, 2023 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities :
Corporate debt securities	$1,606	$1,606	$-	$-
Government securities	9,746	9,746	-	-
Mutual funds	14,292	14,292	-	-
Total assets measured and recorded at fair value	$25,644	$25,644	$-	$-

Liabilities :
Warrant liability	$561	$-	$-	$561
Derivative liability	849	-	-	849
Total liabilities measured and recorded at fair value	$1,410	$0	$-	$1,410

The fair value amounts at March 31, 2023 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities :
Corporate debt securities	$1,597	$1,597	$-	$-
Government securities	1,013	1,013	-	-
Mutual funds	14,114	14,114	-	-
Total assets measured and recorded at fair value	$16,724	$16,724	$-	$-

Liabilities :
Warrant liability	$-	$-	$-	$-
Derivative liability	-	-	-	-
Total liabilities measured and recorded at fair value	$-	$-	$-	$-

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Level 3 Valuation

The common stock warrants issued in connection with the Loan and Security Agreement in June 2023 (Note 11) are recorded as a warrant liability within the consolidated balance sheet at June 30, 2023 as the warrants contain certain settlement features that are not indexed to the Company’s own stock. In addition, the conversion feature embedded within the long term debt required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and recorded as a derivative liability. The warrants and derivative liability are remeasured each reporting period with the change in fair value recorded to other income (expense) in the condensed consolidated statement of operations and comprehensive loss until the warrants and derivative are exercised, expired, reclassified or otherwise settled. The significant assumptions used in valuing the warrants and derivative were as follows:

	Warrants	Derivative
Expected term (in years)	5	4
Volatility	73%	73%
Risk-free rate	3.9%	3.9%

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants and derivatives for the three months ended June 30, 2023 (in thousands):

	Warrants	Derivative
Issuances	$885	$1,361
Change in fair value	(324)	(512)
Balance at June 30, 2023	$561	$849

Warrant Liability

The Company classifies warrants as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies warrants as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). Such warrants are subject to remeasurement at each condensed consolidated balance sheet date and any change in fair value is recognized as a component of other expense on the condensed consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such warrants. At that time, the portion of the warrant liability related to warrants will be reclassified to additional paid-in capital.

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as assets or liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

As of June 30, 2023 and March 31, 2023, restricted cash included approximately $2.7 million and $10.1 million, respectively. Restricted cash declined by $7.4 million from March 31, 2023 to June 30, 2023, as a supersedeas bond held as collateral pending the outcome of the appeal on Empery Asset Master, Ltd., et. al. vs. AIT Therapeutics, Inc. (the “Empery Suit”) was released in satisfaction of judgement in April 2023. (Note 10).

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type and restricted cash as shown on the Company’s condensed consolidated statements of cash flows for:

(in thousands)	June 30, 2023	March 31, 2023
Cash and cash equivalents	$31,348	$29,158
Restricted cash	2,740	10,129
Total cash, cash equivalents and restricted cash	$34,088	$39,287
Marketable securities:
Marketable debt securities
Corporate debt securities	$1,606	$1,597
U.S. government securities	9,746	1,013
Mutual fund (ultra-short-term income)	14,292	14,114
Total marketable securities	$25,644	$16,724

Total cash, cash equivalents, marketable securities and restricted cash	$59,732	$56,011

The following table summarizes our short-term marketable securities with unrealized gains and losses as of June 30, 2023, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains and (Losses)
Corporate debt securities	$1,606	$13
U.S. government securities	9,746	62
Mutual fund (ultra-short-term income)	14,292	-
Total short-term marketable securities	$25,644	$75

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Segment Reporting

Commencing with the creation of Beyond Cancer in November 2021, the Company’s operations became classified into two segments, Beyond Air and Beyond Cancer. Each segment has its own management team, board of directors, corporate officers and legal entities. As of June 30, 2023, Beyond Air, Inc. owns 80% of the common stock of Beyond Cancer. The segment reporting is based on the manner in which the Company’s CEO as chief operating decision maker assesses performance and allocates resources across the organization. The Beyond Air segment includes unallocated corporate expenses associated with the public company fees as well as all corporate related assets and liabilities.

The following table summarizes segment financial information by business segment at June 30, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents, marketable securities and certain restricted cash	$40,921	$18,812	$59,732
All other assets	12,785	527	13,312
Total assets	$53,706	$19,339	$73,044
Total liabilities	$(33,000)	$(901)	$(33,901)
Net assets	$20,705	$18,438	$39,143
Non-controlling interests	$-	$3,688	$3,688

The following table summarizes segment financial information by business segment at March 31, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents, marketable securities and certain restricted cash	$25,388	$20,494	$45,882
All other assets	22,310	557	22,867
Total assets	$47,699	$21,051	$68,749
Total liabilities	$(26,201)	$(520)	$(26,721)
Net assets	$21,498	$20,530	$42,028
Non-controlling interests	$-	$4,113	$4,113

The following table summarizes segment financial performance by business segment for the three months ended June 30, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$59	$-	$59
Net loss for the three months ended June 30, 2023	$(10,256)	$(4,799)	$(15,055)

The following table summarizes segment financial performance by business segment for the three months ended June 30, 2022:

(in thousands)	Beyond Air	Beyond Cancer	Total

Revenue	$-	$-	$-
Net loss for the three months ended June 30, 2022	$(8,053)	$(3,601)	$(11,654)

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Research and Development

Research and development expenses are charged to the condensed consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. In the three months ended June 30, 2023 and June 30, 2022, the Company received $0 and $182 thousand, respectively, in AU Tax Rebates.

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Fair value for restricted stock unit awards is valued using the closing price of the Company’s common stock on the date of grant. The grant date fair value is recognized over the requisite service period during which an employee and non-employee is required to provide service in exchange for the award, using the accelerated method with each tranche being expensed over its vesting period. The grant date fair value of employee and non-employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. Starting in 2023, Beyond Air solely used its own historical volatility as the input for expected volatility, but due to Beyond Cancer’s lack of marketability, the Company utilizes the implied volatility based on an aggregate of guideline companies for expected volatility. The Company uses the simplified method to estimate the expected term.

Supplier Concentration

The Company relies on third-party suppliers to provide materials for its devices and consumables. In the three months ended June 30, 2023, the Company purchased approximately 84% of its materials from two third-party vendors, with these vendors representing 65% and 19%, respectively. In the three months ended June 30, 2022, the Company purchased approximately 69% if its materials from two third-party vendors, with these vendors representing 41% and 28%, respectively.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20), to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity, which the Company adopted on April 1, 2023. ASU 2020-06 eliminated the beneficial conversion (and cash conversion) accounting models in ASC 470-20 that require separate accounting for embedded conversion features, and simplified the settlement assessment to determine whether it qualifies for equity classification. In addition, the new guidance requires entities to use the if-converted method to calculate earnings per share for all convertible instruments and to include the effect of share settlement for instruments that may be settled in cash or shares. The Company adopted ASU 2020-06 using the modified retrospective approach and applied the guidance to all financial instruments that were outstanding as of the beginning of 2023. As the Company had not previously separated any financial instruments under the beneficial conversion or cash conversion accounting models, there was no cumulative effect adjustment to the opening balance of retained earnings as a result of adopting ASU 2020-06.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	June 30, 2023	March 31, 2023

Clinical and medical equipment	$1,255	$1,365
Equipment deployable as part of a service offering	3,907	3,027
Computer equipment	801	779
Furniture and fixtures	513	505
Leasehold improvements	581	581
	7,056	6,256
Accumulated depreciation	(1,583)	(1,254)
	$5,474	$5,003

Depreciation and amortization for the three months ended June 30, 2023 and June 30, 2022 was $309 thousand and $121 thousand, respectively.

NOTE 4 STOCKHOLDERS’ EQUITY

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

For the three months ended June 30, 2023, the Company received net proceeds of $5.8 million from the sale of 930,232 shares of common stock. As of June 30, 2023, there were $40.5 million in funds available under the 2022 ATM. For the three months ended June 30, 2022, the Company had no sales of shares under the ATM.

The Company received net proceeds of $0.2 million for 42,500 shares of common stock from the exercise of stock options in May 2023.

Stock Option Plans

The Company’s Fifth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. On January 9, 2023, the Company’s Board of Directors approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 3,000,000, which was approved by the Company’s stockholders at the 2023 annual stockholder meeting on March 9, 2023. The 2013 BA Plan has 10,600,000 shares authorized for issuance. As of June 30, 2023, 412,450 shares were available under the 2013 BA Plan.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the three months ended June 30, 2023 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2023	1,101,100	$6.78
Granted	1,000	5.65
Vested	-	-
Forfeited	(6,800)	5.06
Unvested as of June 30, 2023	1,095,300	$6.79

Stock-based compensation expense related to these stock issuances for the three months ended June 30, 2023 and June 30, 2022 was $714 thousand and $694 thousand respectively. The unrecognized compensation cost is $4.3 million and the weighted average remaining service period is 1.9 years.

A summary of the change in options for the three months ended June 30, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of April 1, 2023	8,198,881	$5.83	8.4	$8,306
Granted	45,000	5.61	-	-
Exercised	(42,500)	5.10	-	-
Forfeited	(68,249)	6.69	-	-
Outstanding as of June 30, 2023	8,132,952	$5.85	7.7	$16
Exercisable as of June 30, 2023	3,538,827	$5.08	6.1	$16

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer’s common shares. The vesting terms of the options issued under the 2021 BC Plan are generally four years and expire ten years from the grant date. On December 1, 2021, Beyond Cancer’s Board of Directors approved to reserve for issuance 2,000,000 common shares. On November 3, 2022, Beyond Cancer’s Board of Directors approved to reserve for issuance an additional 2,000,000 common shares. The 2021 BC Plan has 4,000,000 common shares authorized for issuance. As of June 30, 2023, 296,875 common shares were available under the 2021 BC Plan.

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of April 1, 2023	3,817,000	$2.88	9.2	$23,486
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(113,875)	5.22	-	-
Outstanding as of June 30, 2023	3,703,125	$2.81	9.0	$23,012
Exercisable as of June 30, 2023	464,875	$3.25	8.5	$2,705

As of June 30, 2023, the Company had unrecognized stock-based compensation expense in the 2013 BA Plan of approximately $14.3 million which is expected to be expensed over the weighted average remaining service period of 1.7 years. For the three months ended June 30, 2023 and June 30, 2022, the weighted average fair value of options granted was $4.08 and $4.22 per share, respectively.

As of June 30, 2023, the Company had unrecognized stock-based compensation expense in the 2021 BC Plan of approximately $16.6 million which is expected to be expensed over the weighted average remaining service period of 1.7 years.

The following was utilized to calculate the fair value of options on the date of grant:

	June 30, 2023	June 30, 2022
Risk-free interest rate	3.5 – 3.9%	2.5 – 3.4%
Expected volatility (Beyond Air)	81.6 – 82.7%	88.6 - 89.1%
Expected volatility (Beyond Cancer)	-	95.3-104.7%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock units for the three months ended June 30, 2023 and June 30, 2022:

	Three Months Ended
(in thousands)	June 30,
	2023	2022

Research and development	$1,206	$925
General and administrative	4,911	3,699
Total stock-based compensation expense	$6,115	$4,624

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Warrants

A summary of the Company’s outstanding warrants as of June 30, 2023 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

Third-party license agreement	208,333	$4.80	$-	January 2024
March 2020 loan	172,187	$7.26	-	March 2025
NitricGen agreement	80,000	$6.90	-	January 2028
Avenue agreement	233,843	$5.88	-	June 2028
Total	694,363	$6.02	$-

Warrants to purchase up to 233,843 of Company common stock were issued to Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”) in the three months ended June 30, 2023 and are liability classified. No warrants were exercised in this period. All other warrants outstanding are equity classified. There were zero warrants issued or exercised in the three months ended June 30, 2022.

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses is as follows (in thousands):

	June 30, 2023	March 31, 2023
Research and development	$332	$128
Insurance	637	908
Prepaid rents and tenant improvement	54	-
Prepaid marketing materials	39	-
Value added tax receivable	213	231
Demonstration materials	264	245
Other	283	337
Total	$1,823	$1,850

NOTE 6 ACCRUED EXPENSES

A summary of the accrued expenses as of June 30, 2023 and March 31, 2023 is as follows (in thousands):

	June 30, 2023	March 31, 2023
Research and development	$773	$426
Professional fees	868	1,221
Employee salaries and benefits	1,085	985
Contingent litigation and settlements (Note 10)	2,946	10,298
Circassia settlement – current portion (Note 8)	3,500	3,500
Other	228	184
Total short-term accrued expenses	$9,401	$16,613

Accrued Circassia Settlement - long term portion (Note 8)	$4,500	$4,500
Total other long-term liabilities	$4,500	$4,500

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	June 30, 2023	June 30, 2022

Common stock warrants	694,363	460,520
Common stock options	8,132,952	5,507,756
Restricted shares	1,095,300	949,600
Loan and Security – conversion feature	392,465	-
Total	10,315,080	6,917,876

NOTE 8 LICENSE AGREEMENT

On January 23, 2019, the Company entered into an agreement for commercial rights (the “Circassia Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the Circassia Agreement.

On May 25, 2021, the Company and Circassia entered into a settlement agreement (the “Settlement Agreement”) resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments, the first payment of $2.5 million was triggered upon FDA approval (fixing the “Initial Payment Due Date” at July 28, 2022). Thereafter, the Company will pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6 million. $2.5 million was paid to Circassia in July 2022, $3.5 million is payable in the second fiscal quarter of 2024 and the final $4.5 million is payable in the second fiscal quarter of 2025. As of June 30, 2023 and March 31, 2023 $8.0 million is included in accrued liabilities.

NOTE 9 GRANT COLLABORATION AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.2 million from the CFF to advance the clinical development of high concentration NO for the treatment of NTM pulmonary disease, which disproportionally affects cystic fibrosis patients. Under the terms of the agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot clinical trial. The grant provides milestones based upon achieving performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The royalties are capped at four times the grant actually paid to the Company. A total of $1.7 million has been recognized as a reduction of R&D costs from this grant to date, including $5 thousand in the three months ended June 30, 2023. Since the beginning of the pilot clinical trial, the Company has received milestone payments totaling $1.3 million and accrued an additional $0.4 million as a grant receivable as of June 30, 2023.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 COMMITMENTS AND CONTINGENCIES

License Agreements

In August 2015, Beyond Air Ltd., a wholly-owned subsidiary of the Company (“BA Ltd.”) entered into an Option Agreement (the “Option Agreement”) with Pulmonox whereby BA Ltd. acquired the option (the “Option”) to purchase certain intellectual property assets and rights. On January 13, 2017, BA Ltd. exercised the Option and paid $500 thousand to Pulmonox. BA Ltd. became obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which BA Ltd. receives regulatory approval for the commercial sale of the first product candidate qualifying under the Option Agreement. These milestone payments are capped at a total of $87 million across three separate and distinct indications that fall under the agreement, with the majority of them, approximately $83 million, being sales-related based on cumulative sales milestones for each of the three products. BA Ltd. is not currently developing any qualifying products.

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $100 thousand upon the execution of the NitricGen Agreement, $100 thousand upon achieving the next milestone and $1.5 million in January 2023, six months after approval of the LungFit® by the FDA) and issued 100,000 warrants to purchase the Company’s common stock valued at $295 thousand upon executing the NitricGen Agreement. The remaining future milestone payments total $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides 12 months’ notice of intent not to renew. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of June 30, 2023 was approximately $6.2 million with this supplier. This supplier holds $2.6 million of restricted cash to partially secure materials on the Company’s behalf.

Contingencies

On March 23, 2023, the Supreme Court of the State of New York, Appellate Division, First Judicial Department (the “Appellate Court”), rendered its opinion in the Empery Suit. The Appellate Court opinion affirmed the judgment by the Supreme Court of the State of New York against the Company. In connection with the appeal, the Company had used approximately $7.4 million of cash as collateral to secure a supersedeas bond for the full amount of damages and interest in case it was unsuccessful in its appeal. On April 12, 2023, the Company paid a total of $7.6 million including damages and interest in satisfaction of judgment. This had been accrued as of March 31, 2023.

In December 2021, Hudson Bay Master Fund (“Hudson”) filed a lawsuit in the Supreme Court on the State of New York against the Company relating to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering. Hudson’s complaint alleged breach of contract and that Hudson is entitled to damages and interest as a result of certain adjustments to the exercise price and number of warrant shares issuable following a February 2018 financing transaction. The lawsuit was settled in July 2023 and $2.9 million will be payable in the second fiscal quarter of 2024. As of June 30, 2023 and March 31, 2023 $2.9 million and $2.7 million respectively are included in accrued liabilities.

From time to time, we are involved in various legal matters arising in the normal course of business. We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 LOANS

LOAN AND SECURITY AGREEMENT

On June 15, 2023 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), and the Lenders. Also on June 15, 2023, the Company entered into a Supplement to the Loan and Security Agreement (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders. The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $40 million, with (i) $17.5 million advanced on the Closing Date (“Tranche 1”), (ii) up to $10 million which may be advanced upon the request of the Company between April 1, 2024 and September 30, 2024, subject to the Company having achieved total revenue derived from the sale of LungFit® PH (other than licensing revenue) (“Product Revenue”) for the three-month period prior to funding of not less than 85% of projected Product Revenue for such period (“Tranche 2”), and (iii) up to $12.5 million which may be advanced after April 1, 2024 (the “Discretionary Tranche”), subject to (a) the Agent and Lenders having received investment committee approval and (b) the Company and Lenders having mutually agreed to draw and fund, such amount. The Loans are due and payable on June 1, 2027 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months contingent upon the Company’s achievement of at least $40 million of Product Revenue in the fiscal year ending March 31, 2025, provided the Company has fully drawn Tranche 2. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. The Company may, subject to certain parameters, voluntarily prepay the Loans, in whole or in part, at any time. If prepayment occurs on or before the one-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 3.00%; if prepayment occurs after the one-year anniversary of the Closing Date and on or before the two-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 2.00%; if prepayment occurs after the two-year anniversary and on or before the three-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.50%; and if prepayment occurs after the three-year anniversary of the Closing Date and before the Maturity Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.00%. A final payment fee of 3.50% of the principal amount of the Tranche 1 and Tranche 2 Loans is also due upon the Maturity Date or any earlier date of prepayment (in the case of any partial prepayment, solely with respect to the principal amount being prepaid). The Loans are guaranteed by the Company’s subsidiaries, Beyond Air Ltd. and Beyond Air Ireland Limited, and certain of the Company’s future subsidiaries (collectively, the “Guarantors”). The Company’s obligations under the Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of the Company’s assets and have been or will be secured by a pledge of substantially all of the assets of the Guarantors.

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

The Loan Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the Agent may accelerate all amounts outstanding under the Loans. The Company granted the Lenders warrants to purchase an aggregate of 233,843 shares of common stock at an exercise price of the lesser of $5.88 or the price per share of our next bona fide round of equity financing before June 30, 2024.

The Company also granted the Lenders conversion rights for up to $3.0 million in aggregate of the principal amount in common stock at a price equal to 130% of the exercise price of the warrant (392,465 shares of common stock at $7.644), for the life of the loan.

The warrants are freestanding liability classified financial instruments to which a portion of the debt proceeds were allocated to warrants and based on the warrants estimated fair value at issuance. The remaining proceeds were allocated to the long-term debt. Costs allocated to the warrants were expensed immediately and costs allocated to the debt are recorded as a debt discount and are amortized into interest expense over the life of the debt using the effective interest method. The conversion feature was bifurcated from the debt and is accounted for as a derivative liability. (Note 2).

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 LOANS (continued)

The Company received $15.8 million in net proceeds on June 15, 2023 after all fees and advanced interest had been deducted.

Maturity of Long-Term Loan (in thousands)	June 30, 2023

2025	$1,750
2026	7,000
2027	7,000
2028	1,750
Total	$17,500

Components of Loan and Security Agreement

	June 30, 2023	June 15, 2023 (Closing)

Amount outstanding	$17,500	$17,500
Debt discount	(4,541)	(4,541)
Amortization of debt discount	57	-
Final payment liability	613	613
Total	$13,629	$13,572

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “expect,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar conditional expressions. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Form 10-Q titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-K, as well as the following:

●	our ability to successfully commercialize our LungFit® PH system in the U.S.;
●	our ability to obtain CE Certificate of Conformity to CE mark LungFit® in the European Union (the “EU”);
●	our expectation to incur losses for the next few years;
●	our ability to predict accurately the demand for our products, and products under development and to develop strategies to address markets successfully;
●	the possibility that products may contain undetected errors or defects or otherwise not perform as anticipated;
●	the anticipated development of markets we sell our products into and the success of our products in these markets;
●	our future capital needs and our need to raise additional funds;
●	our ability to build a pipeline of product candidates and develop and commercialize our approved products;
●	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary certifications or regulatory approvals;
●	our ability to maintain our existing or future collaborations or licenses;
●	our ability to protect and enforce our intellectual property rights;
●	Federal, state, and foreign regulatory requirements, including the U.S Food and Drug Administration (“FDA”) regulation of our approved product and product candidates;
●	our ability to obtain and retain key executives and attract and retain qualified personnel; and
●	our ability to successfully manage our growth, including as a commercial-stage company.

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

Introduction

We are a commercial-stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. Our first device, LungFit® PH received premarket approval (“PMA”) from the FDA in June 2022. The NO generated by the LungFit® PH system is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. This condition is commonly referred to as persistent pulmonary hypertension of the newborn (“PPHN”). The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. In July 2022, the Company commenced marketing LungFit® PH in the United States for PPHN as a medical device.

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

With Beyond Air’s focus on NO and its effect on the human condition, there are two additional programs that do not utilize our LungFit® system. Through our majority-owned affiliate Beyond Cancer, Ltd. (“Beyond Cancer”), NO is used to target solid tumors. The LungFit® platform is not utilized for the solid tumor indication due to the need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that is designed to safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program has advanced to a phase 1 clinical trial.

The second program which does not utilize the LungFit® platform, partially inhibits neuronal nitric oxide synthase (“nNOS”) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). ASD is a serious neurodevelopmental and behavioral disorder, and one of the most disabling conditions and chronic illnesses in children. ASD includes a wide range of developmental disorders that share a core of neurobehavioral deficits manifested by abnormalities in social interactions, deficits in communication, restricted interests, and repetitive behaviors. In 2023, the CDC reported that approximately 1 in 36 children in the U.S. is diagnosed with an ASD. The cost of caring for Americans with autism had reached $268 billion in 2015 and would rise to $461 billion by 2025 in the absence of more-effective interventions and support across the life span. We expect this program to progress from preclinical to a phase 1 first-in-human clinical trial by early 2025.

LungFit® PH is the first FDA-approved system using our patented ionizer technology to generate on-demand NO from ambient air and, regardless of dose or flow, deliver it to a ventilator circuit. The device uses a medical air compressor to drive room air through a plasma chamber in the center of the unit where pulses of electrical discharge are created between two electrodes. The system uses the power equivalent to a 60-watt lightbulb to ionize the nitrogen and oxygen molecules, which then combine as NO with low levels of nitrogen dioxide (“NO2”) created as a byproduct. The products are then passed through a Smart Filter, which removes the toxic NO2 from the internal circuit. With respect to PPHN, the novel LungFit® PH is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low concentration NO) for ventilated patients.

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

Our novel LungFit® platform can also deliver a high concentration (>150 ppm) of NO directly to the lungs, which we believe has the potential to eliminate microbial infections including bacteria, fungi and viruses, among others. We believe that current FDA-approved NO vasodilation treatments would have limited success in treating microbial infections given the low concentrations of NO being delivered (<100 ppm). Given that NO is produced naturally by the body as an innate immunity mechanism, at a concentration of 200 ppm, supplemental high dose NO should aid in the body’s fight against infection. Based on our preclinical studies and clinical trials, we believe that 150 ppm is the minimum therapeutic dose to achieve the desired pulmonary antimicrobial effect of NO. To date, neither the FDA nor comparable foreign regulatory agencies in other countries or regions have approved any NO formulation and/or delivery system for >80 ppm NO.

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

We also expect to receive the CE mark under the Medical Device Regulation (“MDR”) in the EU during fiscal year 2024. According to the most recent year-end report from Mallinckrodt Pharmaceuticals (“Mallinckrodt”), sales of NO were $339.7 million in 2022 (down from $448.5 million in 2021) for the United States, Canada, Japan, Mexico and Australia, with ~90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the U.S. sales potential of LungFit® PH in PPHN to be approximately $350 million and worldwide sales potential to be approximately $700 million. We initiated the first phase of our commercial launch in June 2022, and entered into phase 2 with an expanded commercial presence during the spring of 2023 in the U.S. and will continue to work toward a potential launch in the EU and globally in 2023 and beyond.

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

We initiated a pilot clinical trial in late 2020 using our novel LungFit® PRO system at 150 ppm to treat patients with VCAP. The trial was a multi-center, open-label, randomized clinical trial in Israel, including patients infected with COVID-19. Patients were randomized in a 1:1 ratio to receive either inhalations of 150 ppm NO given intermittently for 40 minutes four times per day for up to seven days in addition to standard supportive treatment (“NO+SST”) or standard supportive treatment alone (“SST”). Endpoints related to safety (primary endpoint), oxygen saturation and ICU admission, among others, were assessed.

We presented results from the pilot clinical trial at the 32nd European Congress of Clinical Microbiology & Infectious Diseases (ECCMID 2022), which took place from April 23, 2022 through April 26, 2022 as a hybrid event both onsite in Lisbon, Portugal and online. At the time of the data cut off, the trial enrolled a total of 40 patients hospitalized for VCAP (SARS-CoV-2, n=39; other viruses n=1). The intent-to-treat population included 35 patients with 16 patients in the inhaled NO group and 19 patients in the control group. The primary COVID-19 treatments used during the clinical trial were Remdesivir (>30%) and Dexamethasone (>65%). Safety data from the clinical trial show that inhaled NO treatment was well tolerated overall with no treatment related adverse events as assessed by the investigators. There were two serious adverse events (“SAEs”) reported in the group receiving inhaled NO along with SST, which were determined to be related to underlying conditions and unrelated to clinical trial drug/device. From an efficacy perspective, results show a trend of shortening length of stay (“LOS”) by a factor 1.8 in favor of inhaled NO treatment. Duration of oxygen support, measured in-hospital and at home, was significantly shorter (p=0.0339) for inhaled NO treated patients. Patients with unstable oxygen saturation during hospitalization, 66.7% of the inhaled NO treatment group, reached stable saturation of ≥93% during hospital stay as compared to 26.7% in the SST group.

Following completion of the clinical trial and the 180-day follow-up period, incremental data were provided in a poster presentation at IDWeek 2022 held from October 19, 2022, through October 23, 2022 in Washington, D.C. In addition to the positive clinical results provided at ECCMID 2022, the poster showed a larger decline in c-reactive protein (“CRP”) from baseline for patients treated with NO + SST compared to the control group. Analysis of the data provides compelling evidence that high concentration NO delivery with the LungFit® PRO generator and delivery system can be a powerful tool against any type of pneumonia, especially COVID-19. The Company anticipates commencing a clinical trial in the fourth quarter of calendar year 2023.

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

The pivotal clinical trial for bronchiolitis was originally set to be performed in the winter of 2020/21 but was delayed due to the pandemic. We have completed three successful pilot studies for bronchiolitis. A further analysis of the three previously reported pilot studies was presented at the ATS International Conference 2021, which was held virtually from May 14, 2021 through May 19, 2021. Analysis across the studies (n=198 infants, mean age 3.9 months) showed that 150 ppm – 160 ppm NO administered intermittently was generally safe and well tolerated with adverse event rates similar among treatment groups with no reported treatment-related serious adverse events. The short course of treatments with intermittent high concentration inhaled NO was effective in shortening hospital LOS and accelerating time to fit for discharge – a composite endpoint of clinical signs and symptoms to indicate readiness to be evaluated for hospital discharge. This treatment was also effective in accelerating time to stable oxygen saturation – measured as SpO2 ≥ 92% in room air. Additionally, NO at a dose of 85 ppm NO showed no difference compared to control for all efficacy endpoints, while 150 ppm NO showed statistical significance when compared to control.

Additionally, long-term safety data for high concentration inhaled NO in bronchiolitis was presented at the Pediatric Academic Societies Meeting 2022 (PAS 22), which was held in Denver, Colorado from April 21, 2022 through April 25, 2022. A total of 101 infants from the three prior pilot studies for bronchiolitis (n=198) participated in the long-term follow-up clinical trial. Clinical trial endpoints for the long-term safety clinical trial included percentage of patients re-hospitalized for bronchiolitis related reasons, such reasons included wheezing episodes, pneumonia, and asthma and the percentage of patients re-hospitalized for any reason. Data from the clinical trial showed the re-hospitalization rate per 100 Patient Exposure Years (PEY) due to bronchiolitis related reasons trended favorably for the inhaled NO group. In addition, the long-term subject re-hospitalization rate for any reason was similar between inhaled NO and control groups. As such, the clinical trial concluded that the treatment of hospitalized infants with acute bronchiolitis by intermittent high dose inhaled NO shows a favorable long-term safety profile.

We believe that the entirety of data at 150 ppm - 160 ppm NO in both adult and infant patient populations supports further development of LungFit® PRO in a pivotal clinical trial for patients hospitalized with VCAP or bronchiolitis.

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

There are approximately 50,000 to 90,000 people with NTM infections in the U.S. In Asia, the number of patients suffering from NTM surpasses what is seen in the U.S. There is one inhaled antibiotic approved for the treatment of refractory Mycobacterium avium complex (“MAC”). Current guideline-based approaches to treat NTM lung disease involve multi-drug regimens of antibiotics that may cause severe, long lasting side effects, and treatment can be longer than 18 months. Median survival for NTM MAC patients is approximately 13 years while median survival for patients with other variations of NTM is typically 4.6 years. The prevalence of human disease attributable to NTM has increased over the past two decades. In a clinical trial conducted between 2007 and 2016, researchers found that the prevalence of NTM in the U.S. is increasing at approximately 7.5% per year. M. abscessus treatment costs are estimated to be more than double that of MAC. A 2015 publication by co-authors from several U.S. government departments stated that cases in 2014 alone cost the U.S. healthcare system approximately $1.7 billion. For this indication, we believe U.S. sales potential to be greater than $1 billion and worldwide sales potential to be greater than $2.5 billion.

In December 2020 we began a 12-week, multi-center, open-label clinical trial in Australia intended to enroll approximately 20 adult patients with chronic refractory NTM lung disease. We received a grant of up to $2.17 million from the Cystic Fibrosis Foundation (“CFF”) to fund this clinical trial and advance the clinical development of inhaled NO to treat NTM pulmonary disease. The trial enrolled both cystic fibrosis (“CF”) and non-CF patients infected with MAC, M. abscessus or any strain of NTM. The clinical trial consisted of a run-in period followed by two treatment phases. The run-in period provided a baseline for the efficacy endpoints. The first treatment phase took place over a two-week period and began in the hospital setting where patients were titrated from 150 ppm NO up to 250 ppm NO over several days. During this phase patients received NO for 40 minutes, four times per day while Methemoglobin (“MetHb”) levels were monitored. Patients were also trained to use LungFit® GO and subsequently discharged to complete the remaining portion of the two-week treatment period at their home at the highest tolerated NO concentration. For the second treatment phase, a 10-week maintenance phase, the administration was twice daily. The clinical trial evaluated safety, quality of life, physical function, and bacterial load among other parameters.

At the American Thoracic Society International Conference 2022 (ATS 2022), which was held in San Francisco from May 13, 2022 through May 18, 2022, we presented positive interim data from the ongoing clinical trial. At the time of data cutoff on April 4, 2022, a total of 15 patients were enrolled in the pilot clinical trial. The mean age of patients was 62.1 years (range: 22 – 82 years) with the majority female (80%), a distribution consistent with real-world NTM disease. All 15 patients were successfully titrated to 250 ppm NO in the hospital setting, and no patients required dose reductions during the subsequent at-home portion of the clinical trial. Patients were followed up for 12 weeks after the 12-week treatment period was completed.

After completion of the clinical trial, we presented positive results at the American College of Chest Physicians (“CHEST”) annual meeting, held from October 16, 2022 through October 19, 2022, further supporting development of intermittent high dose NO for the treatment of NTM. The clinical trial demonstrated that high dose NO treatment was well-tolerated in both the home and hospital settings. During the 10-week at-home treatment period of the clinical trial, a total of 2,492 inhalations were self-administered with overall high treatment compliance (>90%). There were no SAEs related to treatment discontinuations reported over the 12-week treatment or 12-week follow up periods. Key efficacy endpoints showed strong results with improvement seen in the majority of quality-of-life domains. Respiratory function and physical function were maintained during treatment and follow-up. Trends in the reduction of microbial load were observed and one subject achieved culture conversion with three consecutive negative sputum samples. We anticipate commencing a pivotal clinical trial in calendar year 2025 following discussions with the FDA.

Our program in COPD is in the preclinical stage and, subject to obtaining additional financing, is expected to enter clinical trials in calendar year 2024, pending regulatory approval.

Ultra-High Concentration NO (UNO) in solid tumors through majority-owned affiliate Beyond Cancer, Ltd.

In the fourth calendar quarter of 2021, Beyond Cancer, our majority-owned affiliate, raised $30 million in a private placement of common shares. The investors purchased a 20% equity ownership in Beyond Cancer, while Beyond Air maintained 80% equity ownership. The funding is being used to accelerate ongoing preclinical work, including the completion of IND-enabling studies, completion of a Phase 1 clinical trial, expansion of preclinical programs for combination studies, hiring of additional Beyond Cancer team members, and optimization of the delivery system, as well as for general corporate purposes.

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

In March 2022 we received approval from the Israeli Ministry of Health (IMOH) to conduct a Phase 1 clinical trial.

The second half of calendar year 2022 was a time of significant progress for Beyond Cancer. On August 23, 2022, we announced that the first patient was treated in a first-in-human Phase 1 clinical trial to assess the safety and immune biomarkers of UNO therapy. In November, at the annual meeting of the Society for Immunotherapy of Cancer (“SITC”), we presented new in vivo combination data that support the potential of our novel UNO therapy to treat various types of solid tumors in combination with immune checkpoint inhibitor (“ICI”) therapies, including anti-PD-1. The data presented at SITC appears to indicate that UNO in combination with anti-PD-1 treatment may lead to higher tumor regression rates and prolonged survival. Also in 2022, on December 13, we announced the publication of preclinical data in the peer-reviewed journal Cancer Cell International (CCI), which showed that our proprietary tumor ablation technology utilizing UNO induced a potent innate and adaptive immune response that prevented metastases and resulted in a statistically significant survival benefit.

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

Beyond Cancer expects to present top-line data from the first-in-human Phase 1 trial before the end of calendar year 2023.

Selective neuronal nitric oxide synthase (nNOS) inhibitor for the treatment of neurological conditions in collaboration with Hebrew University of Jerusalem

On June 15, 2023, the Company announced that it had entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (the “University”) to acquire the commercial rights for neuronal nitric oxide synthase (nNOS) inhibitors being developed for the treatment of autism spectrum disorder (“ASD”) and other neurological conditions. Currently, there are no FDA-approved therapies utilizing nNOS inhibitors specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air will make payments to the University over the two-year period from the date of the agreement for preclinical work. Also, the Company will pay a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones.

Work is currently being done by the University in a preclinical setting. We expect the program to progress into a phase 1 first-in-human clinical trial in 2025.

Critical Accounting Estimates and Policies

A critical accounting policy and related estimates are both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of June 30, 2023, have been taken into consideration in preparing the unaudited condensed consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Contingent loss judgments and estimates,

●	Research and development expense recognition,

●	Stock-based compensation valuation and attribution

Results of Operations and Comprehensive Loss

Below are the results of operations for the three months ended June 30, 2023 and June 30, 2022:

(in thousands)

	For the Three Months Ended
	June 30,
	2023	2022

Revenues	$59	$-

Cost of revenues	303	-

Gross loss	(244)	-

Research and development	(4,695)	(3,226)
Selling, general and administrative	(10,936)	(8,214)
Operating expenses	(15,631)	(11,440)

Operating loss	(15,875)	(11,440)

Other income (loss)
Dividend /interest income and gains on marketable securities	409	8
Interest Expense	(158)	(48)
Change in fair value of warrant liability	324	-
Change in fair value of derivative liability	512	-
Foreign Exchange gain/loss	8	(177)
Estimated liability for contingent loss	(198)	-
Other income / (expense)	(77)	2
Total other income/(expense)	820	(215)

Benefit from income taxes	-	-

Net loss	$(15,055)	$(11,654)

Less: net loss attributable to non-controlling interest	(960)	(720)

Net loss attributable to Beyond Air, Inc. Stockholders	$(14,095)	$(10,934)

Foreign currency translation gain	25	172
Comprehensive loss attributable to Beyond Air, Inc.	$14,070	(10,762)
Net basic and diluted loss per share of common stock
attributable to Beyond Air, Inc.	$(0.45)	$(0.37)

Weighted average number of shares outstanding, basic and diluted	31,382,986	29,888,004

Comparison of Three Months Ended June 30, 2023 with the Three Months Ended June 30, 2022

Revenues and Cost of Revenues

$0.1 million and $0 revenue was recognized for the three months ended June 30, 2023 and June 30, 2022, respectively. Cost of revenue of $0.3 million and gross losses of $0.2 million were recognized for the three months ended June 30, 2023, compared to $0 for the three months ended June 30, 2022. The increase was due to the commercial product launch at the end of June 2022. Cost of revenue exceeded revenue primarily driven by costs of supply chain infrastructure required to grow revenue in future periods.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2023 were $4.7 million as compared to $3.2 million for the three months ended June 30, 2022. The increase of $1.5 million was attributed primarily to an increase in development costs in Cancer research ($0.2 million), Autism ($0.2 million) and NTM ($0.2) million. The Company also made further increases in R&D staff, with an increase in stock-based compensation and salaries (for a total of $0.8 million).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 and June 30, 2022 were $10.9 million and $8.2 million, respectively. The increase of $2.7 million was attributed primarily to an increase in stock-based compensation ($0.3 million in Beyond Cancer and $0.9 million in Beyond Air), rent ($0.2 million), salaries ($0.9 million in Beyond Air and $0.2 million in Beyond Cancer) mainly driven by an increase of 20 positions globally and consulting fees ($0.6 million) offset by a reduction in legal and professional fees ($0.4 million).

Other Income/Expense

Other Income for the three months ended June 30, 2023, and June 30, 2022 was income of $0.8 million and a loss of ($0.2) million, respectively. The $1.0 million increase in income is mainly due to a change in fair value of warrant liability of $0.3 million and derivative liability of $0.5 million on the Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”), in addition to $0.4 million of interest and dividend income from our investments in marketable securities offset by an increase in the estimated liability related to a lawsuit ($0.2 million).

Net Loss Attributable to Non-controlling Interest

Net loss attributed to non-controlling interest for the three months ended June 30, 2023, was $1.0 million, compared to $0.7 million for the three months ended June 30, 2022. Non-controlling interests represent 20% of the net loss of our Beyond Cancer majority-owned affiliate and the increase in net loss is reflective of the increase in spend in Beyond Cancer versus the prior year.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders for the three months ended June 30, 2023, was ($14.1) million or a loss of ($0.45) per share, basic and diluted. Our net loss attributed to common stockholders for the three months ended June 30, 2022 was ($10.9) million or a loss of ($0.37) per share, basic and diluted.

Liquidity and Capital Resources

Cash Flows

Below is a summary of the Company’s cash flows activities for the three months ended June 30, 2023 and June 30, 2022:

	Three Months Ended
	June 30,
(in thousands)	2023	2022

Net cash provided by (used in):
Operating activities	$(17,153)	$(6,840)
Investing activities	(9,653)	(264)
Financing activities	21,567	(536)
Effect of exchange rate changes on cash and cash equivalents	40	172
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,199)	$(7,468)

Operating Activities

For the three months ended June 30, 2023, the net cash used in operating activities was $17.2 million which was primarily due to the Company’s net loss adjusted for non-cash items of $9.4 million, and a decrease of $7.2 million due to a one-time payment of $7.6 million attributable to the resolution of Empery Asset Master, Ltd. Et AL, vs AIT Therapeutics Inc.

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

Investing Activities

For the three months ended June 30, 2023, net cash used in investing activities was $9.7 million which was mainly attributable to an increase in investments in marketable securities ($8.9 million) and for the purchase of property and equipment ($0.8 million). For the three months ended June 30, 2022, net cash used in investing activities was $0.2 million, which was mainly for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2023 was $21.6 million, mainly from the Loan and Security Agreement of which the net proceeds were $15.8 million, and the issuance of common stock in connection with the ATM of $6.0 million partially offset by $0.3 million from the payment of short-term loans. Net cash used by financing activities for the three months ended June 30, 2022 was $0.5 million from the payment of short-term loans.

Future Funding Requirements

We have generated revenue of $0.1 million from the sale of products to date. We had an operating cash flow increase of $10.2 million for the three months ended June 30, 2023 and we have experienced an accumulated loss of $193.6 million since inception through June 30, 2023. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $57.0 million ($38.2 million excluding Beyond Cancer) and $2.7 million in restricted cash. We believe that our cash, cash equivalents, and marketable securities as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months from the financial reporting date.

Our future capital needs and the adequacy of our available funds beyond one year from the date of filing these financial statements will depend on many factors, including, but not necessarily limited to, the cost and time necessary for the development, preclinical studies, clinical trials and certification or regulatory approval of our other medical devices, indications as well as the commercial success of our approved product and any product candidates that receive marketing approval by the FDA. We may be required to raise additional funds through sale of equity or debt securities or through strategic collaborations and/or licensing agreements in order to fund operations until we are able to generate enough product or royalty revenues, if any. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could have a material adverse effect on our strategic objectives, results of operations and financial condition.

On May 25, 2021, we and Circassia Limited (collectively with its affiliates, “Circassia”) entered a settlement agreement (the “Settlement Agreement”) resolving all claims by and between both parties and mutually terminating the agreement with Circassia disclosed in Note 8 above. Pursuant to the terms of the Settlement Agreement, we agreed to pay Circassia $10.5 million in three installments, the first being a payment of $2.5 million triggered upon FDA approval (fixing the “Initial Payment Due Date” at July 28, 2022). Thereafter, we shall pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6 million. $2.5 million was paid to Circassia in July 2022 and $8.0 million has been recorded as an accrued liability for three months ended June 30, 2023. $3.5 million will be paid in the second quarter of fiscal 2024 and the final $4.5 million will be paid in the second fiscal quarter of 2025.

On February 4, 2022, we entered into an At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co, Inc. (the “2022 ATM”). Under the 2022 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time and at various prices. If shares of our common stock are sold, there is a 3% fee paid to the sales agent. As of June 30, 2023, there was a balance of $40.5 million available under the 2022 ATM.

On June 15, 2023, we entered into the Loan Agreement with the Agent and the Lenders providing for senior secured term loans of up to $40 million, with (i) $17.5 million advanced on the Closing Date, (ii) up to $10 million between April 1, 2024 and September 30, 2024, subject to the Company achieving revenue milestones, and (iii) up to $12.5 million after April 1, 2024, subject to mutual agreement. The Loans are due and payable on June 1, 2027. The Loan principal is repayable beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months. The Loans bear interest at a rate per annum equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. A final payment fee of 3.50% of the principal amount of the first two tranches under the Loan Agreement Loans is also due upon repayment of the principal (See Note 11).

The Company is subject to a financial covenant requiring the Company to maintain $5,000,000 in unrestricted cash. The Loan Agreement also contains affirmative and negative covenants customary for financing of this type.

The Loan Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the Agent may accelerate all amounts outstanding under the Loans. We granted the Lenders warrants to purchase an aggregate of 233,843 shares of common stock at an exercise price of the lesser of $5.88 or the price per share of our next bona fide round of equity financing before June 30, 2024.

We received $15.8 million in net proceeds on June 15, 2023 after all fees and advanced interest had been deducted.

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

Our future capital requirements will depend on many factors, including:

●	the progress and costs of our preclinical studies, clinical trials and other research and development activities;
●	the costs of commercializing the LungFit® system;
●	the scope, prioritization and number of our clinical trials and other research and development programs;
●	the costs and timing of obtaining certification or regulatory approval for our product candidates;
●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
●	the costs of, and timing for, strengthening our manufacturing agreements for production of sufficient clinical quantities of our product candidates;
●	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally;
●	the costs of acquiring or undertaking the development and commercialization efforts for additional, future therapeutic applications of our product candidates;
●	the magnitude of our general and administrative expenses; and
●	any cost that we may incur under current and future in-and-out-licensing arrangements relating to our product candidates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2023, there were no changes made to our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 10 to our unaudited condensed consolidated financial statements.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2023 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2023 and pursuant to the funding of the first tranche of the Loan Agreement, the Company issued to each of Avenue and Avenue 2 (collectively, the “Warrant holders”) warrants to purchase up to 93,537 and 140,306 shares, respectively, of Company common stock (each, a “Warrant” and collectively, the “Warrants”). The Warrants expire on June 15, 2028 (the “Expiration Date”) and have an exercise price per share equal to the lesser of (i) $5.88 and (ii) the price per share of the Company’s next bona fide round of equity financing after the Closing Date and before June 30, 2024 in which the Company sells or issues shares of its common stock, excluding certain excluded issuances as defined in the Supplement to the Loan and Security agreement.

The Warrant holders may exercise the Warrants at any time, or from time to time up to and including the Expiration Date, by making a cash payment equal to the exercise price multiplied by the quantity of shares. The Warrant holders may also exercise the Warrants on a cashless basis by receiving a net number of shares calculated pursuant to the formula set forth in the Warrants. The Warrants are subject to anti-dilution adjustments for stock dividends, stock splits, and reverse stock splits.

The Warrants and the shares of Common Stock issuable upon exercise thereof were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as transactions not involving a public offering, as well as similar exemptions under applicable state securities laws, in reliance upon the following facts: no general solicitation was used in the offer or sale of such securities; the recipient of the securities had adequate access to information about the Company; the recipient of such securities represented its acquisition thereof as principal for its own account and its lack of any arrangements or understandings regarding the distribution of such securities; the recipient of such securities represented its capability of evaluating the merits of an investment in the Company’s securities due to its knowledge, sophistication and experience in business and financial matters; and such securities were issued as restricted securities with restricted legends referring to the Securities Act. No such securities may be offered or sold in the United States in the absence of an effective registration statement or exemption from applicable registration requirements. No statement in this document or the attached exhibits is an offer to purchase or sell or a solicitation of an offer to sell or buy the Company’s securities, and no offer, solicitation or sale will be made in any jurisdiction in which such offer, solicitation or sale is unlawful.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., dated January 9, 2017, filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated June 25, 2019, filed as Exhibit 3.3 to our Annual Report on Form 10-K, as filed with the SEC on June 28, 2019, and incorporated herein by reference.

3.4	Amended and Restated Bylaws of AIT Therapeutics, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.2	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 10.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.3	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017, and incorporated herein by reference.

4.4	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on February 22, 2018, and incorporated herein by reference.

4.5	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

4.6	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of June 15, 2023, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

4.7	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of June 15, 2023, filed as Exhibit 4.2 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

10.1	Loan and Security Agreement, by and among Beyond Air, Inc., Beyond Air Ltd., Avenue Capital Management II, L.P., as Agent, and the Lenders party thereto, dated as of June 15, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

10.2	Supplement to the Loan and Security Agreement, by and among Beyond Air, Inc., Avenue Capital Management II, L.P., as Agent, and the Lenders party thereto, dated as of June 15, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEYOND AIR, INC.

/s/ Steven Lisi
Date: August 10, 2023	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Larson
Date: August 10, 2023	Douglas Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)

