Form 10-Q
period 2023-09-30
Beyond Air, Inc.
filed 2023-11-13
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 31,972,434 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,179	$29,158
Marketable securities	25,463	16,724
Restricted cash	5,231	10,129
Accounts receivable	205	-
Inventory, net	1,574	1,129
Grant receivable	-	420
Other current assets and prepaid expenses	1,481	1,850
Total current assets	47,134	59,410
Licensed right to use technology	1,529	1,632
Right-of-use lease assets	2,294	2,493
Property and equipment, net	6,824	5,003
Other assets	224	212
TOTAL ASSETS	$58,005	$68,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,292	$2,016
Accrued expenses	8,496	16,613
Operating lease liability, current portion	391	376
Loans payable, current portion	275	775
Total current liabilities	12,454	19,780

Operating lease liability, net	2,087	2,321
Long-term debt	14,044	120
Warrant Liability	238	-
Derivative liability	349	-
Other long-term liabilities	-	4,500
Total liabilities	29,173	26,721

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 31,972,434 and 30,738,585 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	3	3
Treasury stock	(25)	(25)
Additional paid-in capital	235,495	217,339
Accumulated deficit	(209,770)	(179,455)
Accumulated other comprehensive income	43	53
Total stockholders’ equity attributable to Beyond Air, Inc	25,746	37,915
Non-controlling interest	3,085	4,113
Total equity	28,831	42,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,005	$68,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$239	$-	$298	$-

Cost of revenue	432	179	735	179

Gross loss	(193)	(179)	(437)	(179)

Operating expenses:

Research and development	(7,130)	(4,452)	(11,826)	(7,678)
General and administrative	(10,211)	(7,990)	(21,147)	(16,203)
Operating expenses	(17,342)	(12,442)	(32,972)	(23,882)

Operating loss	(17,535)	(12,621)	(33,410)	(24,061)

Other income (loss)
Dividend/interest income and gains on marketable securities	641		1,050	-
Interest expense	(914)	(48)	(1,072)	(96)
Change in fair value of warrant liability	324	-	647	-
Change in fair value of derivative liability	500	-	1,012	-
Foreign exchange loss	(42)	(217)	(34)	(394)
Estimated liability for contingent loss	(400)	-	(598)	-
Other income / (expense)	-	88	(77)	99
Total other income (expense)	109	(177)	929	(391)

Benefit from income taxes	-	-	-	-

Net loss	$(17,426)	$(12,797)	$(32,481)	$(24,452)

Less : net loss attributable to non-controlling interests	(1,205)	(830)	(2,165)	(1,550)

Net loss attributable to Beyond Air, Inc.	(16,220)	(11,968)	(30,315)	(22,902)

Foreign currency translation gain /(loss)	(35)	171	(9)	343
Comprehensive loss attributable to Beyond Air, Inc.	$(16,255)	$(11,797)	$(30,325)	$(22,559)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.51)	$(0.40)	$(0.96)	$(0.77)

Weighted average number of shares, outstanding, basic and diluted	31,800,492	29,898,825	31,592,880	29,893,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2023	30,738,585	$3	$(25)	$217,339	$(179,455)	$53	$4,113	$42,028
Issuance of common stock upon exercise of options	42,500	-	-	217	-	-	-	217
At the market equity offering stock issuance of common stock, net	930,232	-	-	5,813	-	-	-	5,813
Stock-based compensation	-	-	-	5,580	-	-	535	6,115
Other comprehensive income	-	-	-	-	-	25	-	25
Net loss	-	-	-	-	(14,095)	-	(960)	(15,055)
Balance as of June 30, 2023	31,711,317	$3	$(25)	$228,949	$(193,550)	$78	$3,688	$39,143

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of July 1, 2023	31,711,317	$3	$(25)	$228,949	$(193,550)	$78	$3,688	$39,143
Issuance of common stock upon exercise of options	-	-	-	-	-	-	-	-
At the market equity offering stock issuance of common stock, net	261,117	-	-	688	-	-	-	688
Stock-based compensation	-	-	-	5,858	-	-	603	6,460
Other comprehensive income	-	-	-	-	-	(35)	-	(35)
Net loss	-	-	-	-	(16,220)	-	(1,205)	(17,426)
Balance as of September 30, 2023	31,972,434	$3	$(25)	$235,495	$(209,770)	$43	$3,085	$28,831

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Six Months Ended
	September 30,
	2023	2022

Cash flows from operating activities
Net loss	$(32,481)	$(24,452)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	682	235
Amortization of licensed right to use technology	102	102
Stock-based compensation	12,575	9,338
Amortization of debt discount and accretion of debt issuance costs	413	-
Change in fair value of warrant liability	(647)	-
Change in fair value of derivative liability	(1,012)	-
Amortization of operating lease assets	175	138
Foreign currency adjustments	1	394
Write-off of assets no longer used	-	235
Unrealized gain/(loss) in marketable securities	105	-
Provision for inventory losses	61	49
Changes in:
Grant receivable	420	87
Inventory	(505)	(363)
Accounts receivable	(205)	-
Other current assets and prepaid expenses	367	421
Accounts payable	1,277	864
Accrued expenses	(12,605)	(3,108)
Operating lease liabilities	(194)	-
Net cash used in operating activities	$(31,472)	$(16,059)

Cash flows from investing activities
Purchase of marketable securities	(55,213)	(32,617)
Proceeds from sale of marketable securities	46,269	-
Security deposits made on operating leases	-	2
Purchase of property and equipment	(2,477)	(1,221)
Net cash used in investing activities	$(11,421)	$(33,835)

Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings	6,501	214
Proceeds from issuance of common stock through exercise of stock options	217	-
Proceeds from loan	15,817	-
Payment of loan	(500)	(617)
Net cash provided by and (used in) financing activities	$22,036	$(403)

Effect of exchange rate changes on cash and cash equivalents	(19)	2

Decrease in cash, cash equivalents and restricted cash	$(20,876)	$(50,296)
Cash, cash equivalents and restricted cash at beginning of period	39,287	90,230
Cash, cash equivalents and restricted cash at end of period	$18,410	$39,934
Supplemental disclosure of non-cash investing and financing activities
Debt discount	$4,541	$-
End of term loan liability	$(613)	$-
Warrant liability	$(885)	$-
Derivative liability	$(1,361)	$-
Right-of-use assets	$-	$274
Operating lease liability	$-	$274

Supplemental disclosure of cash flow items:
Interest paid	$369	$16
Income taxes paid	$-	$64

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

The Company is a commercial-stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. The Company’s first device, LungFit® PH (“LungFit® PH”) received premarket approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) in June 2022. The NO generated by the LungFit® PH system is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. This condition is commonly referred to as persistent pulmonary hypertension of the newborn (“PPHN”). The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. In July 2022, the Company commenced marketing LungFit® PH in the United States for PPHN as a medical device.

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

The second program which does not utilize the LungFit® platform partially inhibits neuronal nitric oxide synthase (nNOS) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). On June 15, 2023, the Company announced that it has entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (the “University”) to acquire the commercial rights for nNOS inhibitors being developed for the treatment of ASD and other neurological conditions. Currently, there are no FDA-approved therapies specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air will make payments to the University over the three-year period from the date of the agreement for pre-clinical work. Also, the Company will pay a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones. The Company expects this program to progress from preclinical to a phase 1 clinical trial by 2025.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2023 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 (the “2023 Annual Report”), filed with the U.S. Securities and Exchange Commission on June 22, 2023. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the 2023 Annual Report

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of all of the Company’s subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. As the Company has both the power to direct activities of Beyond Cancer that most significantly impact Beyond Cancer’s economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations is reported as “non-controlling interest” on the Company’s unaudited condensed consolidated balance sheets and as “net loss attributable to non-controlling interest” in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

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

Liquidity Risks and Uncertainties

The Company used cash in operating activities of $31.5 million for the six months ended September 30, 2023, and has accumulated losses attributable to the stockholders of Beyond Air of $209.8 million. The Company had cash, cash equivalents and marketable securities of $38.6 million as of September 30, 2023. Based on management’s current business plan, the Company estimates that its cash, cash equivalents and marketable securities are sufficient to finance its operating requirements for at least one year from the date these unaudited condensed consolidated financial statements were filed.

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

On February 4, 2022 the Company entered into an At-The-Market Offering Sales Agreement, with Truist Securities, Inc and Oppenheimer & Co, Inc. (the “2022 ATM”) for $50 million. The Company has $39.8 million available under this agreement as of September 30, 2023 (see Note 4).

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

Conditions in Israel may materially and adversely affect the Company’s business.

In October 2023, Hamas conducted several terrorist attacks in Israel resulting in ongoing war across the country, forcing the closure of the Company’s offices in Israel for several days. Any armed conflicts, terrorist activities or political instability involving Israel or other countries in the region could adversely affect the Company’s business. Moreover, the Company has a significant number of employees located in Israel. The Company’s operations could also be disrupted by the absence for significant periods of one or more key employees or a significant number of other employees because of military service. While there are business continuity plans in place to address the military call-ups, any of these circumstances could have a material adverse effect on the Company’s business.

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

As of September 30, 2023 and March 31, 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, marketable securities, accounts payable, long term debt, liability classified warrants and derivative liabilities. The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for cash and cash equivalents, restricted cash and marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long term debt approximates fair value based on current interest rates for similar types of borrowings and is in Level 3 of the fair value hierarchy. The liability classified warrants and derivative liabilities are each recorded at their fair value and are Level 3 of the fair value hierarchy.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts as of September 30, 2023 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities :
Corporate debt securities	$100	$100	$-	$-
Government securities	10,863	10,863	-	-
Mutual funds	14,500	14,500	-	-
Total assets measured and recorded at fair value	$25,463	$25,463	$-	$-

Liabilities :
Warrant liability	$238	$-	$-	$238
Derivative liability	349	-	-	349
Total liabilities measured and recorded at fair value	$588	$0	$-	$588

The fair value amounts as of March 31, 2023 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities :
Corporate debt securities	$1,597	$1,597	$-	$-
Government securities	1,013	1,013	-	-
Mutual funds	14,114	14,114	-	-
Total assets measured and recorded at fair value	$16,724	$16,724	$-	$-

Liabilities :
Warrant liability	$-	$-	$-	$-
Derivative liability	-	-	-	-
Total liabilities measured and recorded at fair value	$-	$-	$-	$-

Level 3 Valuation

The common stock warrants issued in connection with the Loan and Security Agreement (as defined below) in June 2023 (Note 10) are recorded as a warrant liability within the unaudited condensed consolidated balance sheet as of September 30, 2023 as the warrants contain certain settlement features that are not indexed to the Company’s own stock. In addition, the conversion feature embedded within the long term debt required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and recorded as a derivative liability. The warrants and derivative liability are remeasured each reporting period with the change in fair value recorded to other income (expense) in the condensed consolidated statement of operations and comprehensive loss until the warrants and derivative are exercised, expired, reclassified or otherwise settled. The significant assumptions used in valuing the warrants and derivative were as follows:

	Warrants	Derivative
Expected term (in years)	4.75	3.75
Volatility	76%	76%
Risk-free rate	4.63%	4.63%

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants and derivatives for the six months ended September 30, 2023 (in thousands):

	Warrants	Derivative
Issuances	$885	$1,361
Change in fair value	(647)	(1,012)
Balance at September 30, 2023	$238	$349

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as assets or liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

As of September 30, 2023 and March 31, 2023, restricted cash included approximately $5.2 million and $10.1 million, respectively. Restricted cash declined by $4.9 million from March 31, 2023 to September 30, 2023, as a $7.4 million supersedeas bond held as collateral pending the outcome of the appeal on Empery Asset Master, Ltd., et. al. vs. AIT Therapeutics, Inc. (the “Empery Suit”) was released in satisfaction of judgement in April 2023 (Note 10). In addition, an incremental $2.5 million was provided to a third party vendor in order to secure long lead-time materials.

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type and restricted cash as shown on the Company’s condensed consolidated statements of cash flows for:

(in thousands)	September 30, 2023	March 31, 2023
Cash and cash equivalents	$13,179	$29,158
Restricted cash	5,231	10,129
Total cash, cash equivalents and restricted cash	$18,410	$39,287
Marketable securities:
Marketable debt securities
Corporate debt securities	$100	$1,597
U.S. government securities	10,863	1,013
Mutual fund (ultra-short-term income)	14,500	14,114
Total marketable securities	$25,463	$16,724

Total cash, cash equivalents, marketable securities and restricted cash	$43,874	$56,011

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of September 30, 2023, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains and (Losses)
Corporate debt securities	$100	$3
U.S. government securities	10,863	88
Mutual fund (ultra-short-term income)	14,500	14
Total short-term marketable securities	$25,463	$105

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

Segment Reporting

Commencing with the creation of Beyond Cancer in November 2021, the Company’s operations became classified into two segments, Beyond Air and Beyond Cancer. Each segment has its own management team, board of directors, corporate officers and legal entities. As of September 30, 2023, Beyond Air, Inc. owns 80% of the common stock of Beyond Cancer. The segment reporting is based on the manner in which the Company’s CEO as chief operating decision maker assesses performance and allocates resources across the organization. The Beyond Air segment includes unallocated corporate expenses associated with the public company fees as well as all corporate related assets and liabilities.

The following table summarizes segment financial information by business segment as of September 30, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents, marketable securities and certain restricted cash	$27,286	$16,588	$43,874
All other assets	14,113	18	14,131
Total assets	$41,399	$16,607	$58,005
Total liabilities	$(28,015)	$(1,159)	$(29,173)
Net assets	$13,384	$15,448	$28,831
Non-controlling interests	$-	$3,085	$3,085

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table summarizes segment financial information by business segment as of March 31, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents, marketable securities and certain restricted cash	$25,388	$20,494	$45,882
All other assets	22,310	557	22,867
Total assets	$47,699	$21,051	$68,749
Total liabilities	$(26,201)	$(520)	$(26,721)
Net assets	$21,498	$20,530	$42,028
Non-controlling interests	$-	$4,113	$4,113

The following table summarizes segment financial performance by business segment for the six months ended September 30, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$298	$-	$298
Net loss for the six months ended September 30, 2023	$(21,654)	$(10,827)	$(32,481)

The following table summarizes segment financial performance by business segment for the three months ended September 30, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$239	$-	$239
Net loss for the three months ended September 30, 2023	$(11,398)	$(6,027)	$(17,426)

The following table summarizes segment financial performance by business segment for the six months ended September 30, 2022:

(in thousands)	Beyond Air	Beyond Cancer	Total

Revenue	$-	$-	$-
Net loss for the six months ended September 30, 2022	$(16,703)	$(7,749)	$(24,452)

The following table summarizes segment financial performance by business segment for the three months ended September 30, 2022:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$-	$-	$-
Net loss for the three months ended September 30, 2022	$(8,650)	$(4,148)	$(12,797)

Research and Development

Research and development expenses are charged to the condensed consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. In the six months ended September 30, 2023 and September 30, 2022, the Company received $0 and $182 thousand, respectively, in AU Tax Rebates.

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

In the three months ended September 30, 2023, the Company purchased approximately 88% of its materials from two third-party vendors, with these vendors representing 80% and 8%, respectively. In the three months ended September 30, 2022, the Company purchased approximately 80% of its materials from two third-party vendors, with these vendors representing 59% and 21%, respectively.

In the six months ended September 30, 2023, the Company purchased approximately 86% of its materials from two third-party vendors, with these vendors representing 73% and 13%, respectively. In the six months ended September 30, 2022, the Company purchased approximately 69% of its materials from two third-party vendors, with these vendors representing 53% and 16%, respectively.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06 (“ASU 2020-06”), Debt — Debt with Conversion and Other Options (“Subtopic 470-20”), to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity, which the Company adopted on April 1, 2023. ASU 2020-06 eliminated the beneficial conversion (and cash conversion) accounting models in Subtopic 470-20 that require separate accounting for embedded conversion features, and simplified the settlement assessment to determine whether it qualifies for equity classification. In addition, the new guidance requires entities to use the if-converted method to calculate earnings per share for all convertible instruments and to include the effect of share settlement for instruments that may be settled in cash or shares. The Company adopted ASU 2020-06 using the modified retrospective approach and applied the guidance to all financial instruments that were outstanding as of the beginning of 2023. As the Company had not previously separated any financial instruments under the beneficial conversion or cash conversion accounting models, there was no cumulative effect adjustment to the opening balance of retained earnings as a result of adopting ASU 2020-06.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	September 30, 2023	March 31, 2023

Clinical and medical equipment	$1,446	$1,365
Equipment deployable as part of a service offering	5,305	3,027
Computer equipment	840	779
Furniture and fixtures	534	505
Leasehold improvements	607	581
	8,733	6,256
Accumulated depreciation	(1,909)	(1,254)
	$6,824	$5,003

Depreciation and amortization for the three months ended September 30, 2023 and September 30, 2022 was $0.4 million and $0.1 million, respectively.

Depreciation and amortization for the six months ended September 30, 2023 and September 30, 2022 was $0.7 million and $0.2 million, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY

On February 4, 2022, the Company entered into an At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co, Inc. (the “2022 ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50.0 million from time to time and at various prices, subject to the conditions and limitations set forth in the 2022 ATM. If shares of the Company’s common stock are sold, there is a 3% fee paid to the sales agent.

For the six months ended September 30, 2023, the Company received net proceeds of $6.5 million from the sale of 1,191,349 shares of common stock. As of September 30, 2023, there were $39.8 million in funds available under the 2022 ATM. For the six months ended September 30, 2022, the Company received net proceeds of $0.2 million from the sale of 19,300 shares of common stock.

The Company received net proceeds of $0.2 million for 42,500 shares of common stock from the exercise of stock options in May 2023.

Stock Option Plans

The Company’s Fifth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. On January 9, 2023, the Company’s Board of Directors approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 3,000,000, which was approved by the Company’s stockholders at the 2023 annual stockholder meeting on March 9, 2023. The 2013 BA Plan has 10,600,000 shares authorized for issuance. As of September 30, 2023, 417,376 shares were available under the 2013 BA Plan.

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the quarterly period ended September 30, 2023 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2023	1,101,100	$6.78
Granted	1,000	5.65
Vested	-	-
Forfeited	(6,800)	5.06
Unvested as of September 30, 2023	1,095,300	$6.79

Stock-based compensation expense related to these stock issuances for the three months ended September 30, 2023 and September 30, 2022 was $0.7 million and $0.7 million respectively.

Stock-based compensation expense related to these stock issuances for the six months ended September 30, 2023 and September 30, 2022 was $1.5 million and $1.4 million respectively. The unrecognized compensation cost is $3.6 million and the weighted average remaining service period is 1.6 years.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

A summary of the change in options for the six months ended September 30, 2023,is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of April 1, 2023	8,198,881	$5.83	8.4	$8,306
Granted	102,500	4.48	-	-
Exercised	(42,500)	5.10	-	-
Forfeited	(130,855)	6.58	-	-
Outstanding as of September 30, 2023	8,128,026	$5.83	7.6	$-
Exercisable as of September 30, 2023	3,580,901	$5.14	5.9	$-

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer’s common shares. The vesting terms of the options issued under the 2021 BC Plan are generally four years and expire ten years from the grant date. On December 1, 2021, Beyond Cancer’s Board of Directors approved to reserve for issuance 2,000,000 common shares. On November 3, 2022, Beyond Cancer’s Board of Directors approved to reserve for issuance an additional 2,000,000 common shares. The 2021 BC Plan has 4,000,000 common shares authorized for issuance. As of September 30, 2023, 237,250 common shares were available under the 2021 BC Plan.

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of April 1, 2023	3,817,000	$2.88	9.2	$23,486
Granted	80,000	5.50	-	-
Exercised	-	-	-	-
Forfeited	(134,250)	5.50	-	-
Outstanding as of September 30, 2023	3,762,750	$5.50	8.7	$-
Exercisable as of September 30, 2023	455,500	$5.50	8.3	$-

As of September 30, 2023, the Company had unrecognized stock-based compensation expense in the 2013 BA Plan of approximately $11.5 million which was expected to be expensed over the weighted average remaining service period of 1.5 years.

As of September 30, 2023, the Company had unrecognized stock-based compensation expense in the 2021 BC Plan of approximately $13.6 million which is expected to be expensed over the weighted average remaining service period of 1.5 years. On September 7, 2023, Beyond Cancer’s Board of Directors approved a modification to the exercise prices of all previously issued options to $5.50 per share. For the six months ended September 30, 2023 and September 30, 2022, the weighted average fair value of options granted was $4.59 and $5.98 per share, respectively. In line with ASC718, we have amended the stock compensation expense to reflect this de minimis adjustment.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The following was utilized to calculate the fair value of options on the date of grant:

	September 30, 2023	September 30, 2022
Risk-free interest rate	4.3 – 4.5%	2.5 – 3.7%
Expected volatility (Beyond Air)	81.7 – 81.9%	87.4 - 89.1%
Expected volatility (Beyond Cancer)	104.3 – 106.2%	104.7-106.7%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock units for the three and six months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$1,379	$1,002	$2,585	$1,957
General and administrative	5,081	3,713	9,990	7,381
Total stock-based compensation expense	$6,460	$4,714	$12,575	$9,338

Warrants

A summary of the Company’s outstanding warrants as of September 30, 2023 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

Third-party license agreement	208,333	$4.80	$-	January 2024
March 2020 loan	172,187	$7.26	-	March 2025
NitricGen agreement	80,000	$6.90	-	January 2028
Avenue agreement	233,843	$5.88	-	June 2028
Total	694,363	$6.02	$-

Warrants to purchase up to 233,843 of Company common stock were issued to Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”) in the six months ended September 30, 2023 and are liability classified. No warrants were exercised in this period. All other warrants outstanding are equity classified. There were zero warrants issued or exercised in the six months ended September 30, 2022.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of September 30, 2023 and March 31, 2023 is as follows (in thousands):

	September 30, 2023	March 31, 2023
Research and development	$295	$128
Insurance	376	908
Prepaid rents and tenant improvement	48	-
Prepaid marketing materials	114	-
Value added tax receivable	223	231
Demonstration materials	277	245
Other	149	337
Total	$1,481	$1,850

NOTE 6 ACCRUED EXPENSES

A summary of the accrued expenses as of September 30, 2023 and March 31, 2023 is as follows (in thousands):

	September 30, 2023	March 31, 2023
Research and development	$1,180	$426
Professional fees	581	1,221
Employee salaries and benefits	1,397	985
Contingent litigation and settlements (Note 10)	400	10,298
Circassia settlement – current portion (Note 8)	4,500	3,500
Goods received not invoiced	180	-
Other	258	184
Total short-term accrued expenses	$8,496	$16,613

Circassia settlement – long-term portion (Note 8)	$-	$4,500
Total other long-term liabilities	$-	$4,500

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	September 30, 2023	September 30, 2022

Common stock warrants	694,363	460,520
Common stock options	8,128,026	5,581,631
Restricted shares	1,095,300	949,600
Loan and Security – conversion feature	392,465	-
Total	10,310,154	6,991,751

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

On May 25, 2021, the Company and Circassia entered into a settlement agreement (the “Settlement Agreement”) resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three instalments, the first payment of $2.5 million was triggered upon FDA approval (fixing the “Initial Payment Due Date” at July 28, 2022). Thereafter, the Company shall pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6 million. $2.5 million was paid to Circassia in July 2022, $3.5 million was paid in August 2023 and the final $4.5 million is payable in the second fiscal quarter of 2025. As of September 30, 2023 and March 31, 2023 $4.5 million and $8.0 million is included in accrued liabilities.

NOTE 9 GRANT COLLABORATION AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.2 million from the CFF to advance the clinical development of high concentration NO for the treatment of NTM pulmonary disease, which disproportionally affects cystic fibrosis patients. Under the terms of the agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot clinical trial. The grant provides milestones based upon achieving performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The royalties are capped at four times the grant actually paid to the Company. A total of $1.7 million has been recognized as a reduction of R&D costs from this grant to date. Since the beginning of the pilot clinical trial, the Company has received milestone payments totaling $1.7 million.

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

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides 12 months’ notice of intent not to renew. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of September 30, 2023 was approximately $4.7 million with this supplier. This supplier holds $5.1 million of restricted cash to partially secure materials on the Company’s behalf.

Contingencies

In April 2023, the Company paid a total of $7.6 million including damages and interest in satisfaction of judgment in resolution of Empery Asset Master, Ltd. Et AL, vs AIT Therapeutics Inc. This had been accrued as of March 31, 2023.

In December 2021, Hudson Bay Master Fund (“Hudson”) filed a lawsuit in the Supreme Court on the State of New York against the Company relating to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering. Hudson’s complaint alleged breach of contract and that Hudson is entitled to damages and interest as a result of certain adjustments to the exercise price and number of warrant shares issuable following a February 2018 financing transaction. The lawsuit was settled in July 2023 and $3.1 million was paid for defense and indemnity costs in the current fiscal quarter ended September 30, 2023. As of September 30, 2023 and March 31, 2023 $0 and $2.7 million respectively are included in accrued liabilities.

From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 COMMITMENTS AND CONTINGENCIES (continued)

Loan and Security Agreement

On June 15, 2023 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), and the Lenders. Also on June 15, 2023, the Company entered into a Supplement to the Loan and Security Agreement (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders. The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $40 million, with (i) $17.5 million advanced on the Closing Date (“Tranche 1”), (ii) up to $10 million which may be advanced upon the request of the Company between April 1, 2024 and September 30, 2024, subject to the Company having achieved total revenue derived from the sale of LungFit® PH (other than licensing revenue) (“Product Revenue”) for the three-month period prior to funding of not less than 85% of projected Product Revenue for such period (“Tranche 2”), and (iii) up to $12.5 million which may be advanced after April 1, 2024 (the “Discretionary Tranche”), subject to (a) the Agent and Lenders having received investment committee approval and (b) the Company and Lenders having mutually agreed to draw and fund, such amount. The Loans are due and payable on June 1, 2027 (the “Maturity Date”). The Loan principal is repayable in equal monthly instalments beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months contingent upon the Company’s achievement of at least $40 million of Product Revenue in the fiscal year ending March 31, 2025, provided the Company has fully drawn Tranche 2. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. The Company may, subject to certain parameters, voluntarily prepay the Loans, in whole or in part, at any time. If prepayment occurs on or before the one-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 3.00%; if prepayment occurs after the one-year anniversary of the Closing Date and on or before the two-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 2.00%; if prepayment occurs after the two-year anniversary and on or before the three-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.50%; and if prepayment occurs after the three-year anniversary of the Closing Date and before the Maturity Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.00%. A final payment fee of 3.50% of the principal amount of the Tranche 1 and Tranche 2 Loans is also due upon the Maturity Date or any earlier date of prepayment (in the case of any partial prepayment, solely with respect to the principal amount being prepaid). The Loans are guaranteed by the Company’s subsidiaries, Beyond Air Ltd. and Beyond Air Ireland Limited, and certain of the Company’s future subsidiaries (collectively, the “Guarantors”). The Company’s obligations under the Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of the Company’s assets and have been or will be secured by a pledge of substantially all of the assets of the Guarantors.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 COMMITMENTS AND CONTINGENCIES (continued)

The Company received $15.8 million in net proceeds on June 15, 2023 after all fees and advanced interest had been deducted.

Maturity of Long-Term Loan (in thousands)	September 30, 2023

2025	$1,750
2026	7,000
2027	7,000
2028	1,750
Total	$17,500

Components of Loan and Security Agreement

	September 30, 2023	June 15, 2023 (Closing)

Amount outstanding	$17,500	$17,500
Debt discount	(4,541)	(4,541)
Amortization of debt discount	413	-
Final payment liability	613	613
Total	$13,985	$13,572

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements.” Beyond Air, Inc (together with its subsidiaries, “Beyond Air” or “we”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective product candidates and products, product approvals, timing of our clinical development activities, research and development costs, timing and likelihood of success and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements express or implied by the forward-looking statements.

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

Introduction

We are a commercial-stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. Our first device, LungFit® PH received premarket approval (“PMA”) from the FDA in June 2022. The NO generated by the LungFit® PH system is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. This condition is commonly referred to as persistent pulmonary hypertension of the newborn (“PPHN”). The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. In July 2022, we commenced marketing LungFit® PH in the United States for PPHN as a medical device.

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

We have submitted a PMA supplement in November 2023 for the expansion of the label to include certain cardiac surgeries and we also expect to receive CE mark under the Medical Device Regulation (“MDR”) in the EU during fiscal year 2024. According to the most recent year-end report from Mallinckrodt Pharmaceuticals (“Mallinckrodt”), sales of NO were $339.7 million in 2022 (down from $448.5 million in 2021) for the United States, Canada, Japan, Mexico and Australia, with ~90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the U.S. sales potential of LungFit® PH in PPHN to be approximately $350 million and worldwide sales potential to be approximately $700 million. We initiated the first phase of our commercial launch in July 2022, and entered into phase 2 with an expanded commercial presence during the spring of 2023 in the U.S. and will continue to work toward a potential launch in the EU and globally in early 2024 and beyond.

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

Following completion of the clinical trial and the 180-day follow-up period, incremental data were provided in a poster presentation at IDWeek 2022 held from October 19, 2022, through October 23, 2022 in Washington, D.C. In addition to the positive clinical results provided at ECCMID 2022, the poster showed a larger decline in c-reactive protein (“CRP”) from baseline for patients treated with NO + SST compared to the control group. Analysis of the data provides compelling evidence that high concentration NO delivery with the LungFit® PRO generator and delivery system can be a powerful tool against any type of pneumonia, especially COVID-19. The Company has commenced a clinical trial in 2023 in the United States and anticipates completion of the trial in the second quarter of calendar 2024.

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

Additionally, long-term safety data for high concentration inhaled NO in bronchiolitis was presented at the Pediatric Academic Societies Meeting 2022 (PAS 22), which was held in Denver, Colorado from April 21, 2022 through April 25, 2022. A total of 101 infants from the three prior pilot studies for bronchiolitis (n=198) participated in the long-term follow-up clinical trial. Clinical trial endpoints for the long-term safety clinical trial included percentage of patients re-hospitalized for bronchiolitis related reasons, such reasons included wheezing episodes, pneumonia, and asthma and the percentage of patients re-hospitalized for any reason. Data from the clinical trial showed the re-hospitalization rate per 100 Patient Exposure Years (PEY) due to bronchiolitis related reasons trended favorably for the inhaled NO group. In addition, the long-term patient re-hospitalization rate for any reason was similar between inhaled NO and control groups. As such, the clinical trial concluded that the treatment of hospitalized infants with acute bronchiolitis by intermittent high dose inhaled NO shows a favorable long-term safety profile.

We believe that the entirety of data at 150 ppm – 160 ppm NO in both adult and infant patient populations supports further development of LungFit® PRO in a pivotal clinical trial for patients hospitalized with VCAP or bronchiolitis.

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

After completion of the clinical trial, we presented positive results at the American College of Chest Physicians (“CHEST”) annual meeting, held from October 16, 2022 through October 19, 2022, further supporting development of intermittent high dose NO for the treatment of NTM. The clinical trial demonstrated that high dose NO treatment was well-tolerated in both the home and hospital settings. During the 10-week at-home treatment period of the clinical trial, a total of 2,492 inhalations were self-administered with overall high treatment compliance (>90%). There were no SAEs related to treatment discontinuations reported over the 12-week treatment or 12-week follow up periods. Key efficacy endpoints showed strong results with improvement seen in the majority of quality-of-life domains. Respiratory function and physical function were maintained during treatment and follow-up. Trends in the reduction of microbial load were observed and one patient achieved culture conversion with three consecutive negative sputum samples. We anticipate commencing a pivotal clinical trial in calendar year 2025 following discussions with the FDA.

Our program in COPD is in the preclinical stage and will move forward subject to obtaining additional financing.

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

In October 2023 Beyond Cancer presented positive pre-clinical data at the EORTC International Conference on Molecular Targets and Cancer Therapeutics demonstrating a statistically significant survival benefit in mice treated with UNO plus anti-PD1 versus anti PD1 alone. This was a pooled analysis of multiple studies done with 50,000 or 100,000 ppm NO for a single administration of 5 or 10 minutes. Additionally, Beyond Cancer’s second manuscript was published in the Cells Journal in an article titled Intratumoral Administration of High-Concentration Nitric Oxide and Anti-mPD-1 Treatment Improves Tumor Regression Rates and Survival in CT26 Tumor-Bearing Mice.

During the first week of November 2023, at the Society for Immunotherapy Conference (SITC) in San Diego, Beyond Cancer presented top line data from the phase 1a, first-in-human trial. In 5 patients, who had failed on average 6 prior treatment regimens, the data presented shows that one 5-minute intratumoral administration of 25,000 ppm nitric oxide was safe and tolerable. An immunostimulatory effect was evident over the 7-21 day observation period with upregulation of key biomarkers such as cytotoxic T-cells, T-central memory cells, M1 macrophages, and dendritic cells while downregulation of T-regulatory cells and mononuclear-myeloid-derived suppressor cells was shown. We expect to present data from the completed phase 1a study and commence a phase 1b study in calendar year 2024.

Selective neuronal nitric oxide synthase (nNOS) inhibitor for the treatment of neurological conditions in collaboration with Hebrew University of Jerusalem

On June 15, 2023, we announced that we had entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (the “University”) to acquire the commercial rights for neuronal nitric oxide synthase (nNOS) inhibitors being developed for the treatment of autism spectrum disorder (“ASD”) and other neurological conditions. Currently, there are no FDA-approved therapies utilizing nNOS inhibitors specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air will make payments to the University over the two-year period from the date of the agreement for preclinical work. Also, we will pay a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones.

Work is currently being done by the University in a preclinical setting. We expect the program to progress into a phase 1 first-in-human clinical trial in calendar year 2025.

Critical Accounting Estimates and Policies

A critical accounting policy and related estimates are both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States (U.S. GAAP), and all applicable U.S. GAAP accounting standards effective as of September 30, 2023, have been taken into consideration in preparing the unaudited condensed consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Contingent loss judgments and estimates,

●	Research and development expense recognition,

●	Stock-based compensation valuation and attribution

Results of Operations and Comprehensive Loss

Below are the results of operations for the three and six months ended September 30, 2023 and September 30, 2022:

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$239	$-	$298	$-

Cost of revenue	432	179	735	179

Gross loss	(193)	(179)	(437)	(179)

Research and development	(7, 130)	(4,452)	(11,826)	(7,678)
General and administrative	(10,211)	(7,990)	(21,147)	(16,203)
Operating expenses	(17,342)	(12,442)	(32,972)	(23,882)

Operating loss	(17,535)	(12,621)	(33,410)	(24,061)

Other income (loss)
Dividend/interest income and gains on marketable securities	641	-	1,050	-
Interest expense	(914)	(48)	(1,072)	(96)
Change in fair value of warrant liability	324	-	647	-
Change in fair value of derivative liability	500		1,012	-
Foreign exchange gain/(loss)	(42)	(217)	(34)	(394)
Estimated liability for contingent loss	(400)	-	(598)	-
Other income / (expense)	-	88	(77)	99
Total other income (expense)	109	(177)	929	(391)

Benefit from income taxes	-	-	-	-

Net loss	$(17,426)	$(12,797)	$(32,481)	$(24,452)

Less : net loss attributable to non-controlling interests	(1,205)	(830)	(2,165)	(1,550)

Net loss attributable to Beyond Air, Inc.	(16,220)	(11,968)	(30,315)	(22,902)

Foreign currency translation gain/ (loss)	(35)	171	(9)	343
Comprehensive loss attributable to Beyond Air, Inc.	$(16,255)	$(11,797)	$(30,325)	$(22,559)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.51)	$(0.40)	$(0.96)	$(0.77)

Weighted average number of shares, outstanding, basic and diluted	31,800,492	29,898,825	31,592,880	29,893,414

Comparison of Three and Six Months Ended September 30, 2023 with the Three and Six Months Ended September 30, 2022

Revenues and Cost of Revenues

$0.2 million and $0 revenue was recognized for the three months ended September 30, 2023 and September 30, 2022, respectively. Cost of revenue of $0.4 million and gross losses of $0.2 million were recognized for the three months ended September 30, 2023, compared to a cost of revenue of $0.2 million and gross losses of $0.2 million for the three months ended September 30, 2022.

$0.3 million and $0 revenue was recognized for the six months ended September 30, 2023 and September 30, 2022, respectively. Cost of revenue of $0.7 million and gross losses of $0.4 million were recognized for the six months ended September 30, 2023, compared to a cost of revenue of $0.2 million and gross losses of $0.2 million for the six months ended September 30, 2022.

The increase was due to the commercial product launch at the end of June 2022. Cost of revenue exceeded revenue primarily driven by costs of supply chain infrastructure required to grow revenue in future periods and depreciation of devices purchased but not deployed.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2023 were $7.1 million as compared to $4.5 million for the three months ended September 30, 2022. The increase of $2.6 million was primarily attributed to an increase in spending on salaries ($1.1 million), an increase in stock-based compensation ($0.4 million) and spend related to pre-clinical studies ($0.9 million) of which $0.1 million was in Beyond Air and $0.8 million was in Beyond Cancer.

Research and development expenses for the six months ended September 30, 2023 were $11.8 million as compared to $7.7 million for the six months ended September 30, 2022. The increase of $4.1 million was attributed primarily to an increase in expenditure on pre-clinical studies ($1.8 million) and increases in R&D staff, with an increase in stock-based compensation and salaries (for a total of $2.3 million).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 and September 30, 2022 were $10.2 million and $8.0 million, respectively. The increase of $2.2 million was attributed primarily to an increase of $1.3 million due to stock based compensation cost, $0.6 million of salaries, $0.3 million of consulting costs and $0.4 million of legal fees.

Selling, general and administrative expenses for the six months ended September 30, 2023 and September 30, 2022 were $21.1 million and $16.2 million, respectively. The increase of $4.9 million was attributed primarily to an increase in stock-based compensation ($1.7 million in Beyond Air and $0.8 million in Beyond Cancer), rent ($0.2 million), consulting fees in relation to ex -US expansion and patent protections ($0.7 million), and salaries ($1.4 million in Beyond Air and $0.2 million in Beyond Cancer) mainly driven by an increase of 20 positions globally.

Other Income/Expense

Other expense for the three months ended September 30, 2023, and September 30, 2022 was income of $0.1 million and a loss $0.2 million, respectively. The increase in income was attributed primarily to increased dividend and interest income and gains on marketable securities of $0.6 million, a change in fair value of warrant liability of $0.3 million and derivative liability of $0.5 million on the Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”), partially offset by increased interest expense of $0.9 million and $0.4 million of non-product related litigation.

Other income/(expense) for the six months ended September 30, 2023, and September 30, 2022 was income of $0.9 million and an expense of $0.4 million, respectively. The $1.3 million increase in income is mainly due to a change in fair value of warrant liability of $0.6 million and derivative liability of $1.0 million on the Loan and Security Agreement, in addition to $1.0 million of interest and dividend income from our investments in marketable securities, partially offset by an increase in interest expense of $1.1 million and $0.6 million of non-product related litigation.

Net Loss Attributable to Non-controlling Interests

Net loss attributed to non-controlling interests for the three months ended September 30, 2023, was $1.2 million, compared to $0.8 million for the three months ended September 30, 2022. Net loss attributed to non-controlling interests for the six months ended September 30, 2023, was $2.2 million, compared to $1.6 million for the six months ended September 30, 2022. Non-controlling interests represent 20% of the net loss of our Beyond Cancer subsidiary, which was established in November 2021.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders of Beyond Air, Inc for the three months ended September 30, 2023, was ($16.2) million or a loss of ($0.51) per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the three months ended September 30, 2022 was ($12.0) million or a loss of ($0.40) per share, basic and diluted.

Net loss attributed to common stockholders of Beyond Air, Inc for the six months ended September 30, 2023, was ($30.3) million or a loss of ($0.96) per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the six months ended September 30, 2022 was ($22.9) million or a loss of ($0.77) per share, basic and diluted.

Liquidity and Capital Resources

Cash Flows

Below is a summary of our cash flows activities for the six months ended September 30, 2023 and September 30, 2022:

	Six Months Ended
	September 30,
(in thousands)	2023	2022

Net cash provided by (used in):
Operating activities	$(31,472)	$(16,059)
Investing activities	(11,421)	(33,835)
Financing activities	22,036	(403)
Effect of exchange rate changes on cash and cash equivalents	(19)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	$(20,876)	$(50,296)

Operating Activities

For the six months ended September 30, 2023 the net cash used in operating activities was $31.5 million which was primarily due to our net loss of $32.5 million, which includes $12.6 million of stock-based compensation, $0.4 million received in grant payments, $0.7 million of depreciation and amortization and $1.3 million decrease in accounts payable, partially offset by ($3.5) million of the payment of the second tranche of the Circassia settlement and ($2.9) million for the Hudson Bay settlement and ($7.6) million attributable to the resolution of Empery Asset Master, Ltd. Et AL, vs AIT Therapeutics Inc.

For the six months ended September 30, 2022 the net cash used in operating activities was $16.1 million which was primarily due to our net loss of $24.5 million, which includes $9.3 million of stock based compensation, $0.9 million increase in accounts payable, $0.5 million of depreciation and amortization and $0.5 million decrease in prepaid expenses (mainly related to prepaid insurance), partially offset by ($2.5) million of the first tranche of the Circassia settlement and ($0.3) million for inventory purchases.

Investing Activities

For the six months ended September 30, 2023 and September 30, 2022, net cash used in investing activities was $11.4 million and $33.8 million, respectively. In the six months ended September 2023, the Company invested $8.9 million of excess cash in high quality, short term, U.S. dollar denominated marketable equities with high liquidity, and $2.5 million for the purchase of property and equipment, mainly LungFit PH devices. In the six months ended September 30, 2022, we invested $32.6 million of excess cash in high quality, short term, U.S. dollar denominated marketable equities with high liquidity, and $1.2 million for the purchase of property and equipment, including LungFit PH devices.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2023 was $22.0 million, mainly from the Loan and Security Agreement of which the net proceeds were $15.8 million, and the issuance of common stock in connection with the ATM of $6.7 million partially offset by $0.5 million from the payment of short-term loans. Net cash used in financing activities for the six months ended September 30, 2022 was $0.4 million, mainly from the $0.6 million payment of loans related to the financing of directors and officers insurance, partially offset by $0.2 million of funds received from issuance of common stock through the 2022 ATM.

Future Funding Requirements

We have generated revenue of $0.3 million from the sale of products to date. We had an operating cash flow decrease of $31.5 million for the six months ended September 30, 2023 and we have experienced an accumulated loss of $209.8 million since inception through September 30, 2023. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $38.6 million and $5.2 million in restricted cash. We believe that our cash, cash equivalents, and marketable securities as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the financial reporting date.

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

On May 25, 2021, we and Circassia Limited (collectively with its affiliates, “Circassia”) entered a settlement agreement (the “Settlement Agreement”) resolving all claims by and between both parties and mutually terminating the agreement with Circassia disclosed in Note 8 above. Pursuant to the terms of the Settlement Agreement, we agreed to pay Circassia $10.5 million in three instalments, the first being a payment of $2.5 million triggered upon FDA approval (fixing the “Initial Payment Due Date” at July 28, 2022). Thereafter, we shall pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6 million. $2.5 million was paid to Circassia in July 2022 and $4.5 million has been recorded as an accrued liability for three months ended September 30, 2023. $3.5 million was paid in August 2023 and the final $4.5 million will be paid in the second fiscal quarter of 2025.

On February 4, 2022, we entered into an At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co, Inc. (the “2022 ATM”). Under the 2022 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50 million, from time to time and at various prices. If shares of our common stock are sold, there is a 3% fee paid to the sales agent. As of September 30, 2023, there was a balance of $39.8 million available under the 2022 ATM.

On June 15, 2023 (the closing date), we entered into the Loan Agreement with the Agent and the Lenders. Also, on June 15, 2023 we entered into a Supplement to the Loan and Security Agreement (collectively with the Agreement, the “Loan Agreement) with the Agent and Lenders. The Loan agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount of up to $40 million, with (i) $17.5 million advanced on the Closing Date, (ii) up to $10 million between April 1, 2024 and September 30, 2024, subject to our achieving revenue milestones, and (iii) up to $12.5 million after April 1, 2024, subject to mutual agreement. The Loans are due and payable on June 1, 2027. The Loan principal is repayable beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months. The Loans bear interest at a rate per annum equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. A final payment fee of 3.50% of the principal amount of the first two tranches under the Loan Agreement Loans is also due upon repayment of the principal (see Note 10).

We are subject to a financial covenant requiring us to maintain $5,000,000 in unrestricted cash. The Loan Agreement also contains affirmative and negative covenants customary for financing of this type.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2023, there were no changes made to our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 10 to our unaudited condensed consolidated financial statements.

ITEM 1A. Risk Factors

Conditions in Israel may materially and adversely affect the Company’s business.

In October 2023, Hamas conducted several terrorist attacks in Israel resulting in ongoing war across the country, forcing the closure of the Company’s offices in Israel for several days. Any armed conflicts, terrorist activities or political instability involving Israel or other countries in the region could adversely affect the Company’s business. Moreover, the Company has a significant number of employees located in Israel. The Company’s operations could also be disrupted by the absence for significant periods of one or more key employees or a significant number of other employees because of military service. While there are business continuity plans in place to address the military call-ups, any of these circumstances could have a material adverse effect on the Company’s business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., dated January 9, 2017, filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated June 25, 2019, filed as Exhibit 3.3 to our Annual Report on Form 10-K, as filed with the SEC on June 28, 2019, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of AIT Therapeutics, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.2	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 10.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.3	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017, and incorporated herein by reference.

4.4	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on February 22, 2018, and incorporated herein by reference.

4.5	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

4.6	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of June 15, 2023, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

4.7	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of June 15, 2023, filed as Exhibit 4.2 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEYOND AIR, INC.

/s/ Steven Lisi
Date: November 13, 2023	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Larson
Date: November 13, 2023	Douglas Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)

