Form 10-Q
period 2023-12-31
Beyond Air, Inc.
filed 2024-02-12
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 12, 2024, there were 36,039,056 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED DECEMBER 31, 2023

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,971	$29,158
Marketable securities	23,292	16,724
Restricted cash	231	7,610
Accounts receivable	294	-
Inventory, net	1,533	1,129
Grant receivable	-	420
Other current assets and prepaid expenses	6,118	4,369
Total current assets	39,439	59,410
Licensed right to use technology	1,478	1,632
Right-of-use lease assets	2,229	2,493
Property and equipment, net	8,551	5,003
Other assets	213	212
TOTAL ASSETS	$51,911	$68,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,220	$2,016
Accrued expenses	7,882	16,613
Operating lease liability, current portion	408	376
Loans payable, current portion	130	775
Total current liabilities	11,641	19,780

Operating lease liability, net	2,012	2,321
Long-term debt	14,380	120
Warrant liability	192	-
Derivative liability	214	-
Other long-term liabilities	-	4,500
Total liabilities	28,440	26,721

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 35,478,123 and 30,738,585 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	4	3
Treasury stock	(25)	(25)
Additional paid-in capital	246,792	217,339
Accumulated deficit	(225,990)	(179,455)
Accumulated other comprehensive income	34	53
Total stockholders’ equity attributable to Beyond Air, Inc	20,814	37,915
Non-controlling interest	2,657	4,113
Total equity	23,471	42,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,911	$68,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Revenue	$391	$-	$689	$-

Cost of revenue	748	68	1,483	247

Gross loss	(356)	(68)	(794)	(247)

Operating expenses:

Research and development	(6,838)	(5,000)	(18,664)	(12,679)
General and administrative	(9,768)	(8,941)	(30,915)	(25,144)
Operating expenses	(16,606)	(13,941)	(49,578)	(37,823)

Operating loss	(16,963)	(14,010)	(50,372)	(38,070)

Other income (expense)
Dividend/interest income and gains on marketable securities	388	271	1,438	388
Interest expense	(919)	(46)	(1,991)	(142)
Change in fair value of warrant liability	46	-	693	-
Change in fair value of derivative liability	135	-	1,147	-
Foreign exchange gain and loss	31	286	(3)	(108)
Estimated liability for contingent loss	(11)	(248)	(609)	(248)
Other income/ (expense)	35	(52)	(42)	(71)
Total other income (expense)	(294)	211	633	(180)

Benefit from income taxes	-	-	-	-

Net loss	$(17,258)	$(13,798)	$(49,739)	$(38,250)

Less : net loss attributable to non-controlling interest	(1,038)	(1,051)	(3,204)	(2,601)

Net loss attributable to Beyond Air, Inc.	(16,220)	(12,747)	(46,535)	(35,649)

Foreign currency translation gain /(loss)	(9)	(184)	(19)	159
Comprehensive loss attributable to Beyond Air, Inc.	$(16,229)	$(12,931)	$(46,554)	$(35,490)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.50)	$(0.43)	$(1.46)	$(1.19)

Weighted average number of shares, outstanding, basic and diluted	32,462,476	29,921,254	31,883,799	29,902,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2023	30,738,585	$3	$(25)	$217,339	$(179,455)	$53	$4,113	$42,028
Issuance of common stock upon exercise of options	42,500	-	-	217	-	-	-	217
At the market equity offering stock issuance of common stock, net	930,232	-	-	5,813	-	-	-	5,813
Stock-based compensation	-	-	-	5,580	-	-	535	6,115
Other comprehensive income	-	-	-	-	-	25	-	25
Net loss	-	-	-	-	(14,095)	-	(960)	(15,055)
Balance as of June 30, 2023	31,711,317	$3	$(25)	$228,949	$(193,550)	$78	$3,688	$39,143

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of July 1, 2023	31,711,317	$3	$(25)	$228,949	$(193,550)	$78	$3,688	$39,143
At the market equity offering stock issuance of common stock, net	261,117	-	-	688	-	-	-	688
Stock-based compensation	-	-	-	5,858	-	-	603	6,460
Other comprehensive loss	-	-	-	-	-	(35)	-	(35)
Net loss	-	-	-	-	(16,220)	-	(1,205)	(17,426)
Balance as of September 30, 2023	31,972,434	$3	$(25)	$235,495	$(209,770)	$43	$3,085	$28,831

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of October 1, 2023	31,972,434	$3	$(25)	$235,495	$(209,770)	$43	$3,085	$28,831
Issuance of common stock upon vesting of restricted shares	346,900		-	-	-	-	-	-
At the market equity offering stock issuance of common stock, net	3,158,789	1	-	5,472	-	-	-	5,473
Stock-based compensation	-	-	-	5,825	-	-	610	6,435
Other comprehensive loss	-	-	-	-	-	(9)	-	(9)
Net loss	-	-	-	-	(16,220)	-	(1,038)	(17,258)
Balance as of December 31, 2023	35,478,123	$4	$(25)	$246,792	$(225,990)	$34	$2,657	$23,471

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2022	29,886,173	$3	$(25)	$196,269	$(123,639)	$96	$5,505	$78,209
Issuance of common stock upon exercise of options – cashless	1,831	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	4,178	-	-	445	4,624
Other comprehensive income	-	-	-	-	-	172	-	172
Net loss	-	-	-	-	(10,934)	-	(720)	(11,654)
Balance as of June 30, 2022	29,888,004	$3	$(25)	$200,448	$(134,573)	$268	$5,230	$71,351

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of July 1, 2022	29,888,004	$3	$(25)	$200,448	$(134,573)	$268	$5,230	$71,351
At the market issuance of common stock, net	19,300	-	-	214				214
Issuance of common stock upon exercise of options – cashless	3,903	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	4,268	-	-	446	4,714
Other comprehensive income	-	-	-	-	-	171	-	171
Net loss	-	-	-	-	(11,968)	-	(830)	(12,797)
Balance as of September 30, 2022	29,911,207	$3	$(25)	$204,930	$(146,541)	$438	$4,847	$63,652

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of October 1, 2022	29,911,207	$3	$(25)	$204,930	$(146,541)	$438	$4,847	$63,652
Issuance of common stock upon vesting of restricted shares	102,700	-	-
Stock-based compensation	-	-	-	5,167	-	-	699	5,866
Other comprehensive loss	-	-	-	-	-	(280)	-	(280)
Net loss	-	-	-	-	(12,747)	-	(1,051)	(13,798)
Balance as of December 31, 2022	30,013,907	$3	$(25)	$210,097	$(159,288)	$159	$4,495	$55,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Nine Months Ended
	December 31,
	2023	2022

Cash flows from operating activities
Net loss	$(49,739)	$(38,250)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,185	439
Amortization of licensed right to use technology	154	154
Stock-based compensation	19,010	15,204
Amortization of debt discount and accretion of debt issuance costs	779	-
Change in fair value of warrant liability	(693)	-
Change in fair value of derivative liability	(1,147)	-
Amortization of operating lease assets	276	237
Foreign currency adjustments	(13)	144
Write-off of assets no longer used	-	235
Unrealized gain/(loss) in marketable securities	99	(38)
Provision for inventory losses	-	49
Changes in:
Grant receivable	420	(33)
Inventory	(404)	(607)
Accounts receivable	(294)	-
Other current assets and prepaid expenses	(1,749)	491
Accounts payable	340	(338)
Accrued expenses	(13,237)	(2,256)
Operating lease liability	(276)	-
Net cash used in operating activities	$(45,289)	$(24,569)

Cash flows from investing activities
Purchase of marketable securities	(74,470)	(32,777)
Proceeds from sale of marketable securities	67,716	5,188
Security deposits made on operating leases	-	(4)
Purchase of property and equipment	(3,814)	(1,855)
Net cash used in investing activities	$(10,568)	$(29,447)

Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings	11,973	214
Proceeds from issuance of common stock through exercise of stock options	217	-
Proceeds from loan	15,818	-
Payment of loan	(735)	(927)
Net cash provided by and (used in) financing activities	$27,274	$(713)

Effect of exchange rate changes on cash and cash equivalents	18	63

Decrease in cash, cash equivalents and restricted cash	$(28,565)	$(54,667)
Cash, cash equivalents and restricted cash at beginning of period	36,768	87,711
Cash, cash equivalents and restricted cash at end of period	$8,202	$33,044
Supplemental disclosure of non-cash investing and financing activities
Debt discount	$4,541	$-
End of term loan liability	$(613)	$-
Warrant liability	$(885)	$-
Derivative liability	$(1,361)	$-
Right-of-use assets	$-	$466
Operating lease liability	$-	$466
Fixed Assets included in Accounts Payable and accrued expenses	$927	$-
Supplemental disclosure of cash flow items:
Interest paid	$1,195	$25
Income taxes paid	$-	$87

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

The second program which does not utilize the LungFit® platform partially inhibits neuronal nitric oxide synthase (nNOS) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). On June 15, 2023, the Company announced that it has entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (the “University”) to acquire the commercial rights for nNOS inhibitors being developed for the treatment of ASD and other neurological conditions. Currently, there are no FDA-approved therapies specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air will make payments to the University over the three-year period from the date of the agreement for pre-clinical work. Also, the Company will pay a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones. The Company expects this program to progress from preclinical to a phase 1 first-in-human clinical trial by 2025.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 (the “2023 Annual Report”), filed with the U.S. Securities and Exchange Commission on June 22, 2023. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the 2023 Annual Report.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of all of the Company’s subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. As the Company has both the power to direct activities of Beyond Cancer that most significantly impact Beyond Cancer’s economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and results of operations is reported as “non-controlling interest” on the Company’s unaudited condensed consolidated balance sheets and as “net loss attributable to non-controlling interest” in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

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

Liquidity Risks and Uncertainties

The Company used cash in operating activities of $45.3 million for the nine months ended December 31, 2023, and has accumulated losses attributable to the stockholders of Beyond Air of $226.0 million. The Company had cash, cash equivalents and marketable securities of $31.3 million as of December 31, 2023. In addition, $5.2 million of cash is held on deposit by their contract manufacturer to be applied against future purchases.

The Company expects to incur net losses and have significant cash outflows for at least the next eighteen months, including making significant investments in research and development. Management believes these factors raise substantial doubt about the Company’s ability to meet its obligations with cash on hand and concluded that the Company will require additional funding within one year from the date these financial statements are issued.

Management is confident that the efforts to arrange financing as described below, while not assured, will enable them to meet the Company’s obligations.

Management currently has various funding options in place to raise additional capital such as a debt line of $22.5 million with Avenue Capital (Note 10), an ATM sales agreement with $34.3 million of available funds (Note 4), assets that can be leveraged such as Beyond Cancer, Autism, LungFit PH ex-US partnerships, LungFit PRO ex-US partnerships and LungFit GO partnerships. Additionally, in January 2023 the Company filed a shelf registration statement on form S-3, which allows the Company to offer and sell up to $200,000,000 of its equity or equity-linked securities.

With respect to Beyond Cancer, discussions are underway with investment banks to raise capital based on their most recent top line data from the phase 1a, first-in-human trial which was successful in the first 6 patients with no dose limiting toxicities at the first dose. Treatment in the next dosing cohort has begun.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue operating as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

BEYOND AIR, INC. AND SUBSIDIARIES

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

As of December 31, 2023 and March 31, 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, marketable securities, accounts payable, long-term debt, liability classified warrants and derivative liabilities. The carrying amounts reported in the accompanying unaudited condensed consolidated financial statements for cash and cash equivalents, restricted cash and marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings and is in Level 3 of the fair value hierarchy. The liability classified warrants and derivative liabilities are each recorded at their fair value and are Level 3 of the fair value hierarchy.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts as of December 31, 2023 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities :
Corporate debt securities	$-	$-	$-	$-
Government securities	12,903	12,903	-	-
Mutual funds	10,388	10,338	-	-
Total assets measured and recorded at fair value	$23,292	$23,292	$-	$-

Liabilities :
Warrant liability	$192	$-	$-	$192
Derivative liability	214	-	-	214
Total liabilities measured and recorded at fair value	$406	$-	$-	$406

The fair value amounts as of March 31, 2023 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities :
Corporate debt securities	$1,597	$1,597	$-	$-
Government securities	1,013	1,013	-	-
Mutual funds	14,114	14,114	-	-
Total assets measured and recorded at fair value	$16,724	$16,724	$-	$-

Liabilities :
Warrant liability	$-	$-	$-	$-
Derivative liability	-	-	-	-
Total liabilities measured and recorded at fair value	$-	$-	$-	$-

Level 3 Valuation

The common stock warrants issued in connection with the Loan and Security Agreement (as defined below) in June 2023 (Note 10) are recorded as a warrant liability within the unaudited condensed consolidated balance sheet as of December 31, 2023 as the warrants contain certain settlement features that are not indexed to the Company’s own stock. In addition, the conversion feature embedded within the long-term debt required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and recorded as a derivative liability. The warrants and derivative liability are remeasured each reporting period with the change in fair value recorded to other income (expense) in the condensed consolidated statement of operations and comprehensive loss until the warrants and derivative are exercised, expired, reclassified or otherwise settled. The significant assumptions used in valuing the warrants and derivative were as follows:

	Warrants	Derivative
Expected term (in years)	4.5	3.5
Volatility	81%	81%
Risk-free rate	3.88%	3.97%

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants and derivatives for the nine months ended December 31, 2023 (in thousands):

	Warrants	Derivative
Issuances	$885	$1,361
Change in fair value	(693)	(1,147)
Balance at December 31, 2023	$192	$214

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Warrant Liability

The Company classifies warrants as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies warrants as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). Such warrants are subject to remeasurement at each condensed consolidated balance sheet date and any change in fair value is recognized as a component of other expense on the condensed consolidated statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such warrants. At that time, the portion of the warrant liability related to warrants will be reclassified to additional paid-in capital.

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

As of December 31, 2023 and March 31, 2023, restricted cash included approximately $0.2 million and $7.6 million, respectively. Restricted cash declined by $7.4 million from March 31, 2023 to December 31, 2023, as a $7.4 million supersedeas bond held as collateral pending the outcome of the appeal on Empery Asset Master, Ltd., et. al. vs. AIT Therapeutics, Inc. (the “Empery Suit”) was released in satisfaction of judgement in April 2023 (Note 10).

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type and restricted cash as shown on the Company’s condensed consolidated statements of cash flows for:

(in thousands)	December 31, 2023	March 31, 2023
Cash and cash equivalents	$7,971	$29,158
Restricted cash	231	7,610
Total cash, cash equivalents and restricted cash	$8,202	$36,768
Marketable securities:
Marketable debt securities
Corporate debt securities	$-	$1,597
U.S. government securities	12,903	1,013
Mutual fund (ultra-short-term income)	10,388	14,114
Total marketable securities	$23,292	$16,724

Total cash, cash equivalents, marketable securities and restricted cash	$31,494	$53,492

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of December 31, 2023, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains and (Losses)
Corporate debt securities	$-	$-
U.S. government securities	12,903	79
Mutual fund (ultra-short-term income)	10,388	20
Total short-term marketable securities	$23,292	$99

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of March 31, 2023, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains and (Losses)
Corporate debt securities	$1,597	$2
U.S. government securities	1,013	10
Mutual fund (ultra-short-term income)	14,114	-
Total short-term marketable securities	$16,724	$12

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

Segment Reporting

Commencing with the creation of Beyond Cancer in November 2021, the Company’s operations became classified into two segments, Beyond Air and Beyond Cancer. Each segment has its own management team, board of directors, corporate officers and legal entities. As of December 31, 2023, Beyond Air, Inc. owns 80% of the common stock of Beyond Cancer. The segment reporting is based on the manner in which the Company’s CEO as chief operating decision maker assesses performance and allocates resources across the organization. The Beyond Air segment includes unallocated corporate expenses associated with the public company fees as well as all corporate related assets and liabilities.

The following table summarizes segment financial information by business segment as of December 31, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents, marketable securities and restricted cash	$18,081	$13,413	$31,494
All other assets	19,781	636	20,417
Total assets	$37,862	$14,048	$51,911
Total liabilities	$(27,596)	$(844)	$(28,440)
Net assets	$10,266	$13,205	$23,471
Non-controlling interest	$-	$2,657	$2,657

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table summarizes segment financial information by business segment as of March 31, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents, marketable securities and restricted cash	$32,998	$20,494	$53,492
All other assets	14,700	557	15,257
Total assets	$47,699	$21,051	$68,749
Total liabilities	$(26,201)	$(520)	$(26,721)
Net assets	$21,498	$20,530	$42,028
Non-controlling interest	$-	$4,113	$4,113

The following table summarizes segment financial performance by business segment for the nine months ended December 31, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$689	$-	$689
Net loss for the nine months ended December 31, 2023	$(33,721)	$(16,018)	$(49,739)

The following table summarizes segment financial performance by business segment for the three months ended December 31, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$391	$-	$391
Net loss for the three months ended December 31, 2023	$(12,065)	$(5,193)	$(17,258)

The following table summarizes segment financial performance by business segment for the nine months ended December 31, 2022:

(in thousands)	Beyond Air	Beyond Cancer	Total

Revenue	$-	$-	$-
Net loss for the nine months ended December 31, 2022	$(25,246)	$(13,004)	$(38,250)

The following table summarizes segment financial performance by business segment for the three months ended December 31, 2022:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$-	$-	$-
Net loss for the three months ended December 31, 2022	$(8,543)	$(5,255)	$(13,798)

Research and Development

Research and development expenses are charged to the condensed consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. In the three months ended December 31, 2023 and December 31, 2022, the Company received $0 and $0 thousand, respectively, in AU Tax Rebates. In the nine months ended December 31, 2023 and December 31, 2022, the Company received $0 and $182 thousand, respectively, in AU Tax Rebates.

BEYOND AIR, INC. AND SUBSIDIARIES

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

In the three months ended December 31, 2023, the Company purchased approximately 92% of its materials from two third-party vendors, with these vendors representing 87% and 5%, respectively. In the three months ended December 31, 2022, the Company purchased approximately 87% of its materials from two third-party vendors, with these vendors representing 76% and 11%, respectively.

In the nine months ended December 31, 2023, the Company purchased approximately 89% of its materials from two third-party vendors, with these vendors representing 80% and 9%, respectively. In the nine months ended December 31, 2022, the Company purchased approximately 78% of its materials from two third-party vendors, with these vendors representing 65% and 13%, respectively.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06 (“ASU 2020-06”), Debt — Debt with Conversion and Other Options (“Subtopic 470-20”), to address the complexity associated with applying U.S.GAAP to certain financial instruments with characteristics of liabilities and equity, which the Company adopted on April 1, 2023. ASU 2020-06 eliminated the beneficial conversion (and cash conversion) accounting models in Subtopic 470-20 that require separate accounting for embedded conversion features, and simplified the settlement assessment to determine whether it qualifies for equity classification. In addition, the new guidance requires entities to use the if-converted method to calculate earnings per share for all convertible instruments and to include the effect of share settlement for instruments that may be settled in cash or shares. The Company adopted ASU 2020-06 using the modified retrospective approach and applied the guidance to all financial instruments that were outstanding as of the beginning of 2023. As the Company had not previously separated any financial instruments under the beneficial conversion or cash conversion accounting models, there was no cumulative effect adjustment to the opening balance of retained earnings as a result of adopting ASU 2020-06.

Recently Issued Accounting Standards not yet Adopted

In November 2023, the FASB issued ASU-2023-07, Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures about significant segment expenses. The amendments in this update will require public entities to disclose significant segment expenses that are regularly provided to the Company’s Chief Executive Officer as the Company’s Chief Operating Decision Maker (CODM). This guidance is effective for fiscal years beginning after December 15, 2023, (fiscal 2025 for the Company), and interim periods with fiscal years beginning after December 15, 2024, with early adoption permitted and will be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company), with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	December 31, 2023	March 31, 2023

Clinical and medical equipment	$2,041	$1,365
Equipment deployable as part of a service offering	6,938	3,027
Computer equipment	869	779
Furniture and fixtures	532	505
Leasehold improvements	617	581
	10,997	6,256
Accumulated depreciation	(2,446)	(1,254)
	$8,551	$5,003

Depreciation and amortization for the three months ended December 31, 2023 and December 31, 2022 was $0.5 million and $0.2 million, respectively.

Depreciation and amortization for the nine months ended December 31, 2023 and December 31, 2022 was $1.2 million and $0.4 million, respectively. For the nine months ended December 31, 2022, upon retirement of clinical equipment determined to have no remaining useful life, $0.4 million of clinical equipment was removed less $0.1 million of accumulated depreciation and the resulting charge of $0.2 million was recorded in research and development in the accompanying statement of operations and comprehensive loss.

BEYOND AIR, INC. AND SUBSIDIARIES

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

For the nine months ended December 31, 2023, the Company received net proceeds of $12.0 million from the sale of 4,350,138 shares of common stock. As of December 31, 2023, there were $34.3 million in funds available under the 2022 ATM. For the nine months ended December 31, 2022, the Company received net proceeds of $0.2 million from the sale of 19,300 shares of common stock.

The Company received net proceeds of $0.2 million for 42,500 shares of common stock from the exercise of stock options in May 2023. In addition, 346,900 shares of restricted stock units vested during the quarter ended December 31, 2023.

Stock Option Plans

The Company’s Fifth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. On January 9, 2023, the Company’s Board of Directors approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 3,000,000, which was approved by the Company’s stockholders at the 2023 annual stockholder meeting on March 9, 2023. The 2013 BA Plan has 10,600,000 shares authorized for issuance. As of December 31, 2023, 567,308 shares were available under the 2013 BA Plan.

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the quarterly period ended December 31, 2023 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2023	1,101,100	$6.78
Granted	1,000	5.65
Vested	(346,900)	6.49
Forfeited	(6,800)	5.06
Unvested as of December 31, 2023	748,400	$6.92

Stock-based compensation expense related to these stock issuances for the three months ended December 31, 2023 and December 31, 2022 was $0.7 million and $0.6 million respectively.

Stock-based compensation expense related to these stock issuances for the nine months ended December 31, 2023 and December 31, 2022 was $2.2 million and $2.0 million respectively. The unrecognized compensation cost is $2.8 million and the weighted average remaining service period is 2 years.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

A summary of the change in options for the nine months ended December 31, 2023,is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of April 1, 2023	8,198,881	$5.83	8.4	$8,306
Granted	132,500	3.95	-	-
Exercised	(42,500)	5.10	-	-
Forfeited	(310,787)	5.87	-	-
Outstanding as of December 31, 2023	7,978,094	$5.82	7.4	$-
Exercisable as of December 31, 2023	4,765,344	$5.46	6.4	$-

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer’s common shares. The vesting terms of the options issued under the 2021 BC Plan are generally four years and expire ten years from the grant date. On December 1, 2021, Beyond Cancer’s Board of Directors approved to reserve for issuance 2,000,000 common shares. On November 3, 2022, Beyond Cancer’s Board of Directors approved to reserve for issuance an additional 2,000,000 common shares. The 2021 BC Plan has 4,000,000 common shares authorized for issuance. As of December 31, 2023, 170,500 common shares were available under the 2021 BC Plan.

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of April 1, 2023	3,817,000	$2.88	9.2	$23,486
Granted	155,000	5.50	-	-
Exercised	-	-	-	-
Forfeited	(142,500)	5.33	-	-
Outstanding as of December 31, 2023	3,829,500	$5.50	8.5	$-
Exercisable as of December 31, 2023	1,349,250	$5.50	8.3	$-

As of December 31, 2023, the Company had unrecognized stock-based compensation expense in the 2013 BA Plan of approximately $8.8 million which was expected to be expensed over the weighted average remaining service period of 1.8 years.

As of December 31, 2023, the Company had unrecognized stock-based compensation expense in the 2021 BC Plan of approximately $11.2 million which is expected to be expensed over the weighted average remaining service period of 1.22 years. On September 7, 2023, Beyond Cancer’s Board of Directors approved a modification to the exercise prices of all previously issued options to $5.50 per share. For the nine months ended December 31, 2023 and December 31, 2022, the weighted average fair value of options granted was $4.60 and $8.35 per share, respectively. In line with ASC718, the company has amended the stock compensation expense to reflect this de minimis adjustment.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The following was utilized to calculate the fair value of options on the date of grant:

	December 31, 2023	December 31, 2022
Risk-free interest rate	4.3 – 4.9%	2.5 – 4.3%
Expected volatility (Beyond Air)	81.4 – 81.7%	87.4 - 89.2%
Expected volatility (Beyond Cancer)	104.3 – 106.2%	104.7-109.1%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock units for the three and nine months ended December 31, 2023 and December 31, 2022:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Research and development	$1,428	$1,290	$4,013	$3,247
General and administrative	5,007	4,576	14,997	11,957
Total stock-based compensation expense	$6,435	$5,866	$19,010	$15,204

Warrants

A summary of the Company’s outstanding warrants as of December 31, 2023 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

Third-party license agreement	208,333	$4.80	$-	January 2024
March 2020 loan	172,187	$7.26	-	March 2025
NitricGen agreement	80,000	$6.90	-	January 2028
Avenue agreement	233,843	$5.88	-	June 2028
Total	694,363	$6.02	$-

Warrants to purchase up to 233,843 of Company common stock were issued to Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”) in the nine months ended December 31, 2023 and are liability classified. No warrants were exercised in this period. All other warrants outstanding are equity classified. There were zero warrants issued or exercised in the nine months ended December 31, 2022.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of December 31, 2023 and March 31, 2023 is as follows (in thousands):

	December 31, 2023	March 31, 2023
Research and development	$119	$128
Insurance	216	908
Prepaid rents and tenant improvement	49	-
Prepaid marketing materials	90	-
Value added tax receivable	240	231
Demonstration materials	211	245
Deposits to secure manufacturing materials	5,019	2,519
Other	174	337
Total	$6,118	$4,369

NOTE 6 ACCRUED EXPENSES

A summary of the accrued expenses as of December 31, 2023 and March 31, 2023 is as follows (in thousands):

	December 31, 2023	March 31, 2023
Research and development	$746	$426
Professional fees	619	1,221
Employee salaries and benefits	1,247	985
Contingent litigation and settlements (Note 10)	400	10,298
Circassia settlement – current portion (Note 8)	4,500	3,500
Goods received not invoiced	85	-
Other	285	184
Total short-term accrued expenses	$7,882	$16,613

Circassia settlement – long-term portion (Note 8)	$-	$4,500
Total other long-term liabilities	$-	$4,500

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	December 31, 2023	December 31, 2022

Common stock warrants	694,363	460,520
Common stock options	7,978,094	5,645,131
Restricted shares	748,400	769,500
Loan and Security – conversion feature (Note 10)	392,465	-
Total	9,813,322	6,875,151

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

On May 25, 2021, the Company and Circassia entered into a settlement agreement (the “Settlement Agreement”) resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three instalments, and the first payment of $2.5 million was triggered upon FDA approval (fixing the “Initial Payment Due Date” at July 28, 2022). Thereafter, the Company is to pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6.0 million. $2.5 million was paid to Circassia in July 2022, $3.5 million was paid in August 2023 and the final $4.5 million is payable in the second fiscal quarter of 2025. As of December 31, 2023 and March 31, 2023 $4.5 million and $8.0 million respectively are included in accrued liabilities.

NOTE 9 GRANT COLLABORATION AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.2 million from the Cystic Fibrosis Foundation (“CFF”) to advance the clinical development of high concentration NO for the treatment of NTM pulmonary disease, which disproportionally affects cystic fibrosis patients. Under the terms of the agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot clinical trial. The grant provides milestones based upon achieving performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The royalties are capped at four times the grant actually paid to the Company. A total of $1.7 million has been recognized as a reduction of research and development costs from this grant to date. Since the beginning of the pilot clinical trial, the Company has received milestone payments totaling $1.7 million.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 COMMITMENTS AND CONTINGENCIES

License Agreements

In August 2015, Beyond Air Ltd., a wholly-owned subsidiary of the Company (“BA Ltd.”) entered into an Option Agreement (the “Option Agreement”) with Pulmonox Technologies Corporation (“Pulmonox”) whereby BA Ltd. acquired the option (the “Option”) to purchase certain intellectual property assets and rights. On January 13, 2017, BA Ltd. exercised the Option and paid $500 thousand to Pulmonox. BA Ltd. became obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which BA Ltd. receives regulatory approval for the commercial sale of the first product candidate qualifying under the Option Agreement. These milestone payments are capped at a total of $87 million across three separate and distinct indications that fall under the agreement, with the majority of them, approximately $83 million, being sales-related based on cumulative sales milestones for each of the three products. BA Ltd. is not currently developing any qualifying products.

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $100 thousand upon the execution of the NitricGen Agreement, $100 thousand upon achieving the next milestone and $1.5 million in January 2023, six months after approval of the LungFit® by the FDA) and issued 100,000 warrants to purchase the Company’s common stock valued at $0.3 million upon executing the NitricGen Agreement. As of December 31, 2023, the remaining future milestone payments total $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides 12 months’ notice of intent not to renew. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of December 31, 2023 was approximately $5.5 million with this supplier. This supplier holds $5.1 million of cash deposits to partially secure materials on the Company’s behalf.

Contingencies

In April 2023, the Company paid a total of $7.6 million including damages and interest in satisfaction of judgment in resolution of the Empery Suit. This had been accrued as of March 31, 2023.

In December 2021, Hudson Bay Master Fund (“Hudson”) filed a lawsuit in the Supreme Court on the State of New York against the Company relating to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering. Hudson’s complaint alleged breach of contract and that Hudson is entitled to damages and interest as a result of certain adjustments to the exercise price and number of warrant shares issuable following a February 2018 financing transaction. The lawsuit was settled in July 2023 and $3.1 million was paid for defense and indemnity costs in the quarter ended September 30, 2023. As of December 31, 2023 and March 31, 2023 $0 and $2.7 million respectively are included in accrued liabilities.

From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not expect the outcome of such proceedings, either individually or in aggregate, to have a material effect on its financial position, cash flows or results of operations.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 COMMITMENTS AND CONTINGENCIES (continued)

Loan and Security Agreement

On June 15, 2023 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), and the Lenders. Also on June 15, 2023, the Company entered into a Supplement to the Loan and Security Agreement (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders. The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $40.0 million, with (i) $17.5 million advanced on the Closing Date (“Tranche 1”), (ii) up to $10.0 million which may be advanced upon the request of the Company between April 1, 2024 and December 31, 2024, subject to the Company having achieved total revenue derived from the sale of LungFit® PH (other than licensing revenue) (“Product Revenue”) for the three-month period prior to funding of not less than 85% of projected Product Revenue for such period (“Tranche 2”), and (iii) up to $12.5 million which may be advanced after April 1, 2024 (the “Discretionary Tranche”), subject to (a) the Agent and Lenders having received investment committee approval and (b) the Company and Lenders having mutually agreed to draw and fund, such amount. The Loans are due and payable on June 1, 2027 (the “Maturity Date”). The Loan principal is repayable in equal monthly instalments beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months contingent upon the Company’s achievement of at least $40.0 million of Product Revenue in the fiscal year ending March 31, 2025, provided the Company has fully drawn Tranche 2. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. The Company may, subject to certain parameters, voluntarily prepay the Loans, in whole or in part, at any time. If prepayment occurs on or before the one-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 3.00%; if prepayment occurs after the one-year anniversary of the Closing Date and on or before the two-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 2.00%; if prepayment occurs after the two-year anniversary and on or before the three-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.50%; and if prepayment occurs after the three-year anniversary of the Closing Date and before the Maturity Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.00%. A final payment fee of 3.50% of the principal amount of the Tranche 1 and Tranche 2 Loans is also due upon the Maturity Date or any earlier date of prepayment (in the case of any partial prepayment, solely with respect to the principal amount being prepaid). The Loans are guaranteed by the Company’s subsidiaries, Beyond Air Ltd. and Beyond Air Ireland Limited, and certain of the Company’s future subsidiaries (collectively, the “Guarantors”). The Company’s obligations under the Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of the Company’s assets and have been or will be secured by a pledge of substantially all of the assets of the Guarantors.

Pursuant to the Loan Agreement, the Company is subject to a financial covenant requiring the Company to maintain at all times $5.0 million in unrestricted cash. The Loan Agreement also contains affirmative and negative covenants customary for financings of this type that, among other things, limit the ability of the Company and its subsidiaries to (i) incur additional debt, guarantees or liens; (ii) pay any dividends; (iii) enter into certain change of control transactions; (iv) sell, transfer, lease, license, or otherwise dispose of certain assets; (v) make certain investments or loans; and (vi) engage in certain transactions with related persons, in each case, subject to certain exceptions.

The Loan Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the Agent may accelerate all amounts outstanding under the Loans. The Company granted the Lenders warrants to purchase an aggregate of 233,843 shares of common stock at an exercise price of the lesser of $5.88 or the price per share of the Company’s next bona fide round of equity financing before June 30, 2024.

The Company also granted the Lenders conversion rights for up to $3.0 million in aggregate of the principal amount in common stock at a price equal to 130% of the exercise price of the warrant (392,465 shares of common stock at $7.644), for the life of the loan.

The warrants are freestanding liability classified financial instruments to which a portion of the debt proceeds were allocated to warrants and based on the warrants estimated fair value at issuance. The remaining proceeds were allocated to the long-term debt. Costs allocated to the warrants were expensed immediately and costs allocated to the debt are recorded as a debt discount and are amortized into interest expense over the life of the debt using the effective interest method. The conversion feature was bifurcated from the debt and is accounted for as a derivative liability (Note 2).

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 COMMITMENTS AND CONTINGENCIES (continued)

The Company received $15.8 million in net proceeds on June 15, 2023 after all fees and advanced interest had been deducted.

Maturity of Long-Term Loan (in thousands)	December 31, 2023

2025	$1,750
2026	7,000
2027	7,000
2028	1,750
Total	$17,500

Components of Loan and Security Agreement

	December 31, 2023	June 15, 2023 (Closing)

Amount outstanding	$17,500	$17,500
Debt discount	(4,541)	(4,541)
Amortization of debt discount	779	-
Final payment liability	613	613
Total	$14,351	$13,572

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements.” Beyond Air, Inc (together with its subsidiaries, “Beyond Air”, “the “Company” or “we”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective product candidates and products, product approvals, timing of our clinical development activities, research and development costs, timing and likelihood of success and the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements express or implied by the forward-looking statements.

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

The second program, which does not utilize the LungFit® platform, partially inhibits neuronal nitric oxide synthase (“nNOS”) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). ASD is a serious neurodevelopmental and behavioral disorder, and one of the most disabling conditions and chronic illnesses in children. ASD includes a wide range of developmental disorders that share a core of neurobehavioral deficits manifested by abnormalities in social interactions, deficits in communication, restricted interests, and repetitive behaviors. In 2023, the CDC reported that approximately 1 in 36 children in the U.S. is diagnosed with an ASD. The cost of caring for Americans with autism had reached $268 billion in 2015 and would rise to $461 billion by 2025 in the absence of more-effective interventions and support across the life span. We expect this program to progress from preclinical to a phase 1 first-in-human clinical trial by early 2025.

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

We have submitted a PMA supplement to the FDA in November 2023 for the expansion of the label to include certain cardiac surgeries and we also expect to receive CE mark under the Medical Device Regulation (“MDR”) in the EU during the first half of calendar 2024. According to the most recent year-end report from Mallinckrodt Pharmaceuticals (“Mallinckrodt”), sales of NO were $339.7 million in 2022 (down from $448.5 million in 2021) for the United States, Canada, Japan, Mexico and Australia, with ~90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the U.S. sales potential of LungFit® PH in PPHN to be approximately $350 million and worldwide sales potential to be approximately $700 million. We initiated the first phase of our commercial launch in July 2022, and entered into phase 2 with an expanded commercial presence during the spring of 2023 in the U.S. and will continue to work toward a potential launch in the EU and globally in 2024 and beyond.

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

Following completion of the clinical trial and the 180-day follow-up period, incremental data were provided in a poster presentation at IDWeek 2022 held from October 19, 2022, through October 23, 2022 in Washington, D.C. In addition to the positive clinical results provided at ECCMID 2022, the poster showed a larger decline in c-reactive protein (“CRP”) from baseline for patients treated with NO + SST compared to the control group. Analysis of the data provides compelling evidence that high concentration NO delivery with the LungFit® PRO generator and delivery system can be a powerful tool against any type of pneumonia, especially COVID-19. The Company commenced a clinical trial in 2023 in the United States and anticipates completion of the trial in the second quarter of calendar 2025.

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

LungFit® GO for the treatment of Nontuberculous mycobacteria (NTM)

NTM lung infection is a rare and serious pulmonary disease associated with increased morbidity and mortality. Patients with NTM lung disease may experience a multitude of symptoms such as fever, weight loss, cough, lack of appetite, night sweats, blood in the sputum and fatigue. Patients with NTM lung disease, specifically Mycobacterium abscessus (M. abscessus) representing 20% to 25% of all NTM and other forms of NTM that are refractory to antibiotic therapy, frequently require lengthy and repeated hospital stays to manage their condition. There are no treatments specifically indicated for the treatment of M. Abscessus lung disease in North America, Europe or Japan.

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

Ultra-High Concentration NO (UNO) in solid tumors through majority-owned affiliate Beyond Cancer, Ltd.

In the fourth calendar quarter of 2021, Beyond Cancer, our majority-owned affiliate, raised $30.0 million in a private placement of common shares. The investors purchased a 20% equity ownership in Beyond Cancer, while Beyond Air maintained 80% equity ownership. The funding is being used to accelerate ongoing preclinical work, including the completion of IND-enabling studies, completion of a Phase 1 clinical trial, expansion of preclinical programs for combination studies, hiring of additional Beyond Cancer team members, and optimization of the delivery system, as well as for general corporate purposes.

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

In late December 2023, the safety review committee completed its review of the first 6 human subjects treated with UNO and reported that there were no dose limiting toxicities at the 25,000 ppm NO concentration and the study may progress to the next concentration of 50,000 ppm NO.

During the first week of November 2023, at the Society for Immunotherapy Conference (SITC) in San Diego, Beyond Cancer presented top line data from the phase 1a, first-in-human trial. In 5 patients, who had failed on average 6 prior treatment regimens, the data presented shows that one 5-minute intratumoral administration of 25,000 ppm nitric oxide was safe and tolerable. An immunostimulatory effect was evident over the 7-21 day observation period with upregulation of key biomarkers such as cytotoxic T-cells, T-central memory cells, M1 macrophages, and dendritic cells while downregulation of T-regulatory cells and mononuclear-myeloid-derived suppressor cells was shown. We expect to present data from the completed phase 1a study and commence phase 1b study in calendar year 2024.

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

Our unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States (U.S. GAAP), and all applicable U.S. GAAP accounting standards effective as of December 31, 2023, have been taken into consideration in preparing the unaudited condensed consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Contingent loss judgments and estimates,

●	Research and development expense recognition,

●	Stock-based compensation valuation and attribution

Results of Operations and Comprehensive Loss

Below are the results of operations for the three and nine months ended December 31, 2023 and December 31, 2022:

(in thousands)	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Revenue	$391	$-	$689	$-

Cost of revenue	748	68	1,483	247

Gross loss	(356)	(68)	(794)	(247)

Research and development	(6,838)	(5,000)	(18,664)	(12,679)
General and administrative	(9,768)	(8,941)	(30,915)	(25,144)
Operating expenses	(16,606)	(13,941)	(49,578)	(37,823)

Operating loss	(16,963)	(14,010)	(50,372)	(38,070)

Other income (expense)
Dividend/interest income and gains on marketable securities	388	271	1,438	388
Interest expense	(919)	(46)	(1,991)	(142)
Change in fair value of warrant liability	46	-	693	-
Change in fair value of derivative liability	135	-	1,147	-
Foreign exchange gain/(loss)	31	286	(3)	(108)
Estimated liability for contingent loss	(11)	(248)	(609)	(248)
Other income / (expense)	35	(52)	(42)	(71)
Total other income (expense)	(296)	211	633	(180)

Benefit from income taxes	-	-	-	-

Net loss	$(17,258)	$(13,798)	$(49,739)	$(38,250)

Less : net loss attributable to non-controlling interest	(1,038)	(1,051)	(3,204)	(2,601)

Net loss attributable to Beyond Air, Inc.	(16,220)	(12,747)	(46,535)	(35,649)

Foreign currency translation gain/ (loss)	(9)	(184)	(19)	159
Comprehensive loss attributable to Beyond Air, Inc.	$(16,229)	$(12,931)	$(46,554)	$(35,490)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.50)	$(0.43)	$(1.46)	$(1.19)

Weighted average number of shares, outstanding, basic and diluted	32,462,476	29,921,254	31,883,799	29,902,694

Comparison of Three and Nine Months Ended December 31, 2023 with the Three and Nine Months Ended December 31, 2022

Revenues and Cost of Revenues

$0.4 million and $0 revenue was recognized for the three months ended December 31, 2023 and December 31, 2022, respectively. Cost of revenue of $0.8 million (which included $0.2 million of costs related to PH system upgrades) and gross losses of $0.4 million were recognized for the three months ended December 31, 2023, compared to a cost of revenue of $0.1 million and gross losses of $0.1 million for the three months ended December 31, 2022.

$0.7 million and $0 revenue was recognized for the nine months ended December 31, 2023 and December 31, 2022, respectively. Cost of revenue of $1.5 million and gross losses of $0.8 million were recognized for the nine months ended December 31, 2023, compared to a cost of revenue of $0.2 million and gross losses of $0.2 million for the nine months ended December 31, 2022.

The increase was due to the commercial product launch at the end of June 2022. Cost of revenue exceeded revenue primarily driven by costs of supply chain infrastructure required to grow revenue in future periods and depreciation of devices purchased but not deployed.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2023 were $6.8 million as compared to $5.0 million for the three months ended December 31, 2022. The increase of $1.8 million was primarily attributed to an increase in spending on salaries ($0.6 million), an increase in pre-clinical spend of ($0.2 million) and spend related to clinical studies ($1.2 million) of which $0.4 million was in Beyond Air and $0.8 million was in Beyond Cancer.

Research and development expenses for the nine months ended December 31, 2023 were $18.7 million as compared to $12.7 million for the nine months ended December 31, 2022. The increase of $6.0 million was attributed primarily to an increase in expenditures on Clinical studies ($2.2 million), an increase in expenditure on Pre-clinical studies ($1.4 million) and increases in research and development staff, with an increase in stock-based compensation and salaries (for a total of $2.9 million), partially offset by a reduction in professional fees of $0.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2023 and December 31, 2022 were $9.8 million and $8.9 million, respectively. The increase of $0.8 million was attributed primarily to an increase of $0.8 million in salary costs, an increase in motor and travel expenses of $0.2 million, partially offset by a decrease in franchise taxes of $0.2 million.

Selling, general and administrative expenses for the nine months ended December 31, 2023 and December 31, 2022 were $30.9 million and $25.1 million, respectively. The increase of $5.8 million was attributed primarily to an increase in salaries $2.1 million ($1.6 million in Beyond Air and $0.5 million in Beyond Cancer) mainly driven by an increase of 20 positions globally, an increase in stock-based compensation of $3.0 million ($2.6 million in Beyond Air and $0.4 million in Beyond Cancer), rent ($0.2 million), marketing ($0.2 million) and consulting fees in relation to ex -U.S. expansion and patent protections ($0.6 million) offset by a reduction in motor and travel expenses of $0.2 million and insurance expenses of $0.1 million.

Other Income/Expense

Other income/(expense) for the three months ended December 31, 2023, and December 31, 2022 was an expense of $0.3 million and income of $0.2 million, respectively. The reduction in income was attributed primarily to increased dividend and interest income and gains on marketable securities of $0.1 million, a change in fair value of warrant liability of $0.1 million and derivative liability of $0.1 million on the Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”), partially offset by increased interest expense of $0.9 million and an increase in other expenses of $0.1 million.

Other income/(expense) for the nine months ended December 31, 2023, and December 31, 2022 was income of $0.6 million and an expense of $0.2 million, respectively. The $0.8 million increase in income is mainly due to a change in fair value of warrant liability of $0.7 million and derivative liability of $1.1 million on the Loan and Security Agreement, in addition to $1 million of interest and dividend income from our investments in marketable securities partially offset by an increase in interest expense of $1.8 million, and $0.4 million of non-product related litigation.

Net Loss Attributable to Non-controlling Interest

Net loss attributed to non-controlling interest for the three months ended December 31, 2023, was $1.0 million, compared to $1.1 million for the three months ended December 31, 2022. Net loss attributed to non-controlling interest for the nine months ended December 31, 2023, was $3.2 million, compared to $2.6 million for the nine months ended December 31, 2022. Non-controlling interest represent 20% of the net loss of our Beyond Cancer subsidiary, which was established in November 2021.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders of Beyond Air, Inc for the three months ended December 31, 2023, was ($16.2) million or a loss of ($0.50) per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the three months ended December 31, 2022 was ($12.7) million or a loss of ($0.43) per share, basic and diluted.

Net loss attributed to common stockholders of Beyond Air, Inc for the nine months ended December 31, 2023, was ($46.5) million or a loss of ($1.46) per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the nine months ended December 31, 2022 was ($35.6) million or a loss of ($1.19) per share, basic and diluted.

Liquidity and Capital Resources

Cash Flows

Below is a summary of our cash flows activities for the nine months ended December 31, 2023 and December 31, 2022:

	Nine Months Ended
	December 31,
(in thousands)	2023	2022

Net cash provided by (used in):
Operating activities	$(45,289)	$(24,569)
Investing activities	(10,568)	(29,447)
Financing activities	27,274	(713)
Effect of exchange rate changes on cash and cash equivalents	18	63
Net increase (decrease) in cash, cash equivalents and restricted cash	$(28,565)	$(54,667)

Operating Activities

For the nine months ended December 31, 2023 the net cash used in operating activities was $45.3 million which was primarily due to our net loss of $49.7 million, which includes $19.0 million of stock-based compensation, $0.4 million received in grant payments, $1.2 million of depreciation and amortization and $0.5 million decrease in accounts payable, $1.8 million increase in prepaid accounts, partially offset by ($3.5) million of the payment of the second tranche of a May 2021 settlement with Circassia Limited and its affiliates (“Circassia”), ($2.9) million for the Hudson Bay settlement and ($7.6) million attributable to the resolution of Empery Asset Master, Ltd. Et AL, vs AIT Therapeutics Inc.

For the nine months ended December 31, 2022 the net cash used in operating activities was $24.6 million which was primarily due to our net loss of $38.3 million, which includes $15.2 million of stock based compensation, $1.0 million of depreciation and amortization and $0.5 million decrease in prepaid expenses (mainly related to prepaid insurance), partially offset by ($2.5) million of the first tranche of the Circassia Settlement and ($0.6) million for inventory purchases and a ($0.3) million decrease in accounts payable.

Investing Activities

For the nine months ended December 31, 2023 and December 31, 2022, net cash used in investing activities was $10.6 million and $29.5 million, respectively. In the nine months ended December 31, 2023, the Company invested $6.8 million of excess cash in high quality, short term, U.S. dollar denominated marketable equities with high liquidity, and $3.8 million for the purchase of property and equipment, mainly LungFit PH devices. In the nine months ended December 31, 2022, we invested $27.6 million of excess cash in high quality, short-term, U.S. dollar denominated marketable equities with high liquidity, and $1.9 million for the purchase of property and equipment, including LungFit PH devices.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2023 was $27.3 million, mainly from the Loan and Security Agreement of which the net proceeds were $15.8 million, and the issuance of common stock in connection with the 2022 ATM (as defined below) of $12 million partially offset by $0.7 million from the payment of short-term loans. Net cash used in financing activities for the nine months ended December 31, 2022 was $0.7 million, mainly from the $0.9 million payment of loans related to the financing of directors and officers insurance, partially offset by $0.2 million of funds received from issuance of common stock through the 2022 ATM.

Future Funding Requirements

We have generated revenue of $0.7 million from the sale of products to date. We had an operating cash flow decrease of $45.3 million for the nine months ended December 31, 2023 and we have experienced an accumulated loss of $226.0 million since inception through December 31, 2023. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $31.3 million and $0.2 million in restricted cash. In addition, $5.2 million of cash is held on deposit by their contract manufacturer to be applied against future purchases.

Our future capital needs and the adequacy of our available funds will depend on many factors, including, but not necessarily limited to, the cost and time necessary for the development, preclinical studies, clinical trials and certification or regulatory approval of our other medical devices, indications as well as the commercial success of our approved product and any product candidates that receive marketing approval by the FDA. We will be required to raise additional funds through sale of equity or debt securities or through strategic collaborations and/or licensing agreements in order to fund operations until we are able to generate enough product or royalty revenues, if any. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could have a material adverse effect on our strategic objectives, results of operations and financial condition.

On May 25, 2021, we and Circassia entered a settlement agreement (the “Settlement Agreement”) resolving all claims by and between both parties and mutually terminating the agreement with Circassia disclosed in Note 8 above. Pursuant to the terms of the Settlement Agreement, we agreed to pay Circassia $10.5 million in three instalments, the first being a payment of $2.5 million triggered upon FDA approval (fixing the “Initial Payment Due Date” at July 28, 2022). Thereafter, we are to pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6.0 million. $2.5 million was paid to Circassia in July 2022 and $4.5 million has been recorded as an accrued liability for three months ended December 31, 2023. $3.5 million was paid in August 2023 and the final $4.5 million will be paid in the second fiscal quarter of 2025.

On February 4, 2022, we entered into an At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co, Inc. (the “2022 ATM”). Under the 2022 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50.0 million, from time to time and at various prices. If shares of our common stock are sold, there is a 3% fee paid to the sales agent. As of December 31, 2023, there was a balance of $34.3 million available under the 2022 ATM.

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

We are subject to a financial covenant requiring us to maintain $5.0 million in unrestricted cash. The Loan Agreement also contains affirmative and negative covenants customary for financing of this type.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2023, there were no changes made to our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Arrangements During the quarter ended December 31, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.

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

BEYOND AIR, INC.

/s/ Steven Lisi
Date: February 12, 2024	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Larson
Date: February 12, 2024	Douglas Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)

