Form 10-K
period 2024-03-31
Beyond Air, Inc.
filed 2024-06-24
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2024

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

As of September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $66.9 million based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market.

There were 45,900,821 shares of common stock outstanding as of June 24, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Beyond Air, Inc.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended March 31, 2024

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

Our business is subject to the following principal risks and uncertainties:

Risks Related to our Financial Position and Capital Requirements

●	Numerous factors, including the incurring of significant losses, are relevant to our financial success and any or all such factors could have a disproportionate impact on our bottom line.
●	We will need to raise additional capital, and such capital raising may be costly or difficult to obtain, and could dilute current stockholders’ ownership interests.
●	Our failure to comply with the covenants or other terms of the Loan Agreement (as defined below), including as a result of events beyond our control, could result in a default under the Loan Agreement that could materially and adversely affect the ongoing viability of our business.
●	If we are unable to raise sufficient capital to fund our operations, we may need to delay, reduce or eliminate certain research and development programs or other operations or sell some or all of our assets.

Risks Related to Commercialization of our Approved Product or Product Candidates

●	If the market opportunities for our approved product or product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
●	Intense competition and rapid technological changes may adversely affect our ability to successfully commercialize our approved product or product candidates.
●	If we are unable to scale sales and marketing capabilities or enter into agreements with third parties to market and sell our approved product or product candidates, we may be unable to generate revenue.
●	Our approved product and any future product candidates that we may bring to market may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for our approved product or product candidates may be smaller than we estimate.
●	If we fail to properly manage our anticipated growth, our business could suffer.
●	Pricing pressure from our competitors and our customers may impact our ability to sell our products at prices necessary to support our current business strategies.
●	Many of our current and potential competitors have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our approved product and any future product candidates obsolete or noncompetitive.
●	We may be subject to enforcement action if we engage in improper marketing or promotion of our products.
●	Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.
●	Cybersecurity risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in harm to our business and/or subject us to costs, fines or lawsuits.
●	Failure to comply with applicable privacy, data and security regulations could result in substantial penalties, liability and negative publicity which could adversely affect our business operations.

Risks Related to the Discovery and Development of Our Product Candidates

●	We cannot give any assurance that any of our product candidates will receive certification or regulatory approvals, which is necessary before they can be commercialized.
●	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidates.
●	We have conducted, and may in the future conduct, clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
●	If we experience any of a number of possible unforeseen events in connection with clinical trials of our product candidates, potential certification or marketing approval or commercialization of our product candidates could be delayed or prevented.
●	Our subsidiaries are exploring novel therapeutic processes with NO, and their product candidates are likely to be classified as pharmaceutical drugs by the FDA and thus face stringent regulation.
●	We may experience delays or difficulties in the enrollment of patients in clinical trials.
●	Serious adverse events (“SAEs”), or undesirable side effects of our product candidates may be identified.
●	Even if we obtain certification or regulatory approvals for our product candidates, we will still face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

Risks Related to our Reliance on Third Parties

●	We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.
●	Any failure by a third-party supplier or manufacturer to produce or deliver supplies for us or to provide necessary servicing may delay or impair our ability to complete our clinical trials or commercialize our approved product or product candidates.
●	We may seek to enter into collaborations with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our approved product or product candidates.
●	The third-party manufacturing facilities on which we rely are subject to significant regulation and may not continue to meet regulatory requirements.
●	Our reliance on third parties necessitates the sharing of trade secrets, which increases the possibility of their improper disclosure or appropriation.

Risks Related to our Intellectual Property

●	If we fail to obtain and maintain sufficiently broad patent protection of our technology, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.
●	We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
●	Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
●	We may not be successful in obtaining or maintaining necessary intellectual or proprietary rights to our approved product or product candidates including, but not limited to acquisitions and in-licenses.

Risks Related to our Business Operations

●	We manage our business through a small number of employees and key consultants.
●	We may need to expand our operations and increase the size of our Company, which may expose us to difficulties in managing growth as well as additional regulatory operational and financial risks.
●	Our international operations and plans to expand such operations present challenges and risks related to doing business internationally.
●	Conditions in Israel may materially and adversely affect our business.
●	The use of our product or any of our product candidates could result in product liability or similar claims that could be expensive, damage our reputation and harm our business.
●	Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.
●	We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.

Risks Related to the Ownership of our Common Stock

●	Stockholder disputes may be limited by the terms of our amended and restated certificate of incorporation.
●	Trading in our common stock has been volatile and may continue to be volatile in the future.
●	Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws, as well as Delaware law, may discourage, delay, or prevent a change of control of our Company.

Risks Related to Employee Matters

●	Our business could suffer if we lose the services of key members of our senior management, key advisors or personnel.
●	Our employees may engage in misconduct or other non-compliant activities.
●	We are subject to various healthcare laws; failure to comply with such laws may result in substantial penalties.
●	Employee litigation and unfavorable publicity could negatively affect our future business.
●	We may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

General Risk Factors

●	The increasing use and relevance of social media platforms may present new risks.
●	Our business may be affected by unfavorable global or U.S. economic conditions.

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

With Beyond Air’s focus on NO and its effect on the human condition, there are two additional programs that do not utilize our LungFit® system. Through our majority-owned affiliate Beyond Cancer, Ltd. (“Beyond Cancer”), NO is used to target solid tumors. The LungFit® platform is not utilized for the solid tumor indication due to the need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that is designed to safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program has advanced to phase 1 clinical trials.

On November 4, 2021, Beyond Air reorganized its oncology business into a new private company called Beyond Cancer. Beyond Air’s preclinical oncology team and the exclusive right to the intellectual property portfolio utilizing UNO for the treatment of solid tumors now reside with Beyond Cancer. Beyond Air has 80% ownership in Beyond Cancer.

The second program, which does not utilize the LungFit® platform, partially inhibits neuronal nitric oxide synthase (“nNOS”) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). ASD is a serious neurodevelopmental and behavioral disorder, and one of the most disabling conditions and chronic illnesses in children. ASD includes a wide range of developmental disorders that share a core of neurobehavioral deficits manifested by abnormalities in social interactions, deficits in communication, restricted interests, and repetitive behaviors. In 2023, the CDC reported that approximately 1 in 36 children in the U.S. is diagnosed with an ASD. The cost of caring for Americans with autism had reached $268 billion in 2015 and would rise to $461 billion by 2025 in the absence of more-effective interventions and support across the life span. We expect this program to progress from preclinical to a phase 1 first-in-human clinical trial in 2025. Beyond Air has formed a wholly owned subsidiary called NeuroNOS which is responsible for pre-clinical and clinical development.

Our approved product and active pipeline of product candidates is shown in the tables below:

(a)	All dates are calendar year, and based on projections and appropriate financing, anticipated first launch on a global basis pending appropriate regulatory approvals

Our programs represent large market opportunities:

All figures are Company estimates for peak year sales: Global sales potential includes U.S. sales potential.

LungFit® PH is the first FDA-approved system using our patented plasma pulse technology to generate on-demand NO from ambient air and, regardless of dose or flow, deliver it to a ventilator circuit. The device uses a medical air compressor to drive room air through a plasma chamber in the center of the unit where pulses of electrical discharge are created between two electrodes. The system uses the power equivalent to a 60-watt lightbulb to ionize the nitrogen and oxygen molecules, which then combine as NO with low levels of nitrogen dioxide (“NO2”) created as a byproduct. The products are then passed through a Smart Filter, which removes the toxic NO2 from the internal circuit. With respect to PPHN, the novel LungFit® PH is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low concentration NO) for ventilated patients.

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

We submitted a PMA supplement to the FDA in November 2023 for the expansion of the label to include certain cardiac surgeries and we expect to receive CE mark under the Medical Device Regulation (“MDR”) in the EU during the second half of calendar 2024. According to the most recent year-end report from Mallinckrodt Pharmaceuticals (“Mallinckrodt”), sales of NO were $298.2 million in 2023 (down from $339.7 million in 2022) for the United States, Canada, Japan, Mexico and Australia, with ~90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the U.S. sales potential of LungFit® PH in PPHN to be approximately $350 million and worldwide sales potential to be approximately $700 million. We initiated the first phase of our commercial launch in July 2022 (the limited launch phase to introduce Lungfit PH and Beyond Air to hospitals), and entered into phase 2 (target initial market share gains in certain geographies) with an expanded commercial presence during the spring of 2023 in the U.S. and will continue to work toward a potential launch in the EU and globally in 2024 and beyond.We anticipate entering the final phase of our launch process in calendar 2025 where we will equip our commercial organization to become the market leader in the U.S. in a few years.

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

Following completion of the clinical trial and the 180-day follow-up period, incremental data were provided in a poster presentation at IDWeek 2022 held from October 19, 2022, through October 23, 2022 in Washington, D.C. In addition to the positive clinical results provided at ECCMID 2022, the poster showed a larger decline in c-reactive protein (“CRP”) from baseline for patients treated with NO + SST compared to the control group. Analysis of the data provides compelling evidence that high concentration NO delivery with the LungFit® PRO generator and delivery system can be a powerful tool against any type of pneumonia, especially COVID-19. The Company commenced a clinical trial in the second half of calendar 2023 in the United States and has made the decision to pause this study pending future funding.

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

After completion of the clinical trial, we presented positive results at the American College of Chest Physicians (“CHEST”) annual meeting, held from October 16, 2022 through October 19, 2022, further supporting development of intermittent high dose NO for the treatment of NTM. The clinical trial demonstrated that high dose NO treatment was well-tolerated in both the home and hospital settings. During the 10-week at-home treatment period of the clinical trial, a total of 2,492 inhalations were self-administered with overall high treatment compliance (>90%). There were no SAEs related to treatment discontinuations reported over the 12-week treatment or 12-week follow up periods. Key efficacy endpoints showed strong results with improvement seen in the majority of quality-of-life domains. Respiratory function and physical function were maintained during treatment and follow-up. Trends in the reduction of microbial load were observed and one patient achieved culture conversion with three consecutive negative sputum samples. We anticipate commencing a pivotal clinical trial in calendar year 2026 following discussions with the FDA.

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

In October 2023, Beyond Cancer presented positive pre-clinical data at the EORTC International Conference on Molecular Targets and Cancer Therapeutics, demonstrating a statistically significant survival benefit in mice treated with UNO plus anti-PD1 versus anti-PD1 alone. This was a pooled analysis of multiple studies done with 50,000 or 100,000 ppm NO for a single administration of 5 or 10 minutes. Additionally, Beyond Cancer’s second manuscript was published in the Cells Journal in an article titled “Intratumoral Administration of High-Concentration Nitric Oxide and Anti-mPD-1 Treatment Improves Tumor Regression Rates and Survival in CT26 Tumor-Bearing Mice.”

In late December 2023, the Company’s safety review committee completed its review of the first 6 human subjects treated with UNO and reported that there were no dose limiting toxicities at the 25,000 ppm NO concentration and the study may progress to the next concentration of 50,000 ppm NO.

In June 2024 at the American Society of Clinical Oncology (ASCO), the Company presented single agent treatment in relapsed or refractory unresectable, primary or metastatic cutaneous and subcutaneous malignancies at UNO doses of 25,000 and 50,000 parts per million. The immune biomarker data at Day 21, following a single 5 minute dose of UNO 50,000 ppm, demonstrated increases in dendritic cells, cytotoxic T-cells, central memory T-cells and a favorable increase in the M1/M2 ratio. Myeloid Derived Suppressor Cells (MDSCs) also showed a 54% decrease. In the 25,000 ppm cohort, the same stimulatory immune biomarkers were upregulated. UNO was generally well tolerated with primarily Grade 1 related toxicities. One Grade 3 adverse event was deemed a dose limiting toxicity in the 50,000 ppm cohort resulting in the expansion of the cohort to six total subjects.

The Company also reported a case of relapsed/refractory Triple Negative Breast Cancer (TNBC) in which the subject showed no evidence of malignancy in a satellite lesion 21 days following UNO treatment and a corollary, rapid and durable clinical resolution of radiation-induced dermatitis.

A Phase 1b trial protocol has been submitted to the Israeli Ministry of Health (IMOH) and upon regulatory approval, this trial will enroll up to 20 subjects with prior exposure to anti-PD-1 antibody that have either progressed, not achieved a response, or have prolonged stable disease ( 12 weeks) on single agent anti-PD-1 without radiographic evidence of continued tumor reduction. Subjects enrolled in the Phase 1b trial will be treated with the UNO + anti-PD-1 combination upon completion of the Phase 1a trial.

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

NitricGen License

On January 31, 2018, the Company entered into a definitive agreement to acquire a global, exclusive, perpetual, transferable license to the eNOGenerator and associated critical assets including intellectual property, know-how, trade secrets and confidential information (the “License”) from NitricGen Inc. (“NitricGen”). The eNOGenerator is a novel and precise delivery system that uses NO generated from ambient air with a novel NO generator.

The Beyond Air LungFit® system, which incorporates the eNOGenerator, has been designated as a medical device by the FDA. The eNOGenerator can generate NO on demand for delivery to the lungs at concentrations ranging from 0.5 to 400 ppm. With the License, the Company expects that it will be able to target all conditions requiring NO at any concentration, regardless of the need for intermittent or continuous dosing.

Under the terms of the License, the Company agreed to pay NitricGen an aggregate of $2 million in up-front, clinical, and regulatory milestone payments, with the majority pertaining to regulatory milestones, as well as royalties on net sales of the delivery system containing the eNOGenerator at a percentage in the low-single digits. As partial consideration for the License, we issued to NitricGen warrants to purchase 100,000 shares of our common stock at an exercise price of $6.90 per share. To date, $1.5 million has been paid for milestones that were earned. As of March 31, 2024 the remaining future milestone payments totaled $0.3 million.

Cystic Fibrosis Foundation Agreement

On February 10, 2021, the Company received a grant for up to $2.2 million from the CFF to advance the clinical development of high concentration NO for the treatment of NTM pulmonary disease, which disproportionally affects cystic fibrosis patients. Under the terms of the agreement with CFF, the funding will be allocated to the ongoing LungFit® GO NTM pilot clinical trial. The grant provides milestones based upon achieving performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The royalties are capped at four times the grant actually paid to the Company. A total of $1.7 million has been recognized as a reduction of research and development costs from this grant to date. Since the beginning of the pilot clinical trial, the Company has received milestone payments totaling $1.7 million, the trial is now successfully completed and no further payments are expected.

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

Our Clinical Results to Date

We have conducted several clinical trials to assess our 150-250 ppm NO inhalation-treatment in various indications. These trials include

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

In December 2020 we began a 12-week, multi-center, open-label clinical trial in Australia intended to enroll approximately 20 adult patients with chronic refractory NTM lung disease. We received a grant of up to $2.2 million from the CFF to fund this study and advance the clinical development of inhaled NO to treat NTM pulmonary disease. The trial enrolled both CF and non-CF patients infected with MAC, M. abscessus or any strain of NTM. The study consisted of a run-in period followed by two treatment phases. The run-in period provided a baseline for the efficacy endpoints. The first treatment phase took place over a two-week period and begun in the hospital setting where patients were titrated from 150 ppm NO up to 250 ppm NO over several days. During this phase patients received NO for 40 minutes, four times per day while MetHb levels were monitored. Patients were also trained to use LungFit® GO and subsequently discharged to complete the remaining portion of the two-week treatment period at their home at the highest tolerated NO concentration. For the second treatment phase, a 10-week maintenance phase, the administration was twice daily. The study was evaluating safety, quality of life, physical function, and bacterial load among other parameters. The mean age of subjects was 62.1 years (range: 22 – 82 years) with the majority female (80%), a distribution consistent with real-world NTM disease. All 15 subjects were successfully titrated to 250 ppm NO in the hospital setting, and no patients required dose reductions during the subsequent at-home portion of the study. Patients were followed up for 12 weeks after the 12-week treatment period was completed.

The Company presented positive results at the 2022 CHEST annual meeting, held from October 16, 2022 through October 19, 2022, further supporting development of intermittent high dose NO for the treatment of NTM. The study demonstrated that high dose NO treatment was safe and well-tolerated in both the home and hospital settings. During the 10-week at-home treatment period of the study, a total of 2,492 inhalations were self-administered with overall high treatment compliance (>90%). There were no SAEs related to treatment discontinuations reported over the 12-week treatment or 12-week follow up periods. Key efficacy endpoints showed strong results with improvement seen in the majority of quality-of-life domains. Respiratory function and physical function were maintained during treatment and follow-up. Trends in the reduction of microbial load were observed and one subject achieved culture conversion with three consecutive negative sputum samples. We anticipate commencing a pivotal clinical trial in calendar year 2026 following discussions with the FDA.

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

In 2018 we completed a second pilot study in bronchiolitis in 6 centers in Israel. The data were published in Nature in 2020. The prospective, randomized, double blind, controlled pilot study enrolled 67 patients, aged 0-12 months, who were hospitalized due to bronchiolitis. The patients received either SOC (typically oxygen and hydration) or SOC plus inhaled NO at a concentration of 160 ppm for 30 minutes 5 times per day for up to 5 days. The primary endpoint of hospital LOS was met with a 26.7-hour reduction in hospital length of stay demonstrated (p=0.04). Secondary endpoints of time required to achieve a clinical score of 5 or less on the modified Tal score and time required to achieve SaO2 of 92% or greater showed improvement versus the SOC. There were no issues with NO2 or MetHb and no SAEs were recorded.

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

Manufacturing and Distribution

We have contracted with third-party contract manufacturers, Spartronics LLC (“Spartronics”), and Medisize Ireland Limited (“Medisize”) who have completed a substantial portion of the commercial manufacturing process for our LungFit® PH system. In addition, we will be reliant on our partners for commercial manufacture of our systems for both clinical studies and commercial supply. In the year ended March 31, 2024, the Company purchased approximately 75% of our materials from Spartronics.

We have a central warehouse in Atlanta, Georgia for the staging of products to be deployed to forward-stocking locations (“FSL”) in major cities close to our potential customers. We contract with third-party logistics providers to manage both the central warehouse and the FSLs. FSLs allow us to supply LungFit® devices and consumables in a timely manner to customers.

We market directly to our customers through our field sales team. A separate team of clinical specialists provides the training necessary to use the devices. Invoicing and cash collection are managed from our Garden City, New York headquarters.

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

On August 31, 2015 the Company entered into an agreement with Pulmonox (the “Option Agreement”) whereby we acquired the option to purchase certain intellectual property assets, including Pulmonox’s rights in 17 issued U.S. patents, including eight patents jointly owned with CareFusion which are directed to:

●	devices and methods for delivering NO formulations to a patient at steady and alternating concentrations (80-400 ppm), including intermittent delivery of NO;

●	a device and methods for treatment of surface infections; and

●	use of NO as a mucolytic agent and for treatment and disinfection of biofilms.

We exercised the Option in January 2017, acquiring Pulmonox’s rights in the patents described above. Upon exercise of the Option, we became obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which we receive regulatory approval for the commercial sale of the first product candidate qualifying under the agreement. These milestone payments are almost entirely sales-related and are capped at a total of $87 million across three separate and distinct indications that fall under the agreement with the majority of them, approximately $83 million, being sales-related based on cumulative sales milestones for each of the three products. In addition, the Company issued a fully vested warrant to purchase up to 178,570 shares of our common stock at an exercise price of $4.80 per share for each share of common stock. On May 10, 2018, we issued to Pulmonox, an additional fully vested warrant to purchase up to 29,763 shares of our common stock at an exercise price of $4.80 per share. These warrants expired in January 2024.

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

On May 25, 2021, we and Circassia entered a settlement agreement (the “Settlement Agreement”) resolving all claims by and between both parties and mutually terminating the agreement with Circassia. Pursuant to the terms of the Settlement Agreement, we agreed to pay Circassia $10.5 million in three installments, the first being a payment of $2.5 million triggered upon FDA approval for the LungFit® PH (fixing the “Initial Payment Due Date” at July 28, 2022). Thereafter, we are to pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6.0 million. $2.5 million was paid to Circassia in July 2022, $3.5 million was paid in August 2023 and $4.5 million has been recorded as an accrued liability for the year ended March 31, 2024 and will be paid in the second fiscal quarter of 2025.

Government Regulation

U.S. Regulation. In the U.S., the FDA regulates drug and medical device products under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), and its implementing regulations. Our products have been designated as devices by the FDA and will be regulated by the Center for Devices and Radiological Health (“CDRH”). Given that currently approved NO products and delivery systems were approved either separately (NO drug approval and NO delivery systems cleared as devices) or as drug-device combinations in the United States, we expect our device to not only be reviewed by CDRH, but also have input from the Center for Drug Evaluation and Research (“CDER”).

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

Corporate History

We were incorporated on April 24, 2015. On June 25, 2019, our name was changed to Beyond Air, Inc. from AIT Therapeutics, Inc.

We have the following wholly owned subsidiaries:

-	Beyond Air Ltd. (“BA Ltd.”), incorporated in Israel on May 1, 2011.

-	Advanced Inhalation Therapies (“AIT”), a wholly-owned subsidiary of BA Ltd., incorporated on August 29, 2014, in Delaware. AIT was dissolved on March 1, 2021.

-	Beyond Air Australia Pty Ltd., incorporated on December 17, 2019 in Australia.

-	Beyond Air Ireland Limited, incorporated on March 5, 2020 in Ireland.

-	Beyond Air Cyprus Limited, incorporated on October 13, 2021 in Cyprus.

-	Jodheary Holdco 18 Limited, incorporated on March 24, 2023 in Ireland. In April 2023, its name was changed to Beyond Air (NO) Limited. In March 2024, its name was changed to NeuroNOS Ltd.

-	NeuroNOS Ltd Israel, incorporated on March 12, 2024

We also have 80% ownership in the following entity:

-	Beyond Air Bermuda Limited, incorporated on August 13, 2021 in Bermuda. In September 2022, its name was changed to Beyond Cancer Bermuda Limited.

Beyond Air Bermuda Limited has the following wholly owned subsidiaries:

-	XAIR Israel Ltd, incorporated on October 3, 2021 in Israel.

-	Beyond Cancer U.S., Inc., incorporated on March 17, 2022 in Delaware.

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

Human Capital

As of March 31, 2024, we had 107 employees globally, all of whom were full time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These are not the only risks we face. These risks include, among others, that:

●	we are a medical device and biopharmaceutical company with only one FDA-approved product and a limited operating history on which to assess our business, have incurred significant losses since our inception and incurred a net cash used in operating activities for the year ended March 31, 2024 of approximately $56.0 million. As of March 31, 2024, we have an accumulated deficit of approximately $239.7 million and we anticipate to continue to incur significant losses for the foreseeable future;

●	we are unable to predict the extent of future losses or when we will become profitable based on the sale of any product, if at all. Even if we succeed in scaling the commercialization of our approved product and succeed in developing and commercializing our product candidates, we may never generate revenue to sustain profitability;

●	we have only one FDA-approved product, and we expect that we will need to raise additional funding before we can expect to become profitable from sales of our products;

●	we are heavily dependent upon the success of our approved product and product candidates (which are in various stages of clinical development), and we cannot provide any assurance that the FDA or comparable foreign regulatory authorities will allow us to conduct further clinical trials;

●	we are in the process of further developing our proprietary NO delivery system, and unexpected delays will adversely impact the timing of our U.S.-based clinical trials and approvals;

●	we might be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever;

●	our competitors may develop or commercialize products faster or more successfully than us;

●	because some of the target patient populations of our approved product or product candidates are small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth;

●	we rely on third parties to help conduct our preclinical studies, clinical trials and commercial scale manufacturing;

●	if we are unable to obtain and maintain effective intellectual property rights for our technologies, approved product or current or future product candidates, we may not be able to compete effectively in our markets; and

●	our future success depends in part upon our ability to retain our executive and scientific teams, and to attract, retain and motivate other qualified personnel.

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

On June 15, 2023 (the “Closing Date”), Beyond Air, Inc. and its wholly-owned subsidiary, Beyond Air Ltd., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). Also on June 15, 2023, the Company entered into a Supplement to the Loan and Security Agreement (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders. The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $40.0 million, with (i) $17.5 million advanced on the Closing Date (“Tranche 1”), (ii) up to $10.0 million which may be advanced upon the request of the Company between April 1, 2024 and September 30, 2024, subject to the Company having achieved total revenue derived from the sale of LungFit® PH (other than licensing revenue) (“Product Revenue”) for the three-month period prior to funding of not less than 85% of projected Product Revenue for such period (“Tranche 2”), and (iii) up to $12.5 million which may be advanced after April 1, 2024 (the “Discretionary Tranche”), subject to (a) the Agent and Lenders having received investment committee approval and (b) the Company and Lenders having mutually agreed to draw and fund such amount. The Loans are due and payable on June 1, 2027 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months contingent upon the Company’s achievement of at least $40.0 million of Product Revenue in the fiscal year ending March 31, 2025, provided the Company has fully drawn Tranche 2. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. The Company may, subject to certain parameters, voluntarily prepay the Loans, in whole or in part, at any time. If prepayment occurs on or before the one-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 3.00%; if prepayment occurs after the one-year anniversary of the Closing Date and on or before the two-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 2.00%; if prepayment occurs after the two-year anniversary and on or before the three-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.50%; and if prepayment occurs after the three-year anniversary of the Closing Date and before the Maturity Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.00%. A final payment fee of 3.50% of the principal amount of the Tranche 1 and Tranche 2 Loans is also due upon the Maturity Date or any earlier date of prepayment (in the case of any partial prepayment, solely with respect to the principal amount being prepaid). The Loans are guaranteed by the Company’s subsidiaries, Beyond Air Ltd. and Beyond Air Ireland Limited, and certain of the Company’s future subsidiaries (collectively, the “Guarantors”). The Company’s obligations under the Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of the Company’s assets and have been or will be secured by a pledge of substantially all of the assets of the Guarantors.

Pursuant to the Loan Agreement, the Company is subject to a financial covenant requiring the Company to maintain at all times $5.0 million in unrestricted cash, on deposit in a US bank. The Loan Agreement also contains affirmative and negative covenants customary for financings of this type that, among other things, limit the ability of the Company and its subsidiaries to (i) incur additional debt, guarantees or liens; (ii) pay any dividends; (iii) enter into certain change of control transactions; (iv) sell, transfer, lease, license, or otherwise dispose of certain assets; (v) make certain investments or loans; and (vi) engage in certain transactions with related persons, in each case, subject to certain exceptions.

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

Pursuant to the Loan Agreement, we must satisfy certain conditions to be eligible to draw down the Tranche 2 of $10.0 million and the Discretionary Tranche of $12.5 million. Tranche 2 may be advanced upon the request of the Company between April 1, 2024 and September 30, 2024, subject to the Company having achieved Product Revenue for the three-month period prior to funding of not less than 85% of projected Product Revenue for such period. The uncommitted Discretionary Tranche may be advanced after April 1, 2024 subject to (i) the Agent and Lenders having received investment committee approval and (ii) the Company and Lenders having mutually agreed to draw and fund, respectively, such amount. If we are unable to satisfy the conditions for the draw-down of Tranche 2 or the Lenders do not agree to fund the Discretionary Tranche, we would not be able to draw down such tranches and may not be able to obtain alternative financing on commercially reasonable terms or at all.

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

We are working on PPHN which is a highly competitive market. A delivery system with a generator of NO has never been commercialized anywhere in the world, and market acceptance at an appropriate price is proving to be a somewhat difficult and lengthy process. The biotechnology, pharmaceutical and medical device industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, medical device companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our approved product or our product candidates. We are aware of several companies currently developing and selling NO therapies for various indications such as hypoxic respiratory failure (HRF). For example, Mallinckrodt commercializes INOMAX® (nitric oxide) for inhalation, which is approved for use to treat newborns suffering from HRF-PPHN in the U.S., Canada, Australia, Mexico and Japan. Linde Group markets a generic version of the Mallinckrodt offering with their delivery system called NOxBOX®. The Linde Group has marketing rights to INOMAX® in Europe. Air Liquide sells a similar product in Europe, called KINOX™, together with their delivery platform called SoKINOX™, for the treatment of pulmonary hypertension of the newborn. In Europe, EKU, International Biomedical, Cahouet and ITC each have a device that delivers nitric oxide. Bellerophon Therapeutics is developing an NO delivery system for patients with chronic pulmonary diseases such as COPD, PH-sarcoidosis, or fibrotic interstitial lung disease. VERO Biotech LLC (formerly known as Geno LLC) received FDA approval for their delivery system GENOSYL DS for HRF associated with PPHN in 2019 and received FDA approval for a third generation of that delivery system in 2023. In addition, other companies may be developing inhaled NO delivery systems at various concentrations. Novan Inc. has recently received approval for a nitric oxide-based prescription treatment called berdazimer for molluscum, a contagious skin infection. SaNOtize has an NO nasal spray that has received approval in India, Israel, and eight other countries for preventing COVID-19 after exposure. Third Pole has reported the development of an NO generator and delivery system, but we are not aware of any display of any product at any medical/scientific conference in recent years. Our patents surrounding LungFit® have priority date over those of Third Pole.]

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

We currently have a limited marketing and sales organization. If we are unable to scale sales and marketing capabilities or enter into agreements with third parties to market and sell LungFit® PH or our product candidates, we may be unable to generate revenue

Although some of our employees may have sold other similar products in the past while employed at other companies, we as a company have limited experience selling and marketing our product candidates and we currently have a nascent marketing and sales organization. To successfully commercialize LungFit® PH or any other products that may result from our development programs, we will need to further develop these capabilities, either on our own or with others. We continue to refine our commercialization efforts for LungFit® PH and intend to establish a more complete sales and marketing organization with technical expertise to potentially reach all U.S. hospitals using or capable of using NO. This will be an expensive, difficult and time-consuming endeavor. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products.

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

In particular, we and our suppliers are required to comply with the FDA’s QSR in the U.S. and other regulations enforced outside the United States which cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. Regulatory authorities, such as the FDA, and notified bodies enforce the QSR in the U.S. and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	unanticipated expenditures to address or defend such actions;

●	customer notifications for repair, replacement, refunds;

●	recall, detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying our requests for 510(k) clearance, de novo authorization or PMA approval of new products or modified products;

●	operating restrictions;

●	withdrawal of 510(k) clearances on PMA approvals that have already been granted;

●	refusal to grant export approval for our products; or

●	criminal prosecution.

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

Our business and sale of our approved product and product candidates are subject to extensive regulatory requirements, including compliance with labelling, manufacturing and reporting controls. If we fail or are unable to timely obtain the necessary 510(k) clearances, de-novo authorizations, or PMA approvals for new products, or equivalent steps in third countries including the EEA, our ability to generate revenue could be materially harmed.

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

The EU MDR imposes a number of new requirements on manufacturers of medical devices. Notified bodies need to be accredited by the EU Member States’ accreditation bodies to conduct assessment procedures for medical devices in accordance with the EU MDR. There are currently a relatively small number of notified bodies that have been accredited to conduct these assessments and their capacity to deal with new applications is currently limited. In addition, the timeline to go through an EU MDR conformity assessment is substantially longer than under the previous Directive (currently between 13 and 18 months in average). This may delay conformity assessment procedures in the future in the EEA, and may impact any of our future activities in the EEA and the UK, the renewal of our existing CE Certificates of Conformity and conformity assessment related to future bodies.

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

Brexit has created significant uncertainty concerning the future relationship between the UK and the EU. On 24 December 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement (the “Trade Agreement”), which took effect on May 1, 2021. The Trade Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods. The Trade Agreement does not however, specifically address medical devices. The Trade Agreement seeks to ensure that the parties ensure “regulatory cooperation”. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. In light of the fact that the CE marking process is set out in EU law, which no longer applies in the UK, the UK has devised a new route to market culminating in a UK Conformity Assessed (“UKCA”) mark to replace the CE mark. Northern Ireland will, however, continue to be covered by the regulations governing CE marks. As part of the Trade Agreement, the EU and the UK have agreed to continue to recognize declarations of conformity based on a self-assessment in the other territory. On July 1, 2023, The UK Medical Device Regulations 2002 (SI 2002 No 618, as amended) (“UK MDR”) was amended to extend the acceptance of CE marked medical devices on the Great Britain market up to June 30, 2030.

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

Clinical trials are necessary to support our future product submissions to the FDA and such trials involve regulatory complexity, are lengthy, iterative and involve working with third parties, including CROs and patients for enrollment. These and other factors may affect our ability to complete clinical trials and may lead to delays or failures that would affect our business and financial prospects.

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

The initiation and completion of our clinical trials may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical trials, including related to the following:

●	we may be required to submit an IDE application to the FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and the FDA may reject our IDE application and notify us that we may not begin clinical trials;

●	regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;

●	regulators and/or an IRB, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

●	we may not reach agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the number of subjects or patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors, including those manufacturing products or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	we might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

●	we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re-examination;

●	regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;

●	the cost of clinical trials may be greater than we anticipate;

●	clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;

●	we may be unable to recruit a sufficient number of clinical trial sites;

●	regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

●	approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner rendering our clinical data insufficient for certification or approval;

●	our current or future products may have undesirable side effects or other unexpected characteristics; and

●	impacts of regional or global public health crises, such as the COVID-19 pandemic, could adversely affect any clinical trials we are conducting or plan to conduct, including delays or difficulties in enrolling or onboarding patients, initiating clinical sites, or obtaining the requisite certification or regulatory approvals, interruption of key clinical trial activities, or supply chain disruptions that delay or make it more difficult or costly to obtain the supplies and materials we need for clinical trials.

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

In the year ended March 31, 2024, the Company purchased approximately 75% of its materials from a third-party vendor. In the year ended March 31, 2023, the Company purchased approximately 80% of its materials from two third-party vendors, with these vendors representing 67% and 13%, respectively.

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

As of March 31, 2024, we had a total of 107 full-time employees between us and our subsidiaries and a number of dedicated consultants, all of whom work for us on a part-time basis. In addition, any of our employees and consultants may leave the Company at any time, subject to certain notice periods. The loss of the services of any of our executive officers or any key employees or consultants would adversely affect our ability to execute our business plan and harm our operating results.

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

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics such as the COVID-19 pandemic, and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States, Europe or abroad, may have a strong negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers.

We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.

We rely to a large extent upon sophisticated information technology systems to operate our businesses, some of which are managed, hosted, provided and/or used for third parties or their vendors. We may collect, store and transmit large amounts of confidential information (including personal information and pseudonymized information), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information. A significant breakdown, invasion, corruption, destruction, interruption, or unavailability of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. Hardware, software, or applications we develop or obtain from third parties may contain defects in design or manufacture or other supply chain problems that could unexpectedly compromise our information and network security.

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

ITEM 1C. CYBERSECURITY

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

Cybersecurity Program

Given the importance of cybersecurity to our business, we maintain a robust cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. This program includes a number of administrative, physical, and technical safeguards with regular evaluations of our cybersecurity program, including periodic internal and external audits, penetration tests, and incident response simulations. We also require cybersecurity training when onboarding new employees and contractors, as well as required cybersecurity awareness training for our employees and contractors/other workforce members. Our program leverages industry frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) to strengthen our program effectiveness and reduce cybersecurity risks.

We use a risk-based approach with respect to our use and oversight of third-party service providers. We use a number of means to assess cyber risks related to our third-party service providers, including maintaining vendor questionnaires/conducting due diligence in connection with onboarding new vendors and engaging in periodic reviews thereafter as appropriate.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

In the event of a cybersecurity incident, we maintain a regularly tested incident response program. Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of an incident and associated threat, and handling it in accordance with that severity level. We have relationships with a number of third-party service providers to assist with cybersecurity containment and remediation efforts.

Governance

Upon a notification of concerning factors which may be indicative that a notable cybersecurity incident has occurred, the Cyber Security Subcommittee (Cyber Security Subcommittee) consisting of General Counsel, Head of HR & Chief Technical Officer (CTO) meets to make an initial assessment. If the Cyber Security Subcommittee determines there is a reasonable likelihood a notable cybersecurity incident has occurred, then notice will promptly be given to certain members of the Company Executive Team including our Chief Executive Officer, Chief Operating Officer, Chief Commercial Officer & Chief Financial Officer.

Our team leverages over 25 years of experience in various cyber security functions. Our CTO, and their team, are responsible for the day-to-day management of the cybersecurity program.

The CTO provides periodic briefings for our senior management team on cybersecurity matters, including the prevention, detection, mitigation, and remediation of cybersecurity incidents and cybersecurity threats.

Board Oversight

While the Board of Directors has overall responsibility for risk oversight, our Audit Committee oversees cybersecurity risk matters. The Audit Committee is responsible for reviewing, discussing with management, and overseeing the Company’s cybersecurity and privacy risk exposures and policies. On a quarterly basis, the CTO reports to the Audit Committee on information technology and cybersecurity matters, including key information technology risks. The CTO also apprises the Audit Committee and full Board of Cyber Security Incidents consistent with our incident response program, promptly.

Cybersecurity Risks

Our cybersecurity risk management processes are integrated into our overall Enterprise Risk Management (“ERM”) process. As part of our ERM process, department leaders identify, assess, and evaluate risks impacting our operations across the Company, including those risks related to cybersecurity. Department leaders are asked to consider the severity and likelihood of certain risk factors, drawing upon their company knowledge and past business experience. While we maintain a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors.” To date, we have not experienced any material cybersecurity incidents or threats.

ITEM 2. PROPERTIES

As of March 31, 2024, the Company leased facilities for corporate and R&D purposes at locations throughout the United States and in various locations outside of the United States. Our executive office is located at 900 Stewart Avenue, Suite 310, Garden City, NY 11530 under a lease that expires in June 2031. We also lease office space in Garden City, New York under a lease that expires in June 2025, an office in Atlanta, Georgia under a lease that expires in September 2026, an office in Dublin, Ireland under a lease that expires in September 2028 and office spaces in Rehovot, Israel under several lease agreements that expire over the course of the next fiscal year. The Company has a research and development facility in Madison, Wisconsin under a lease that expires in May 2026. The Company believes the existing facilities which are used by all reportable segments and are in good operating condition and are suitable for the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

In April 2023, the Company paid a total of $7.6 million, including damages and interest, in satisfaction of judgment in resolution of Empery Asset Master, Ltd., et. al. vs. AIT Therapeutics, Inc. (the “Empery Suit”). This payment in connection with the Empery Suit had been included in accrued liabilities for the year ended March 31, 2023.

In December 2021, Hudson Bay Master Fund (“Hudson”) filed a lawsuit in the Supreme Court of the State of New York against the Company relating to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering. Hudson’s complaint alleged breach of contract and that Hudson is entitled to damages and interest as a result of certain adjustments to the exercise price and number of warrant shares issuable following a February 2018 financing transaction. The lawsuit was settled in July 2023, and the Company paid $3.1 million for defense and indemnity costs in the quarter ended September 30, 2023. As of March 31, 2024 and March 31, 2023, $0 and $2.7 million, respectively, were included in accrued liabilities.

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

Stockholders

As of June 24, 2024, there were approximately 105 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in “street” or nominee name through brokerage firms.

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

We expect to be certified under the EU MDR in the second half of calendar year 2024. We also expect to make certain regulatory filings outside of the U.S. this year. If certifications or regulatory approvals are obtained, we anticipate to launch LungFit® outside of the U.S. in late 2024.

In addition to the above-mentioned programs, we have two subsidiaries that are currently engaging in novel preclinical stage pharmaceutical research, Beyond Cancer, Ltd. and Beyond Air Cyprus.

Financial Operations Overview

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our most critical accounting estimates include determining the accruals associated with third party providers supporting research and development efforts.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing purchase orders, open contracts, reconciling payments and invoices and communicating with our personnel and suppliers to identify services that have been performed on our behalf. It also includes the research and development vendors providing us milestone and percentage of completion reports on the statuses within each active purchase order and contract along with estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost. Our vendors invoice us in various ways via advance payments, as contractual milestones are met or monthly in arrears for services performed.

We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and adjust if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by clinical and pre-clinical vendors in connection with research and development activities for which we have not yet been invoiced.

We contract with these vendors to conduct clinical and pre-clinical services on our behalf. We base our expenses on our estimates of the services received and efforts expended pursuant to quotes and contracts with the research and development vendors. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Results of Operations and Other Comprehensive Loss

(in thousands, except number of shares and loss per share)	Year Ended March 31, 2024	Year Ended March 31, 2023

Revenue	$1,159	$-

Cost of revenue	(2,466)	(555)

Gross loss	(1,307)	(555)

Research and development	(24,363)	(16,810)
General and administrative	(37,337)	(34,694)
Total operating expenses	(61,700)	(51,504)

Loss from operations	(63,006)	(52,059)

Estimated contingent loss	(598)	(7,863)
Dividend and interest income	1,739	656
Interest and finance expense	(2,912)	(30)
Change in fair value of warrant liability	611	-
Change in fair value of derivative liability	48	-
Foreign Exchange loss	(6)	(105)
Other expense	(169)	-

Total other income/(expense)	(1,288)	(7,342)

Net loss before income taxes	(64,295)	(59,401)

Provision for income taxes	-	-

Net loss	$(64,295)	$(59,401)

Less: Net loss attributable to non-controlling interest	(4,053)	(3,585)

Net loss attributed to Beyond Air, Inc.	$(60,242)	$(55,816)

Other comprehensive income:
Foreign currency translation gain / (loss)	(68)	(43)

Comprehensive loss attributable to Beyond Air, Inc.	(60,310)	(55,859)

Net loss per share – basic and diluted	$(1.82)	$(1.86)

Weighted average number of shares of common stock outstanding – basic and diluted	33,160,180	29,973,639

Comparison of the year ended March 31, 2024 to the year ended March 31, 2023

Revenue and Cost of Revenue

$1.2 million and $0 revenue was recognized for the years ended March 31, 2024 and March 31, 2023 respectively. Cost of revenue of $2.5 million and gross losses of $1.3 million were recognized for the year ended March 31, 2024 compared to a cost of revenue of $0.6 million and gross losses of $0.6 million for the year ended March 31, 2023.

The increase in revenue was due to our commercial product launch in June 2022. Cost of revenue exceeded revenue primarily driven by costs of supply chain infrastructure required to grow revenue in future periods and depreciation of devices purchased but not yet deployed.

Research and Development

Research and development expenses for the year ended March 31, 2024 were $24.4 million, as compared to $16.8 million for the year ended March 31, 2023. The increase of $7.6 million was attributed primarily to an increase in expenditures on clinical trials ($3.6 million) and preclinical studies ($0.2 million), an increase in salaries ($2.7 million) and stock-based compensation benefits ($0.3 million) and an increase in expenditures on professional fees ($0.7 million).

General and Administrative Expenses

General and administrative expense for the years ended March 31, 2024 and March 31, 2023 were $37.3 million and $34.7 million, respectively. The increase of $2.7 million was attributed primarily to an increase in salaries of $1.6 million ($0.9 million in Beyond Air and of $0.7 million in Beyond Cancer) mainly driven by an increase of 12 positions globally, an increase in stock-based compensation of $1.5 million ( an increase of $3.4 million in Beyond Air and offset by a decrease of $1.9 million in Beyond Cancer), rent ($0.1 million), consulting fees in relation to international expansion and patent protections ($0.9 million) depreciation ($0.2 million) and IT expenses ($0.2 million) offset by a reduction in marketing and evaluation expenses ($0.4 million), legal fees ($1.2 million) and insurance expenses ($0.1 million).

Other Income and Expense

Net other expense for the year ended March 31, 2024 and March 31, 2023 were $1.3 million and $7.3 million, respectively. The $6.0 million decrease in expenses is mainly due to a change in fair value of warrant liability of $0.6 million on the Loan and Security Agreement, $1.1 million of interest and dividend income from our investments in marketable securities and $7.9 million incurred in the prior year related to the Empery Suit and Hudson suit, partially offset by an increase in interest and finance expense of $2.9 million, and $0.6 million of non-product related litigation.

Net Loss Attributable to Non-controlling Interest

Net loss attributed to non-controlling interest for the year ended March 31, 2024, was $4.1 million, compared to $3.6 million for the year ended March 31, 2023. Non-controlling interest represents 20% of the net loss of our Beyond Cancer subsidiary which was established in November 2021 and the increase in net loss is reflective of the increase in spend in Beyond Cancer since its inception in late 2021.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders for the year ended March 31, 2024, was $60.3 million or a loss of $1.82 per share, basic and diluted, as a result of the foregoing. Our net loss attributed to common stockholders for the year ended March 31, 2023, was $55.8 million or a loss of $1.86 per share, basic and diluted.

Liquidity and Capital Resources

We started generating costs related to the commercial launch since obtaining regulatory approval for the LungFit® PH at the end of the first quarter of fiscal 2023 and started to generate revenue in the first fiscal quarter of 2024. We have generated $1.1 million from the sale of products to date. We used cash flow in operations of $56.0 million for the year ended March 31, 2024 and we have experienced an accumulated deficit of $239.7 million since inception through March 31, 2024. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $34.5 million and $0.2 million in restricted cash.

We expect to incur net losses and have significant cash outflows for at least the next twelve months. Management believes these factors raise substantial doubt about the Company’s ability to meet its obligations with cash on hand and concluded that the Company will require additional funding within one year from the date these financial statements are issued.

Management is confident that the efforts to arrange financing as described below, while not assured, will enable them to meet the Company’s obligations.

Management currently has various funding options in place to raise additional capital such as a debt line of $12.5 million with Avenue Capital, subject to Avenue Capitals investment committee approval and negotiations of the terms and conditions between both parties, an ATM sales agreement with $32.9 million of available funds, assets that can be leveraged such as Beyond Cancer, Autism, LungFit PH international partnerships, LungFit PRO international partnerships and LungFit GO partnerships. The Company issued a callable warrant in connection with its sale of securities in March 2024 which, provided the Company attains certain revenue targets, could allow the Company to raise an additional $21.7 million in the first half of calendar 2025. Additionally, in January 2022 the Company filed a shelf registration statement on Form S-3, which allows the Company to offer and sell up to $200,000,000 of its equity or equity-linked securities. The securities purchase agreement entered into in March 2024 contains restrictions to our ability to raise additional funding on the 2022 ATM for a period of 90 days and entering into variable rate transactions for a period of 6 months.

With respect to Beyond Cancer, discussions are underway with investment banks to raise capital based on their most recent top line data from the phase 1a, first-in-human trial which was successful in the first 6 patients with no dose limiting toxicities at the first dose. Treatment in the next dosing cohort has begun.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue operating as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

On May 25, 2021, the Company and Circassia entered into the Settlement Agreement resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments, and the first payment of $2.5 million was triggered upon FDA approval for the LungFit® PH (fixing the Initial Payment Due Date at July 28, 2022). Thereafter, the Company is to pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. $4.5 million is included in accrued liabilities at March 31, 2024 and will be paid in the second fiscal quarter of 2025.

On February 4, 2022, we entered into an At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co, Inc. (the “2022 ATM”). Under the 2022 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50.0 million, from time to time and at various prices. If shares of our common stock are sold, there is a 3% fee paid to the sales agent. As of March 31, 2024, there was a balance of $32.9 million available under the 2022 ATM.

On June 15, 2023 (the closing date), we entered into the Loan Agreement with the Agent and the Lenders, providing for senior secured term loans in an aggregate principal amount of up to $40.0 million, with (i) $17.5 million advanced on the Closing Date, (ii) up to $10.0 million between April 1, 2024 and September 30, 2024, subject to our achieving revenue milestones, and (iii) up to $12.5 million after April 1, 2024, subject to mutual agreement. The Loans are due and payable on June 1, 2027. The Loan principal is repayable beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months. The Loans bear interest at a rate per annum equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. A final payment fee of 3.50% of the principal amount of the first two tranches under the Loan Agreement Loans is also due upon repayment of the principal.

We are subject to a financial covenant requiring us to maintain $5.0 million in unrestricted cash on deposit in a US bank. The Loan Agreement also contains affirmative and negative covenants customary for financing of this type.

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

Our future capital requirements will depend on many factors, including:

●	the progress and costs of our preclinical studies, clinical trials and other research and development activities;
●	the costs of commercializing the LungFit® system;
●	the scope, prioritization and number of our clinical trials and other research and development programs;
●	the costs and timing of obtaining certification or regulatory approval for our product candidates;
●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
●	the costs of, and timing for, strengthening our manufacturing agreements for production of sufficient clinical quantities of our product candidate;
●	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally;
●	the costs of acquiring or undertaking the development and commercialization efforts for additional, future therapeutic applications of our product candidate;
●	the magnitude of our general and administrative expenses; and
●	any cost that we may incur under current and future in-licensing and out-licensing arrangements relating to our product candidate.

Comparison between Fiscal Years Ended March 31, 2024 and March 31, 2023

Cash Flows

Below is a summary of the statements of cash flows for the years ended March 31, 2024 and March 31, 2023.

(in thousands)	For The Year Ended March 31, 2024	For The Year Ended March 31, 2023

Net cash provided by (used in):
Operating activities	$(56,014)	$(33,009)
Investing activities	$(12,235)	$(20,587)
Financing activities	$43,167	$2,696
Effect of exchange rate changes on cash and cash equivalents	$(77)	$(43)
Net decrease in cash, cash equivalents and restricted cash	$(25,160)	$(50,944)

Operating Activities

For the year ended March 31, 2024, net cash used by operating activities was $56.0 million, which was primarily due to our net loss of $64.3 million, which includes $21.3 million of stock-based compensation, $0.4 million received in grant payments, $2.0 million of depreciation and amortization partially offset by a $1.6 million increase in prepaid accounts, a $0.3 million increase in accounts receivable, a $1.0 million increase in inventory, ($3.5) million in payment of the second tranche of a May 2021 settlement with Circassia, ($2.9) million for the Hudson settlement and ($7.6) million attributable to the resolution of the Empery Suit. For the year ended March 31, 2023, net cash used by operating activities was $33.0 million, which was primarily due to our net loss of $59.4 million, which included non-cash stock-based compensation of $19.6 million and an increase in accrued liabilities of $4.8 million including an increase in liabilities related to lawsuits of $7.8 million, partially offset by the payment of the first tranche of the Circassia settlement of $2.5 million.

Investing Activities

For the year ended March 31, 2024, cash used in investing activities was $12.2 million which was primarily from investments in marketable securities from net proceeds received from the purchase and sale of marketable securities of $6.5 million in the fiscal year, and the purchase of property and equipment for $5.7 million. For the year ended March 31, 2023, cash used in investing activities was $20.6 million which was primarily from investments in marketable securities from net proceeds received from the purchase and sale of marketable securities of $16.7 million in the fiscal year, and the purchase of property and equipment for $3.9 million.

Financing Activities

For the year ended March 31, 2024, net cash provided by financing activities was $43.2 million, mainly from the Loan Agreement of which the net proceeds were $15.8 million, the issuance of common stock in connection with the 2022 ATM of $13.4 million, and the registered direct offering (the “Registered Offering”) pursuant to a securities purchase agreement dated March 20, 2024 with Roth Capital Partners, LLC and Laidlaw & Company (UK) Ltd. of $14.6 million, the issuance of common stock in connection with the exercise of options ($0.2 million) partially offset by $0.8 million from the payment of short-term loans. For the year ended March 31, 2023, net cash provided by financing activities was $2.7 million which was primarily from the issuance of common stock in connection with our 2022 ATM for $3.7 million, partially offset by loan payments of $1.0 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that information required to be disclosed in this Annual Report and filed with the SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose information otherwise required to be set forth in our reports. Nevertheless, our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based on our evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective at such reasonable assurance level as of March 31, 2024.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

(c) Attestation Report of Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm as we are not an accelerated filer or a large accelerated filer.

(d) Changes in Internal Control over Financial Reporting

We continued to deploy our Enterprise Resource Planning system(“ERP”) across our subsidiaries during the year ended March 31, 2024 and have completed deployment to all entities where we have employees and finance professionals. During the fiscal year we added enhanced controls on our banking platforms and expanded our Information Technologies team to help detect fraud and prevent threats to our critical systems.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth the name, age and position of each of our directors and executive officers and as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Steven A. Lisi	53	Chief Executive Officer and Chairman of the Board of Directors
Amir Avniel	50	President, Chief Business Officer and Director
Douglas Q. Larson	54	Chief Financial Officer
Michael Gaul	70	Chief Operating Officer
Ron Bentsur	58	Director
Erick J. Lucera	56	Director
Yoori Lee	51	Director
Dr. William Forbes	62	Director
Robert F. Carey	65	Director

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

Amir Avniel, President, Chief Business Officer and Director

Amir Avniel has served on BA Ltd.’s Board since 2011 and became BA Ltd.’s Chief Executive Officer in August 2014. He has served on our Board of Directors since January 2017, as our President since June 2017 and as Beyond Air’s Chief Business Officer since July 2022. Mr. Avniel also served as our Chief Operating Officer between June 2017 and June 2022 and as our Chief Executive Officer from January, 2017 to June, 2017. He has more than ten years of management experience in the biotechnology industry. From 2013 through 2014, Mr. Avniel served as Strategy and Business Development of A.B. Seeds, a wholly owned subsidiary of Monsanto Company. Mr. Avniel served as the Chief Executive Officer of Rosetta Green Ltd. from 2010 through 2013 and led Rosetta Green in its acquisition by Monsanto. Mr. Avniel also served as the President and the Chief Executive Officer of Rosetta Genomics from 2006 to 2009, and he is a named inventor in over 20 patent applications. He studied computer science at the Academic College of Tel Aviv - Jaffa Israel and earned a Bachelor’s degree in Social Sciences and Humanities from Open University in Israel. Prior to his academic studies, he served as an officer in the Israel Defense Force, where he was awarded four commendations for excellence.

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

Erick J. Lucera, Director

Erick J. Lucera joined our Board of Directors in August 2017 and serves on our audit committee. He was appointed Executive Vice President and Chief Financial Officer of Editas Medicine, Inc., a leading gene editing company focused on developing CRISPR medicines for people with serious diseases, in May 2023. Mr. Lucera previously served as Chief Financial Officer of AVEO Pharmaceuticals, Inc., a commercial-stage biopharmaceutical company focused on targeted medicines for oncology and other unmet medical needs, from January 2020 until March 2023, following its acquisition by LG Chem, Ltd. Since April 2023, Mr. Lucera has served on the board of directors of SAB Biotherapeutics, Inc., a public clinical-stage biopharmaceutical company. Mr. Lucera was the Chief Financial Officer of Valeritas Holdings, Inc., a U.S. Nasdaq traded commercial stage company developing new technology for diabetes, from 2016 to 2019. Mr. Lucera served as Chief Financial Officer, Treasurer and Secretary of Viventia Bio from 2015 to 2016. From 2012 to 2015, he was Vice President, Corporate Development at Aratana Therapeutics, a veterinary biopharmaceutical company. While at Aratana, he helped grow the company’s product pipeline through a series of acquisitions and in licensing transactions financed through five public and private offerings of nearly $250 million. Before his career as a healthcare company executive, Mr. Lucera spent over 15 years in investment management as a healthcare analyst at Eaton Vance, the portfolio manager of the Triathlon Life Sciences Fund at Intrepid Capital and as head of the healthcare research team at Independence Investments. He has served on the board of directors of Bone Biologics, a Nasdaq traded orthobiologics company, since October 2021. He holds a CPH from Harvard University, an MS in quantitative finance from Boston College, an MBA from Indiana University Bloomington, and a BS in accounting from the University of Delaware. Mr. Lucera has obtained CFA, CMA, and CPA designations.

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

Board Committees

Our Board of Directors has established four standing committees: the audit committee, the compensation committee, the nominating committee and the compliance committee. The current members of our audit committee are Erick Lucera, Ron Bentsur and Robert F. Carey with Erick Lucera serving as chairperson. The current members of our compensation committee are Yoori Lee, Erick J. Lucera, and Ron Bentsur with Yoori Lee serving as chairperson. The current members of our nominating committee are Erick Lucera, Yoori Lee and Dr. William Forbes, with Erick Lucera serving as chairperson. The compliance committee currently has four members.

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

Audit Committee

The primary purpose of our audit committee is to assist the Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. It also oversees internal controls and discusses Company policies related to risk assessment and risk management, including cybersecurity matters. Our audit committee met five times during the fiscal year ended March 31, 2024. The functions of our audit committee include, among other things:

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

Compensation Committee

The primary purpose of our compensation committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. Our compensation committee met one time during the year ended March 31, 2024. The functions of our compensation committee include, among other things:

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

Nominating Committee

The primary purpose of our nominating committee is to assist our Board of Directors in promoting the best interest of the Company and our stockholders through the implementation of sound corporate governance principles and practices. Our nominating committee met one time during the fiscal year ended March 31, 2024. The functions of our nominating committee include, among other things:

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

Compliance Committee

The primary purpose of our compliance committee is to assist our Board of Directors with oversight of healthcare compliance risk management arising from the FDA, Office of Inspector General, the U.S. Department of Justice and other federal, state or foreign corporate compliance requirements related to medical devices that specifically govern the AKS, FCA, FD&C Act, FCPA, Sunshine Act and similar state laws, HIPAA, the AdvaMed Code, and similar applicable state and local regulations and (when applicable) equivalent global requirements. Our compliance committee met one time during the fiscal year ended March 31, 2024.

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

Summary Compensation Table

The following table provides information regarding the compensation earned by our named executive officers for the years ended March 31, 2024 and March 31, 2023:

Name and Principal Position	Year	Salary Cost	Restricted Stock Awards (A)(C)	Option Awards (B)(C)	Total

Steven A. Lisi	2024	$650,000	$-	$1,083,000	$1,733,000
Chief Executive Officer and Chairman of the Board	2023	$650,000	$-	$8,278,000	$8,928,000

Amir Avniel	2024	$495,997	$-	$456,000	$951,997
President, Chief Business Officer and Director	2023	$400,000	$1,507,200	$2,040,000	$3,947,200

Mike Gaul	2024	$400,000	$-	$399,000	$799,000
Chief Operating Officer	2023	$350,000	$-	$782,000	$1,132,000

(A)	The fair market value of the restricted stock units for stock-based expense is equal to the closing price of the Company’s stock at the date of grant based upon the total award. The restricted stock units vest over five years.

(B)	This column represents the grant date fair value of awards from both Beyond Air and Beyond Cancer in accordance with stock-based compensation rules under Accounting Standards Codification (“ASC”) Topic 718.

(C)	The respective agreements include a change of control provision that would automatically vest any unvested restricted stock units or unvested stock options if triggered.

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

Employment Agreement with Amir Avniel

On June 30, 2018, we entered into an employment agreement with Mr. Avniel to serve as our President and Chief Operating Officer with an annual base salary of $400,000, subject to review of the compensation committee at least annually. On April 1, 2023, Mr. Avniel’s annual salary was increased to $450,000. For the year ending March 31, 2024 Mr. Avniel’s annual salary included a military reserve payment of $45,997. In addition to his base salary, Mr. Avniel is eligible to receive a short-term incentive bonus equal to a percentage of his base salary in effect at the end of the fiscal year, based partially on performance weighted bonus objectives established for Mr. Avniel by the Board of Directors (which includes both corporate objectives and individual objectives) for the fiscal year, with such objectives to be discussed with Mr. Avniel prior to being established, and partially based on the discretion of the Board of Directors. The target bonus percentage each fiscal year is an amount equal to 60% of Mr. Avniel’s base salary in effect at the end of each fiscal year. However, the actual short-term incentive bonus as determined by the Board of Directors may range from 0% to higher than 100% of the base salary. Any short-term incentive bonus shall be paid on or before April 15 of the following year and may include cash, stock options and restricted stock awards. If paid in stock options or restricted stock awards, the short-term incentive bonus must be paid separately from, and independently of, any long-term equity incentive award. Pursuant to the employment agreement, Mr. Avniel is also eligible to receive awards of stock options or restricted stock grants as may be determined from time to time by the Board of Directors or the compensation committee of the Board of Directors. Pursuant to the terms and conditions of employment, Mr. Avniel received options to purchase 250,000 shares of our common stock at an exercise price of $4.25 per share. 25% of the options vested on June 30, 2018 and thereafter an additional 25% vested on December 31, 2018 and December 31st of each of the two ensuing years thereafter until the options vested in full. The options expire on the tenth anniversary of the date of grant and the options were fully vested as of March 31, 2021. On July 2, 2022, Mr. Avniel stepped down as Chief Operating Officer and assumed the role of Chief Business Officer. Notwithstanding this titular change, the other terms of his employment agreement with us, did not change.

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

Employment Agreement with Mike Gaul

On April 24, 2020, we entered into an Employment Agreement with Michael Gaul to serve as Senior VP, Operations of the Company, effective May 4, 2020. Mr. Gaul’s Employment Agreement provides that his employment will continue until either the Company or Mr. Gaul terminates his employment in accordance with the terms of the Employment Agreement. Pursuant to the employment Agreement, Mr. Gaul is entitled to receive an annual base salary of $250,000, which is subject to adjustment pursuant to the Company’s employee compensation practices. In April 2022, Mr. Gaul’s base salary was increased to $350,000. On April 1, 2023, Mr. Gaul’s annual salary was increased to $400,000. In addition, pursuant to the Employment Agreement, Mr. Gaul is eligible to be considered for an incentive bonus for each fiscal year of the Company, which will be awarded based on objective or subjective criteria established by the Chief Executive Officer and approved by the Board or a committee thereof. As of his start date, the Company also granted Mr. Gaul a stock option award, subject to the Company’s 2013 Equity Incentive Plan, for the purchase of 10,000 shares of the Company’s common stock, at an exercise price of $5.32. This option vests over a four-year period, with 25% of the shares underlying the stock option award vesting on the first anniversary of the date of grant after one-year of continuous service and annually thereafter in three equal installments. This option is in addition to those granted previously to Mr. Gaul pursuant to that certain Consulting Agreement, dated February 26, 2020. On July 1, 2022, Mr. Gaul stepped down as Senior VP, Operations of the Company and assumed the role of Chief Operating Officer. Notwithstanding this titular change, the other terms of his Employment Agreement with us did not change.

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

Option Awards Granted During the Year Ended March 31, 2024

On March 20, 2024, Messrs. Lisi, Avniel and Gaul were granted options to purchase 950,000, 400,000 and 350,000 shares of our common stock, respectively, with an exercise price of $1.53 per share, which was equal to the closing price of our common stock on the date of grant. The options vest in equal annual installments over four years commencing on December 31, 2024.

Outstanding Equity Awards as of March 31, 2024

	Equity awards
Name	Date of Grant	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (6)
Steven A. Lisi	08/31/2018	400,000	(1)	-	-	4.25	08/13/2029	-	-
	03/31/2019	250,000	(2)	-	-	4.80	03/31/2029	-	-
	03/11/2020	70,000	(2)	-	-	5.32	03/11/2030	-	-
	03/04/2021	150,000	(2)	50,000	-	5.45	03/04/2031	-	87,000
	03/03/2022	140,000	(2)	140,000	-	6.87	03/03/2032	-	243,600
	03/29/2023	200,000	(2)	600,000	-	6.28	03/29/2033	-	1,044,000
	03/20/2024	-	(2)	950,000	-	1.53	03/20/2034	-	1,653,000

	12/31/2019	-	(3)	-	-	-	-	20,900	36,366
	01/04/2020	-	(3)	-	-	-	-	3,100	5,394
	10/05/2021	-	(4)	-	-	-	-	40,000	69,600
	03/03/2022	-	(4)	-	-	-	-	84,000	146,160

Amir Avniel	02/20/2017	100,000	(1)	-	-	4.25	02/20/2027	-	-
	08/31/2018	250,000	(1)	-	-	4.25	08/13/2029	-	-
	03/31/2019	140,000	(2)	-	-	4.80	03/31/2029	-	-
	03/11/2020	40,000	(2)	-	-	5.32	03/11/2030	-	-
	03/04/2021	75,000	(2)	25,000	-	5.45	03/04/2031	-	43,500
	03/03/2022	70,000	(2)	70,000	-	6.87	03/03/2032	-	121,800
	03/29/2023	20,000	(2)	60,000	-	6.28	03/29/2033	-	104,400
	03/20/2024	-	(2)	400,000	-	1.53	03/20/2024	-	696,000

	12/31/2019	-	(3)	-	-	-	-	10,100	17,574
	01/04/2020	-	(3)	-	-	-	-	2,900	5,046
	10/05/2021	-	(4)	-	-	-	-	20,000	34,800
	03/03/2022	-	(4)	-	-	-	-	42,000	73,080
	03/29/2023	-	(2)	-	-	-	-	192,000	334,080

Mike Gaul	03/11/2020	40,000	(2)	-	-	5.32	03/11/2030	-
	05/04/2020	7,500	(5)	2,500	-	5.32	05/04/2030	-	4,350
	03/04/2021	18,750	(2)	6,250	-	5.45	03/04/2031	-	10,875
	03/03/2022	35,000	(2)	35,000	-	6.87	03/03/2032	-	60,900
	03/29/2023	42,500	(2)	127,500	-	6.28	03/29/2033	-	221,850
	03/20/2024	-	(2)	350,000	-	1.53	03/20/2034	-	609,000
	10/05/2021	-	(4)	-	-	-	-	5,000	8,700
	03/03/2022	-	(4)	-	-	-	-	18,000	31,320

(1)	25% options vests immediately, 25% vests December 31, 2018, 25% vests each following December 31.

(2)	25% options vests in December of the year of grant, 25% vests each following December.

(3)	Restricted stock units vest 20% per year at the date of grant.

(4)	Restricted stock units vest 20% per year, with the first tranche vesting in December in the year of grant.

(5)	25% options vests on the anniversary date of the grant, 25% each following year on the anniversary date.

(6)	Market value was calculated based upon the closing stock price on the last trading day of the fiscal year ended March 31, 2024 ($1.74).

Director Compensation

Persons serving as both an Officer and a Director of the Company are only included in the Summary Compensation Table above for the year ended March 31, 2024.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1) (2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Dr. William Forbes	-	-	51,300	-	-	-	51,300
Ron Bentsur	-	-	51,300	-	-	-	51,300
Erick J. Lucera	-	-	51,300	-	-	-	51,300
Yoori Lee	-	-	51,300	-	-	-	51,300
Robert F. Carey	-	-	102,600	-	-	-	102,600

(1)	During the year ended March 31, 2024, each director on the Board of Directors received options to purchase 45,000 shares of Beyond Air’s common stock and each option expires in ten years from the date of grant. Mr. Carey provided additional strategic support to the Company in 2024 and received an additional 45,000 shares of Beyond Air’s common stock. Compensation expense was based upon the grant date fair value of the award in accordance with stock-based compensation rules under ASC Topic 718. As of March 31, 2024, the aggregate number of options to purchase Beyond Air’s common stock held by each director on the Board of Directors was as follows: (i) 198,000 by Dr. Forbes; (ii) 189,000 by Mr. Bentsur; (iii) 210,000 by Mr. Lucera; (iv) 205,000 by Ms. Lee; and (v) 236,000 by Mr. Carey. As of March 31, 2024, Mr. Carey additionally held an aggregate of 65,000 options to purchase Beyond Cancer’s common stock.

(2)	The respective agreements include a change of control provision that would automatically vest any unvested stock options if triggered.

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

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. Percentage computations are based on 45,900,821 shares of our common stock outstanding as of June 20, 2024.

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

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Outstanding Shares % (2)
5% Owners
Charles Mosseri Marlio	3,330,250	(3)	7.2
Executive Officers and Directors
Steven A. Lisi	2,911,099	(4)	5.8
Amir Avniel	1,133,027	(5)	2.4
Ron Bentsur	237,486	(6)	*
Dr. William Forbes	116,605	(7)	*
Robert F. Carey	3,674,024	(8)	5.3
Erick Lucera	118,092	(9)	*
Yoori Lee	121,404	(10)	*
Michael Gaul	211,400	(11)	*
Douglas Larson	108,096	(12)	*

Executive Officers and Directors as a Group (Ten Persons)	8,631,233		14.7

*	Less than one percent (1.0%).

(1)	The address of these persons, unless otherwise noted, is c/o Beyond Air, Inc., 900 Stewart Avenue, Suite 301 Garden City, New York, 11530.

(2)	Shares of common stock beneficially owned and, except as limited by the Ownership Cap, the respective percentages of beneficial ownership of common stock includes for each person or entity shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person or entity that are currently exercisable or will become exercisable or convertible within 60 days following June 20, 2024. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.

(3)	Based, in part, on information provided on Schedule 13G/A filed with the SEC on February 14, 2024. Includes 108,816 shares of common stock issuable upon exercise of the warrants issued to Mr. Mosseri Marlio in connection with a Facility Agreement dated as of March 17, 2020.

(4)	Includes 1,210,000 vested options to purchase shares of common stock and 78,314 shares of common stock issuable upon exercise of the warrants issued in connection with the Registered Offering in March 2024.

(5)	Includes 695,000 vested options to purchase common stock and 16,333 shares of common stock held by Dandelion Investments Ltd., over which Mr. Avniel has sole voting and dispositive power.

(6)	Includes 92,750 vested options to purchase shares of common stock.

(7)	Includes 101,750 vested options to purchase shares of common stock.

(8)	Includes 94,750 vested options to purchase shares of common stock and 602,410 shares of common stock issuable upon exercise of the warrants issued in connection with the Registered Offering in March 2024.

(9)	Includes 113,750 vested options to purchase shares of common stock.

(10)	Includes 108,750 vested options to purchase shares of common stock.

(11)	Includes 146,250 vested options to purchase shares of common stock.

(12)	Includes 77,500 vested options to purchase shares of common stock

Equity Compensation Plan Information

We maintain the Sixth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”). The 2013 BA Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance share awards, and other stock-based awards (collectively, the “stock awards”). Stock awards may be granted under the 2013 BA Plan to our employees, directors and consultants, other than incentive stock options which may only be granted to employees of the Company. The maximum number of shares of common stock available for issuance under the 2013 BA Plan is 13,600,000 shares.

The 2013 BA Plan is scheduled to terminate on August 13, 2028. No stock awards shall be granted pursuant to the 2013 BA Plan after such date, but awards theretofore granted may extend beyond that date. The Board may suspend or terminate the 2013 BA Plan at any earlier date. No stock awards may be granted under the 2013 BA Plan while the Plan is suspended or after it is terminated.

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under the 2013 BA Plan and the 2021 Employee Stock Purchase Plan as of March 31, 2024:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders (1)	10,032,625	$4.42	1,048,933	(3)
Equity compensation plans not approved by stockholders (2)	1,250,844	$4.64	-

(1) Represents shares of common stock reserved for future issuance upon exercise of outstanding stock options under the 2013 BA Plan that were approved by our stockholders.

(2) Represents shares of common stock issuable upon exercise of outstanding stock options under the 2013 BA Plan that were not approved by our stockholders including 75,000 options issued as inducement awards.

(3) Represents 298,933 shares of common stock reserved for future issuance under the 2013 BA Plan and 750,000 shares of common stock reserved for future issuance under the 2021 Employee Stock Purchase Plan.

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

Since April 1, 2022, there were no transactions to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements that are described in the “Executive Compensation” and “Director Compensation” sections of this Annual Report.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

In September 2022, Marcum LLP acquired certain assets of Friedman LLP, and in October 2022 the Company’s auditor became Marcum LLP. The aggregate fees billed for (i) the fiscal year ended March 31, 2024 for professional services rendered by Marcum LLP for the audit of our annual financial statements provided by Marcum LLP, and (ii) the fiscal year ended March 31, 2023 for professional services rendered in part by Friedman LLP and in part by Marcum LLP, in connection with statutory and regulatory filings or engagements for this fiscal period were as follows:

(usd)	Year Ended March 31, 2024	Year Ended March 31, 2023

Audit Fees	$325,090	$267,580
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$39,140
Total	$325,090	$306,720

In the above table, “audit fees” are fees billed by our independent registered public accounting firm for services provided in auditing our annual financial statements for the subject year. Audit fees also include professional services performed for filing of our registration statement on Form S-3 for equity offerings, Form S-8 for shares of our common stock underlying our 2013 Equity Incentive Option Plan and for the resale of certain shares of our common stock and other filings “Audit-related fees” are fees not included in audit fees that are billed by the independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit review of our financial statements. “Tax fees” are fees billed by the independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent registered public accounting firm for products and services not included in the foregoing categories.

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

4.5	Form of Common Stock Purchase Warrant, by and among Beyond Air, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

4.6	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of June 15, 2023, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

4.7	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of June 15, 2023, filed as Exhibit 4.2 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

4.8	Form of Common Stock Purchase Warrant, by and between Beyond Air, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on March 22, 2024 and incorporated herein by reference.

10.1	Amended and Restated Agreement for the Transfer and Assumption of Obligations Under the Securities Purchase and Registration Rights Agreements, dated as of January 12, 2017, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.2	Securities Purchase and Registration Rights Agreement, by and among Advanced Inhalation Therapies Ltd. And the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.3	License Agreement, dated as of November 1, 2011, by and between Advanced Inhalation Therapies Ltd. And The UBC, filed as Exhibit 10.10 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.4^	Non-Exclusive Patent License Agreement, dated as of October 22, 2013, by and between Advanced Inhalation Therapies Ltd. And SensorMedics Corporation, filed as Exhibit 10.9 to our Current Report on Form 8-K. as filed with the SEC on January 20, 2017 Registration Statement on Form S-1(File No. 333-216287), and incorporated herein by reference.

10.5	Option Agreement, dated as of August 31, 2015, by and between Advanced Inhalation Therapies Ltd. And Pulmonox Technologies Corporation, filed as Exhibit 10.13 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.6	Tenth Amendment to Option Agreement, dated as of December 31, 2016, by and between Advanced Inhalation Therapies Ltd. And Pulmonox Technologies Corporation, filed as Exhibit 10.14 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.7+	Executive Employment Agreement, dated as of June 30, 2018, by and between AIT Therapeutics Inc. and Steven Lisi, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2021 and incorporated herein by reference.

10.8+	Stock Purchase and Registration Rights Agreement, dated as of March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.9+	Stock Purchase and Registration Rights Agreement, dated as of March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.10+	Form of Subscription Agreement, dated as of March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.11	Securities Purchase Agreement, dated as of August 10, 2018, by and between AIT Therapeutics, Inc. and Lincoln Park Capital Fund, LLC., filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 13, 2018 and incorporated herein by reference.

10.12	Registration Rights Agreement, dated as of August 10, 2018, by and between AIT Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on August 13, 2018 and incorporated herein by reference.

10.14	Form of Subscription Agreement, dated as of June 3, 2019, by and among AIT Therapeutics, Inc. and the Purchasers party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 7, 2019 and incorporated herein by reference.

10.15*	License, Development and Commercialization Agreement, dated January 23, 2019, by and between AIT Therapeutics, Inc. and Circassia Limited, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on February 14, 2019 and incorporated herein by reference.

10.16	Settlement Agreement and Release, dated May 26, 2021, by and between Beyond Air, Inc. and Circassia Limited, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2021 and incorporated herein by reference.

10.17	Form of Purchase Agreement, dated as of December 10, 2019, by and among Beyond Air, Inc. and the U.S. Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2019 and incorporated herein by reference.

10.18	Form of Purchase Agreement, dated as of December 10, 2019, by and among Beyond Air, Inc. and the Foreign Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2019 and incorporated herein by reference.

10.19	Facility Agreement, dated as of March 17, 2020, by and among Beyond Air Ireland Limited and the Original Lenders party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

10.20	At-The-Market Equity Offering Sales Agreement, dated as of April 2, 2020, by and among Beyond Air, Inc., SunTrust Robinson Humphrey, Inc. and Oppenheimer & Co., filed as Exhibit 1.1 to our Current Report on Form 8-K, as filed with the SEC on April 3, 2020 and incorporated herein by reference.

10.21	At-The-Market Equity Offering Sales Agreement, dated as of February 4, 2022, by and among Beyond Air, Inc., Truist Securities, Inc., and Oppenheimer & Co. Inc., filed as Exhibit 1.1 to our Current Report on Form 8-K, as filed with the SEC on February 4, 2022 and incorporated herein by reference.

10.22	Purchase Agreement, dated as of May 14, 2020, by and between Beyond Air, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 20, 2020 and incorporated herein by reference.

10.23	Registration Rights Agreement, dated as of May 14, 2020, by and between Beyond Air, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020 and incorporated herein by reference.

10.24*	Supply Agreement, dated as of August 6, 2020, by and between Beyond Air, Inc. and Spartronics Watertown, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 12, 2020 and incorporated herein by reference.

10.25*	Manufacture and Supply Agreement, dated as of July 30, 2020, by and between Beyond Air, Inc. and Medisize Ireland Limited, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 18, 2020 and incorporated herein by reference.

10.26+	Beyond Air, Inc. Fifth Amended and Restated 2013 Equity Incentive Plan (included in Appendix A to our Definitive Proxy Statement filed on January 27, 2023 and incorporated herein by reference).

10.27+	Beyond Air, Inc. 2021 Employee Stock Purchase Plan, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on March 9, 2021 and incorporated herein by reference.

10.28+	Employment Agreement, dated as of April 24, 2020, by and between Beyond Air, Inc. and Michael Gaul, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 5, 2022 and incorporated herein by reference.

10.29	Loan and Security Agreement, by and among Beyond Air, Inc., Beyond Air Ltd., Avenue Capital Management II, L.P., as Agent, and the Lenders party thereto, dated as of June 15, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023 and incorporated herein by reference.

10.30	Supplement to the Loan and Security Agreement, by and among Beyond Air, Inc., Avenue Capital Management II, L.P., as Agent, and the Lenders party thereto, dated as of June 15, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023 and incorporated herein by reference.

10.31+**	Consulting Agreement, dated as of February 14, 2024, by and between Beyond Air, Inc. and Jeff Myers.

10.32	Amendment No. 1 to Sales Agreement, dated February 28, 2024, by and among Beyond Air, Inc. and Truist Securities, Inc. and Oppenheimer & Co. Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 1, 2024 and incorporated herein by reference.

10.33	Form of Placement Agency Agreement, dated March 20, 2024, by and among Beyond Air, Inc. and Roth Capital Partners, LLC and Laidlaw & Company (UK) Ltd., filed as Exhibit 1.1 to our Current Report on Form 8-K, as filed with the SEC on March 22, 2024, and incorporated herein by reference.

10.34	Form of Securities Purchase Agreement dated March 20, 2024, by and among Beyond Air, Inc and the Purchasers, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 22, 2024 and incorporated herein by reference.

21.1**	List of subsidiaries of Beyond Air, Inc.

23.1**	Consent of Marcum LLP

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1***	Section 1350 Certification of Principal Executive Officer

32.2***	Section 1350 Certification of Principal Financial Officer

97+**	Beyond Air, Inc. [Compensation Recoupment] Policy, effective October 2, 2023

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: June 24, 2024

BEYOND AIR, INC.

By:	/s/ Steven Lisi
Steven Lisi Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Lisi	Chairman and Chief Executive Officer	June 24, 2024
Steven Lisi	(Principal Executive Officer)

/s/ Douglas Larson	Chief Financial Officer (Principal Financial	June 24, 2024
Douglas Larson	Officer and Principal Accounting Officer)

/s/ Amir Avniel	Chief Business Officer, President and Director	June 24, 2024
Amir Avniel

/s/ Erick Lucera	Director	June 24, 2024
Erick Lucera

/s/ Yoori Lee	Director	June 24, 2024
Yoori Lee

/s/ William Forbes	Director	June 24, 2024
William Forbes

/s/ Ron Bentsur	Director	June 24, 2024
Ron Bentsur

/s/ Robert Carey	Director	June 24, 2024
Robert Carey

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Beyond Air, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beyond Air, Inc. (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

We have served as the Company’s auditor since 2019.

East Hanover, New Jersey

June 24, 2024

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2024	March 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$11,378	$29,158
Marketable securities	23,090	16,724
Restricted cash	230	7,610
Accounts receivable	319	-
Grant receivable	-	420
Inventory	2,127	1,129
Other current assets and prepaid expenses	6,792	4,369

Total current assets	43,936	59,410
Licensed right to use technology	1,427	1,632
Right-of-use lease assets	2,121	2,493
Property and equipment, net	9,364	5,003
Other assets	113	212
TOTAL ASSETS	$56,961	$68,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,948	$2,016
Accrued expenses and other current liabilities	8,402	16,613
Operating lease liability, current portion	418	376
Loans payable, current portion	800	775
Total current liabilities	11,567	19,780

Operating lease liability, net	1,898	2,321
Long-term debt, net	14,721	120
Warrant liability	275	-
Derivative liability	1,314	-
Other long-term liabilities	-	4,500
Total liabilities	29,775	26,721

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 45,900,821 and 30,738,585 shares issued and outstanding as of March 31, 2024 and 2023, respectively	5	3
Treasury stock	(25)	(25)
Additional paid-in capital	264,780	217,339
Accumulated deficit	(239,697)	(179,455)
Accumulated other comprehensive income /(loss)	(15)	53
Total stockholders’ equity attributable to Beyond Air, Inc.	25,048	37,915
Non-Controlling Interest	2,138	4,113
Total equity	27,186	42,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,961	$68,749

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except share data)

	Year Ended March 31, 2024	Year Ended March 31, 2023

Revenue	$1,159	$-

Cost of revenue	(2,466)	(555)

Gross loss	(1,307)	(555)

Operating expenses
Research and development	(24,363)	(16,810)
General and administrative	(37,337)	(34,694)
Total operating expenses	(61,700)	(51,504)

Loss from operations	$(63,006)	$(52,059)

Other income (expense)

Dividend and interest income	1,739	656
Change in fair value of warrant liability	611	-
Change in fair value of derivative liability	48	-
Estimated contingent loss	(598)	(7,863)
Other expense	(169)	-
Interest and finance expense	(2,912)	(30)
Foreign exchange loss	(6)	(105)
Total other income /(expense)	(1,288)	(7,342)

Net loss before income taxes	(64,295)	(59,401)

Provision for income taxes	-	-

Net loss	$(64,295)	$(59,401)

Less: net loss attributable to non-controlling interest	(4,053)	(3,585)

Net loss attributable to Beyond Air, Inc.	$(60,242)	$(55,816)

Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	(68)	(43)

Comprehensive loss attributable to Beyond Air, Inc.	$(60,310)	$(55,859)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(1.82)	$(1.86)

Weighted average number of shares of common stock outstanding – basic and diluted	33,160,180	29,973,639

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

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED MARCH 31, 2024

(in thousands except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income/(Loss)	Interest	Equity
Balance as of April 1, 2023	30,738,585	$3	$(25)	$217,339	$(179,455)	$53	$4,113	$42,028
Issuance of common stock – At The Market equity offering	5,131,780	1	-	13,376				13,377
Issuance of common stock – securities purchase agreement	9,638,556	1		14,589				14,590
Issuance of common stock upon exercise of options	42,500	-	-	217	-	-	-	217
Vested restricted stock	349,400	-	-	-	-	-	-	-
Stock-based compensation	-	-		19,259	-	-	2,078	21,337
Other comprehensive loss				-		(68)		(68)
Net loss	-	-			(60,242)	-	(4,053)	(64,295)
Balance as of March 31, 2024	45,900,821	$5	$(25)	$264,780	$(239,697)	$(15)	$2,138	$27,186

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except share data)

	For The Year Ended March 31, 2024	For The Year Ended March 31, 2023
Cash flows from operating activities
Net loss	$(64,295)	$(59,401)
Adjustments to reconcile net loss used in provided by operating activities
Depreciation	1,775	634
Stock-based compensation	21,337	19,558
Amortization of debt discount and accretion of debt issuance costs	1,150	-
Amortization of licensed right to use technology	205	205
Amortization of operating lease assets	372	331
Change in fair value of warrant liability	(611)	-
Change in fair value of derivative liability	(48)	-
Unrealized (gain)/loss on marketable securities	123	(12)
Disposal of clinical and medical equipment	15	235
Provision for inventory losses	-	49
Changes in:
Grant receivable	420	(98)
Inventory	(998)	(781)
Accounts receivable	(319)	-
Other current assets and prepaid expenses	(1,583)	918
Accounts payable	(467)	838
Accrued expenses	(12,710)	4,791
Operating lease liabilities	(381)	(275)
Net cash used in operating activities	(56,014)	(33,009)
Cash flows from investing activities
Purchase of marketable securities	(128,770)	(35,656)
Proceeds from sale of marketable securities	122,280	18,945
Security deposits made on operating leases	-	1
Purchase of property and equipment	(5,745)	(3,877)
Net cash used in investing activities	(12,235)	(20,587)
Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings	13,376	3,705
Proceeds from issuance of common stock through exercise of options	217	-
Proceeds from issuance of common stock in connection with a purchase agreement	14,591	-
Proceeds from loan	15,818	-
Payment of loan	(835)	(1,009)
Net cash provided by financing activities	43,167	2,696
Effect of exchange rate changes on cash and cash equivalents	(77)	(43)

Decrease in cash, cash equivalents and restricted cash	(25,160)	(50,944)
Cash, cash equivalents and restricted cash at beginning of year	36,768	87,711
Cash, cash equivalents and restricted cash at end of year	$11,608	$36,768
Supplemental disclosure of non-cash investing and financing activities:
Debt discount	$4,541	$-
End of term loan liability	$(613)	$-
Warrant liability	$(885)	$-
Derivative liability	$(1,361)	$-
Short term finance liability	$740	$-
Right-of-use lease assets	$-	$609
Operating lease liability	$-	$609
Fixed assets recorded in Accounts payable and accrued expenses	$404	$-
Interest paid	$1,759	$36
Income taxes paid	$-	$-

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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Of the restricted cash originally recorded in the consolidated financial statements for the year ended March 31, 2023, $2.5 million has been reclassified and is now recorded in prepaid assets. These reclassifications had no effect on the reported results of operations.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Going Concern, Liquidity and Other Uncertainties

The Company used cash in operating activities of $56.0 million for the year ended March 31, 2024, and has an accumulated deficit attributable to the stockholders of Beyond Air, Inc of $239.7 million. The Company had cash and cash equivalents and marketable securities of $34.5 million as of March 31, 2024. In addition, $5.0 million of cash is held on deposit by the Company’s contract manufacturer to be applied against future purchases.

The Company expects to incur net losses and have significant cash outflows for at least the next year, including making significant investments in research and development. Management believes these factors raise substantial doubt about the Company’s ability to meet its obligations with cash on hand and concluded that the Company will require additional funding within one year from the date these financial statements are issued.

Management is confident that the efforts to arrange financing as described below, while not assured, will enable the Company to meet its obligations.

Management currently has various funding options in place to raise additional capital such as a debt line of $12.5 million with Avenue Capital, subject to Avenue Capitals investment committee approval and negotiations of the terms and conditions between both parties , (Note 14), an ATM sales agreement with $32.9 million of available funds (Note 4), assets that can be leveraged such as Beyond Cancer, Autism, LungFit PH international partnerships, LungFit PRO international partnerships and LungFit GO partnerships. Additionally, in January 2022 the Company filed a shelf registration statement on Form S-3, which allows the Company to offer and sell up to $200,000,000 of its equity or equity-linked securities. The securities purchase agreement entered into in March 2024 contains restrictions to the Company’s ability to raise additional funding on the 2022 ATM for a period of 90 days and entering into variable rate transactions for a period of 6 months.

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

The Company will be required to raise additional funds through equity or debt securities offerings or strategic collaboration and/or licensing agreements in order to fund operations if it is unable to generate enough product or royalty revenues, if any. Such financing may not be available on acceptable terms, or at all, and the Company’s failure to raise capital when needed could have a material adverse effect on its strategic objectives, results of operations and financial condition. The accompanying consolidated financial statements have been prepared assuming that the Company will continue operating as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Lease Revenue Recognition

The Company generates revenue from the leases of its LungFit® PH devices to its customers under fixed fee arrangements over periods of up to three years. The fixed fee is typically broken down into ratable monthly payments over the term of the arrangement. The Company’s customers include hospitals and medical facilities. The Company’s LungFit® PH leases include filters, calibration gas, bagging kits, cables, adapters, and other components and accessories required to use the LungFit® PH device (the “Consumables”). The Consumables’ quantities are varied and may be supplied upon demand of the customers and are unlimited, or the arrangement may provide for the maximum quantities available to the customer over the term of the arrangement. The Company’s LungFit® PH leases also include maintenance and training required to use the LungFit® PH device, as well as device back-up services (the “Services”), which are recorded in cost of revenue.

The Company accounts for its rental arrangements of LungFit® PH devices in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). Under ASC 842, leases may be classified as either financing, sales-type, or operating, and the Company is required to disclose key information about leasing arrangements. The classification determines the pattern of revenue recognition and classification within the statement of operations and comprehensive loss. The Company typically classifies the rental arrangement of its LungFit® PH contracts as operating leases. The Company’s leases do not contain any restrictive covenants or any material residual value guarantees. The Company’s equipment leases may contain renewal options which range from one month to two years. The lease term is adjusted for renewal or termination options that the Company believe the customer is reasonably certain to exercise.

The Company elected the practical expedient applied to operating leases not to separate lease and non-lease components as long as the lease and at non-lease components have the same timing and pattern of transfer. As such, the non-lease components, including the Consumables and Services, are combined with the predominant lease component. The total fixed fees that the Company is reasonably certain to collect are recognized on a straight line basis over the term of the arrangement. Additionally, the Company made an accounting policy election to present LungFit® PH revenue net of sales and other similar taxes.

Amounts billed in advance of performance obligations being satisfied are recognized as deferred revenue.

At the lease commencement date the Company will defer initial direct costs, including commission expense and the cost is recognized over the lease term on the same basis as lease income.

The Company records the costs of shipping related to contract devices and consumables in cost of revenue in its consolidated statements of operations.

See Note 17 to the consolidated financial statements for more information regarding leasing arrangements.

Accounts Receivable

The Company extends credit to its customers on an unsecured basis. Accounts receivable are recorded at the invoiced amount, based on agreed contract terms. Receivables are written off when it is determined that amounts are uncollectible. There are currently no allowances for expected credit losses and no doubtful debts recorded in accounts receivable and the Company has not experienced any credit losses to date.

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

As of March 31, 2024 and March 31, 2023, the Company’s financial instruments included restricted cash, marketable securities, accounts payable, long-term debt, liability classified warrants and derivative liabilities. The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash and marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings and is in Level 3 of the fair value hierarchy. The liability classified warrants and derivative liabilities are each recorded at their fair value and are Level 3 of the fair value hierarchy.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts as of March 31, 2024 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Corporate debt securities	$-	$-	$-	$-
Government securities	16,388	16,388	-	-
Mutual funds	6,702	6,702	-	-
Total assets measured and recorded at fair value	$23,090	$23,090	$-	$-

Liabilities:
Warrant liability	$275	$-	$-	$275
Derivative liability	1,314	-	-	1,314
Total liabilities measured and recorded at fair value	$1,589	$-	$-	$1,589

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

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

Level 3 Valuation

The common stock warrants issued in connection with the Loan and Security Agreement (as defined below) in June 2023 (Note 14) are recorded as a warrant liability within the consolidated balance sheet as of March 31, 2024 as the warrants contain certain settlement features that are not indexed to the Company’s own stock. In addition, the conversion feature embedded within the long-term debt required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and recorded as a derivative liability. The warrants and derivative liability are remeasured each reporting period with the change in fair value recorded to other income (expense) in the consolidated statement of operations and comprehensive loss until the warrants and derivative are exercised, expired, reclassified or otherwise settled. The significant assumptions used in valuing the warrants and derivative were as follows:

At March 31, 2024	Warrants	Derivative
Expected term (in years)	4.25	3.25
Volatility	88%	86%
Risk-free rate	4.09%	4.38%

At June 15, 2023	Warrants	Derivative
Expected term (in years)	5	4
Volatility	73%	73%
Risk-free rate	3.9%	3.9%

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants and derivatives for the year ended March 31, 2024 (in thousands):

	Warrants	Derivative
Issuances	$885	$1,361
Change in fair value	(611)	(48)
Balance at March 31, 2024	$275	$1,314

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Warrant Liability

The Company classifies warrants as equity for any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies warrants as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). Such warrants are subject to remeasurement at each consolidated balance sheet date and any change in fair value is recognized as a component of other expense on the consolidated statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such warrants. At that time, the portion of the warrant liability related to warrants will be reclassified to additional paid-in capital.

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as assets or liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Cash and Cash Equivalents, Short-Term Investments and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase and an investment in a U.S. government money market fund to be cash equivalents. The Company maintains its cash and cash equivalents in highly rated financial institutions in Australia, Israel, Ireland and the U.S., the balances of which, at times, may exceed federally insured limits. Marketable securities include investments in fixed income bonds and U.S. Treasury securities that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value and are accounted for in accordance with ASC 320. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

As of March 31, 2024 and March 31, 2023, restricted cash included approximately $0.2 million and $7.6 million, respectively. Restricted cash declined by $7.4 million from March 31, 2023 to March 31, 2024 as a $7.4 million supersedeas bond held as collateral pending the outcome of the appeal on Empery Asset Master, Ltd., et. al. vs. AIT Therapeutics, Inc. (the “Empery Suit”) was released in satisfaction of judgement in April 2023 (Note 14).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, A$250,000 in Australia, $25,000 in Bermuda, €100,000 in Ireland and €100,000 in Cyprus. There is currently no official federal depository insurance in Israel. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of March 31, 2024, the Company had greater than $250,000 at United States financial institutions, greater than A$250,000 at Australian financial institutions, greater than €100,000 at Irish financial institutions and also has funds on deposit in Israel.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type and restricted cash as shown on the Company’s consolidated statements of cash flows for:

(in thousands)	March 31, 2024	March 31, 2023
Cash and cash equivalents	$11,378	$29,158
Restricted cash	230	7,610
Total cash, cash equivalents and restricted cash	$11,608	$36,768
Marketable securities:
Marketable debt securities
Corporate debt securities	-	1,597
U.S. government securities	16,388	1,013
Mutual fund (Ultra-Short-Term Income)	6,702	14,114
Total marketable securities	23,090	16,724

Total cash, cash equivalents, marketable securities and restricted cash	$34,698	$53,492

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of March 31, 2024 aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains and (Losses)
Corporate debt securities	-	-
US government securities	16,388	117
Mutual fund (Ultra-Short-Term Income)	6,702	6
Total short-term marketable securities	$23,090	$123

The following table summarizes our short-term marketable securities with unrealized gains and losses as of March 31, 2023 aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains and (Losses)
Corporate debt securities	1,597	(2)
US government securities	1,013	(10)
Mutual fund (Ultra-Short-Term Income)	14,114	-
Total short-term marketable securities	$16,724	$(12)

All marketable securities are A- or higher rated. No marketable securities have maturities greater than 12 months. All investments are level 1 investments.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Fixed Assets

Property and equipment are stated at cost less accumulated depreciation and accumulated amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets as follows:

Computer equipment	Three years
Furniture and fixtures	Five years
Clinical and medical equipment	Three/Five years
Equipment deployable as part of a service offering	Five years
Leasehold improvements	Shorter of term of lease or estimated useful life of the asset

Segment Reporting

Commencing with the creation of Beyond Cancer in November 2021, the Company’s operations became classified into two segments, Beyond Air and Beyond Cancer. Each segment has its own management team, board of directors, corporate officers and legal entities. As of March 31, 2024, Beyond Air, Inc. owned 80% of the common stock of Beyond Cancer. The segment reporting is based on the manner in which the Company’s CEO as chief operating decision maker assesses performance and allocates resources across the organization. The Beyond Air segment includes unallocated corporate expenses associated with the public company fees as well as all corporate related assets and liabilities.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

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

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of March 31, 2024 and March 31, 2023 in accordance with ASC 842, Leases. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

Grant receivable

Under a collaboration arrangement with the Cystic Fibrosis Foundation (“CFF”), grant milestones are achieved subject to certain performance steps and requirements under a development program. Grant milestones are recorded as reimbursements against the applicable portion of the Company’s research and development expenses. Such reimbursements are reflected as a reduction of research and development expenses in the Company’s consolidated statements of operations and comprehensive loss, as the performance of research and development services for reimbursement is not considered to be an ongoing component or central to the Company’s operations. See Note 10.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Research and Development

Research and development expenses are charged to the consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. In the year ended March 31, 2024 and March 31, 2023, the Company received $0.3 million and $0.5 million, respectively, in AU Tax Rebates.

Foreign Exchange Transactions

The Company’s subsidiaries transact in U.S. dollars, Euros, New Israeli Shekels and Australian dollars. The Company’s main operations are in the United States and the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. The Company translated its non-U.S. operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Gains or losses from foreign currency transactions are included in other income (expense) in the consolidated statements of operations and comprehensive loss as foreign currency exchange gain/(loss).

In consolidating international subsidiaries, balance sheet currency effects are recorded as a component of accumulated other comprehensive income and loss. The accumulated other comprehensive income and loss account includes the cumulative results of translating certain balance sheet assets and liabilities at current exchange rates and some accounts at historical rates. For the year ended March 31, 2024, the Company recorded a loss of $0 million in accumulated other comprehensive income. For the year ended March 31, 2023, the Company recorded income of $0.1 million in accumulated other comprehensive income.

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Fair value for restricted stock unit awards is valued using the closing price of the Company’s common stock on the date of grant. The grant date fair value is recognized over the requisite service period during which an employee and non-employee is required to provide service in exchange for the award, using the accelerated method with each tranche being expensed over its vesting period. The grant date fair value of employee and non-employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The Company accounts for forfeitures as they occur. Starting in 2023, Beyond Air used its own historical volatility as an input for expected volatility, but due to the Beyond Cancer’s lack of marketability, the Company utilizes the implied volatility based on an aggregate of guideline companies for expected volatility. The Company uses the simplified method to estimate the expected term.

Supplier Concentration

The Company relies on third-party suppliers to provide materials for its devices and consumables.

In the year ended March 31, 2024, the Company purchased approximately 75% of its materials from a third-party vendor. In the year ended March 31, 2023, the Company purchased approximately 80% of its materials from two third-party vendors, with these vendors representing 67% and 13%, respectively.

Licensed Right to Use Technology

Licensed right to use technology that is considered platform technology with alternative future uses is recorded as an intangible asset and is amortized on a straight-line method over its estimated useful life, determined to be thirteen years.

The expected amortization expense for the next five years and thereafter is as follows for the year ended March 31 (in thousands):

2025	$205
2026	205
2027	205
2028	205
2029	205
Thereafter	402
Total	$1,427

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2024 and March 31, 2023, the Company recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more-likely-than-not threshold.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of March 31, 2024 and March 31, 2023, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company has not, as yet, conducted a study of research and development (R&D) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet and the statement of operations and comprehensive loss if an adjustment were required. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

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

Variable Interest Entity

As the Company has the power to direct activities of Beyond Cancer (VIE) that most significantly impact Beyond Cancer’s economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations is reported as “non-controlling interest” on the Company’s consolidated balance sheets and as “net loss attributable to non-controlling interest” in the Company’s consolidated statements of operations and comprehensive loss. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	March 31, 2024	March 31, 2023

Clinical and medical equipment	$2,174	$1,365
Equipment deployable as part of a service offering	8,208	3,027
Computer equipment	860	779
Furniture and fixtures	534	505
Leasehold improvements	612	581
	12,388	6,256
Accumulated depreciation	(3,024)	(1,254)
	$9,364	$5,003

Depreciation and amortization for the years ended March 31, 2024 and March 31, 2023 was $1.8 million and $0.6 million, respectively. For the year ended March 31, 2023, upon retirement of clinical equipment determined to have no remaining useful life, $0.4 million of clinical equipment was removed less $0.1 million of accumulated depreciation and the resulting charge of $0.2 million was recorded in research and development in the accompanying statement of operations and comprehensive loss.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 STOCKHOLDERS’ EQUITY

On May 14, 2020, the Company entered into the Stock Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”) (the “New Stock Purchase Agreement”), which provided for the issuance of up to $40 million of its common stock which the Company may sell from time to time in its sole discretion to LPC over 36 months, provided that the closing price of the Company’s common stock is not below $0.25 per share and subject to certain other conditions and limitations set forth in the New Stock Purchase Agreement. During the years ended March 31, 2024 and March 31, 2023, the Company did not receive any proceeds from the sale of common stock. The New Stock Purchase Agreement expired on May 14, 2023 and no additional proceeds had been received prior to that date.

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

During the year ended March 31, 2024, the Company received net proceeds of $13.4 million from the sale of 5,131,780 shares of common stock through the 2022 ATM. During the year ended March 31, 2023, the Company received net proceeds of $3.7 million from the sale of 572,078 shares of common stock. As of March 31, 2024, there were $32.9 million in funds available under the 2022 ATM.

On March 20, 2024, the Company, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors, including certain directors and officers of the Company, (the “Purchasers”) pursuant to which the Company sold, in a registered direct offering, an aggregate of (i) 9,638,556 shares (the “Shares”) of common stock and (ii) 9,638,556 common stock purchase warrants (the “Common Stock Warrants”) to purchase up to 9,638,556 shares of Common Stock (the “Common Stock Warrant Shares”) for gross proceeds of $16 million (which includes $1.2 million from related parties). Members of the Board of the Directors and certain executives of the Company are considered related parties to this offering. These warrants contain a call provision which can be exercised if the Company reports $4.5 million of net sales in the quarter ending March 31, 2025. The combined offering price per Share and accompanying Common Stock Warrant is $1.66. Subject to certain ownership limitations, each Common Stock Warrant is immediately exercisable upon issuance at an exercise price of $2.25 per share and expires three years from the date of issuance. The offering closed on March 22, 2024. The Company received net proceeds of $14.6 million after deductions for placement agent commissions and other offering costs of $1.1 million and $0.3 million, respectively.

On March 20, 2024, the Company also entered into a placement agency agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC and Laidlaw & Company (UK) Ltd. (the “Co-Placement Agents”) as the co-placement agents in connection with the offering. Pursuant to the terms of the Placement Agency Agreement, the Co-Placement Agents agreed to use their reasonable best efforts to arrange for the sale of the securities in the offering. As compensation to the Co-Placement Agents, the Company paid the Co-Placement Agents a cash fee of 7% of the aggregate gross proceeds raised in the offering and the reimbursement of certain expenses and legal fees.

In addition, under the Securities Purchase Agreement, until 90 days after March 22, 2024, subject to certain exceptions, neither the Company nor any of its subsidiaries shall (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any Common Stock or Common Stock equivalents or (ii) file any registration statement or amendment or supplement thereto.

In addition, from the date of the Securities Purchase Agreement, the Company has agreed not to enter into variable rate transactions (as defined in the Securities Purchase Agreement) for a period of six (6) months from the closing of this offering, subject to certain exceptions.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Stock Option Plans

The Company’s Sixth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. On January 10, 2024, the Company’s Board of Directors approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 3,000,000, which was approved by the Company’s stockholders at the 2024 annual stockholder meeting on March 8, 2024. The 2013 BA Plan has 13,600,000 shares authorized for issuance. As of March 31, 2024, 298,933 shares were available under the 2013 BA Plan.

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the years ended March 31, 2024 and March 31, 2023 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of March 31, 2022	949,600	$6.92
Granted	434,500	6.27
Vested	(274,600)	6.50
Forfeited	(8,400)	5.06
Unvested as of March 31, 2023	1,101,100	$6.78
Granted	1,000	5.65
Vested	(349,400)	6.49
Forfeited	(133,800)	6.56
Unvested as of March 31, 2024	618,900	$6.98

Stock-based compensation expense related to these grants for the years ended March 31, 2024 and March 31, 2023 was $2.2 million and $2.4 million, respectively.

As of March 31, 2024, the Company had unrecognized stock-based compensation expense for the restricted stock unit awards in the 2013 BA Plan of approximately $2.0 million which is expected to be expensed over the weighted average remaining service period of 1.9 years. For the years ended March 31, 2024 and March 31, 2023, the weighted average fair value of restricted stock unit awards granted was $5.65 and $6.27 per share, respectively.

As of March 31, 2024, all vested shares had been issued.

Stock Options

The vesting terms of the options issued under the 2013 BA Plan are generally four years and expire ten years from the grant date.

A summary of the change in stock options for the years ended March 31, 2024 and March 31, 2023 is as follows:

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2022	5,508,631	$5.60	8.1	$6,831
Granted	2,805,500	6.32
Exercise	(15,000)	5.21
Forfeited	(100,250)	6.38
Options outstanding as of March 31, 2023	8,198,881	$5.83	8.4	$8,306
Granted	3,789,500	1.70
Exercise	(42,500)	5.10
Forfeited	(662,412)	5.98
Outstanding as of March 31, 2024	11,283,469	$4.45	8.0	$760
Exercisable as of March 31, 2024	4,765,094	$5.45	6.2	$-

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer Ltd.’s common stock. The vesting terms of the options issued under the 2021 BC Plan are generally four years and they expire ten years from the grant date. On November 3, 2022, the Company’s Board of Directors approved an amendment to reserve for issuance an additional 2,000,000 shares of common stock. The 2021 BC Plan has 4,000,000 shares authorized for issuance. As of March 31, 2024, 181,000 shares were available under the 2021 BC Plan.

A summary of the change in stock options for Beyond Cancer for the years ended March 31, 2024 and March 31, 2023 is as follows:

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2022	1,763,500	$2.76	9.3	$12,768
Granted	2,076,500	3.01	-	-
Exercised	-	-	-	-
Forfeited	(23,000)	5.91	-	-
Options outstanding as of March 31, 2023	3,817,000	$2.88	9.2	$23,486
Granted	155,000	5.50	-	-
Exercised	-	-	-	-
Forfeited	(153,000)	5.50	-	-
Outstanding as of March 31, 2024	3,819,000	$5.50	8.3	$-
Exercisable as of March 31, 2024	1,368,375	$5.50	8.1	$-

As of March 31, 2024, the Company had unrecognized stock-based compensation expense for the stock options in the 2013 BA Plan of approximately $10.8 million which is expected to be expensed over the weighted average remaining service period of 2.1 years. For the years ended March 31, 2024 and March 31, 2023, the weighted average fair value of options granted was $1.20 and $4.68 per share, respectively.

As of March 31, 2024, the Company had unrecognized stock-based compensation expense for the stock options in the 2021 BC Plan of approximately $9.5 million which is expected to be expensed over the weighted average remaining service period of 1.6 years. On September 7, 2023, Beyond Cancer’s Board of Directors approved a modification to the exercise prices of all previously issued options to $5.50 per share. For the years ended March 31, 2024 and March 31, 2023, the weighted average fair value of options granted was $4.60 and $8.32 per share, respectively. In line with ASC Topic 718, the Company has amended the stock compensation expense to reflect this de minimis adjustment.

The following was utilized to calculate the fair value of options on the date of grant:

	March 31, 2024	March 31, 2023
Risk -free interest rate	3.5-4.9%	2.5% - 4.3%
Expected volatility (Beyond Air)	81.4-82.7%	82.8% - 96.1%
Expected volatility (Beyond Cancer)	104.3 - 106.2%	103.0% - 107.9%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The Company determined the fair value per share of Beyond Cancer’s common stock to be $5.50 and $9.00 in fiscal years 2024 and 2023 based on a third-party valuation.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock for the years ended March 31, 2024 and March 31, 2023, in thousands:

	Year Ended
	March 31,
	2024	2023

Research and development	$4,480	$4,181
General and administrative	16,857	15,378

Total stock-based compensation expense	$21,337	$19,558

Warrants

A summary of the Company’s outstanding warrants as of March 31, 2024 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

March 2020 loan	172,187	$7.26	$-	March 2025
NitricGen agreement	80,000	$6.90	-	January 2028
Avenue agreement	233,843	$1.66	19	June 2028
March 2024 Roth/Laidlaw raise	9,638,556	$2.25	-	March 2027
Total	10,124,586	$2.30	$19

Warrants held through a third party license agreement to purchase 208,333 shares at an exercise price of $4.80 expired in January 2024.

Warrants to purchase up to 233,843 of Company common stock were issued to Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”) in the year ended March 31, 2024 and are liability classified.

Upon completion of the Securities Purchase Agreement and in accordance with their original terms, the 233,843 liability classified warrants issued to Avenue in connection with a convertible debt issuance had their original exercise price of $5.88 per share repriced to $1.66 per share and the corresponding bifurcated conversion feature in the same debt issuance had its original conversion price of $7.64 per share reset to $2.16 per share. The previously issued warrants and bifurcated conversion feature have been, and will continue to be, liability classified and remeasured at each reporting period until they are exercised, expire, reclassified or otherwise settled. The adjustment in the statement of operations for the exercise price has been recorded as a revaluation of warrants fair value and revaluation of derivative fair value respectively.

All other warrants outstanding are equity classified.

There were zero warrants issued or exercised in the years ended March 31, 2024 and March 31, 2023.

ESPP

On March 4, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to encourage and to enable eligible employees of the Company, through after-tax payroll deductions, to acquire proprietary interests in the Company through the purchase and ownership of shares of Stock. The ESPP is intended to benefit the Company and its stockholders by (a) incentivizing participants to contribute to the success of the Company and to operate and manage the Company’s business in a manner that will provide for the Company’s long-term growth and profitability and that will benefit its stockholders and other important stakeholders and (b) encouraging participants to remain in the employ of the Company. As of March 31, 2024 and March 31, 2023, no shares were issued under the ESPP.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of prepaid expenses as of March 31, 2024 and March 31, 2023 is as follows (in thousands):

	March 31, 2024	March 31, 2023
Prepaid research and development	$104	$128
Prepaid Insurance	886	908
Prepaid rents and tenant improvements	49	-
Value added tax receivable	229	231
Deposits to secure manufacturing materials	5,019	2,519
Demonstration materials	228	245
Other	277	337
Total	$6,792	$4,369

NOTE 6 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses as of March 31, 2024 and March 31, 2023 is as follows (in thousands):

	March 31, 2024	March 31, 2023
Research and development	$965	$426
Professional fees	466	1,221
Employee salaries and benefits	1,302	985
Contingent litigation and settlements (Note 14)	400	10,298
Deferred revenue	138	-
Circassia settlement – current portion (Note 9)	4,500	3,500
Goods received not invoiced	356	-
Other	275	184
Total short-term accrued expenses	$8,402	$16,613

Circassia settlement – long-term portion (Note 9)	$-	$4,500
Total other long-term liabilities	$-	$4,500

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 LEASES

Lessees are required to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and provide disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. There were no new leases entered into during the year ended March 31, 2024. During the year ended March 31, 2023, the Company entered into one new lease and two lease extensions, which resulted in the recognition of operating lease liabilities and right-of-use assets of same amount of $0.6 million. The right-of use assets and operating lease liability are as follows (in thousands):

	March 31, 2024	March 31, 2023

Right-of-use assets	$2,121	$2,493

Operating lease liability short-term	$418	$376
Operating lease liability long-term	1,898	2,321
Total	$2,316	$2,697

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

The Company has other operating lease agreements with commitments of less than one year or that are not significant, of which the company recognized $0.5 million in general and administrative expenses and less than $0.1 million in research and development expenses for the year ended March 31, 2024. For the year ended March 31, 2023, the company recognized $0.5 million in general and administrative expenses and $0.2 million in research and development expenses for other operating lease agreements with commitments of less than one year. The Company elected the practical expedient option and as such these lease payments are expensed as incurred. For the year ended March 31, 2024, the Company recognized $0.4 million of lease expense in general and administrative costs and $0.2 million in research and development. For the year ended March 31, 2023, the Company recognized $0.5 million of lease expense in general and administrative costs and $0.1 million in research and development.

Other Information For The Year Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid	$577
Right-of-use assets obtained in exchange for new operating lease liabilities:
Weighted-average remaining lease term — operating leases	5.7
Weighted-average discount rate — operating leases	8.5%

Maturity of Lease Liabilities	Operating Leases
Payments remaining for the year ended March 31:
2025	$591
2026	549
2027	451
2028	402
2029	330
Thereafter	586
Total lease payments	2,909
Less: interest	(593)
Present value of lease liabilities	$2,316

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, Earnings Per Share, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive during the year ended March 31, 2024

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common stockholders of Beyond Air, Inc. because their effect would have been anti-dilutive for the periods presented:

	March 31, 2024	March 31, 2023

Common stock warrants	10,124,586	460,520
Common stock options	11,283,469	8,198,881
Restricted shares	618,900	1,101,100
Loan and Security Agreement conversion feature (Note 14)	1,390,176	-
Total	23,417,131	9,760,501

NOTE 9 CIRCASSIA AGREEMENT

On January 23, 2019, the Company entered into an agreement for commercial rights (the “Circassia Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the Circassia Agreement.

On May 25, 2021, the Company and Circassia entered into a Settlement Agreement resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments; the first payment of $2.5 million was triggered upon FDA approval for the LungFit® PH (fixing the “Initial Payment Due Date” at July 28, 2022). Thereafter, the Company is to pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6.0 million. $4.5 million remains as an accrued liability as of March 31, 2024 which is payable in the second fiscal quarter of 2025.

NOTE 10 GRANT COLLABORATON AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.2 million from the CFF to advance the clinical development of high concentration NO for the treatment of NTM pulmonary disease, which disproportionally affects Cystic Fibrosis patients. Under the terms of the agreement with CFF, the funding will be allocated to the ongoing LungFit® GO NTM pilot study. The grant provides milestones based upon achieving performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The royalties are capped at four times the grant actually paid to the Company. For the years ended March 31, 2024 and March 31, 2023, the Company recorded $0 million and $0.5 million as a reduction to R&D expense, respectively. A total of $1.7 million has been recognized as a reduction of research and development costs from this grant to date. Since the beginning of the pilot clinical trial, the Company has received milestone payments totaling $1.7 million, the trial is now successfully completed and no further payments are expected.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 LONG-TERM LOAN

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

Maturity of Term Loan (thousands)	March 31, 2024

2025	$140

Total	$140

NOTE 12 LOAN PAYABLE

As of March 31, 2024 and March 31, 2023 in connection with the Company’s insurance policy, a loan was used to finance part of the premium. The details concerning the loan are as follows:

	March 31, 2024	March 31, 2023

Amount outstanding (thousands)	$660	$695
Monthly payments (thousands)	$85	$88
Number of monthly payments remaining	8	8
Interest rate	7.29%	4.85%
Due date	November 2024	November 2023

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 INCOME TAXES

As of March 31, 2024, the Company has approximately $125.2 million, $28.9 million, $4.3 million and $2.0 million of net operating losses (NOL) carryforwards for U.S. federal, Israeli, Irish and Cypriot tax purposes, respectively. The U.S. federal NOL carryforwards of approximately $1.4 million, which were generated prior to March 2018 expire starting in 2035 through 2037. The NOL of approximately $123.8 million can be carried forward indefinitely but limited to offset 80% of taxable income. The entire NOL for Israel, Ireland and Australia can be carried forward indefinitely. The Company also has state NOL carryforwards in the amount of approximately $86.7 million expiring during the years from 2036 to 2043. The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a gross deferred tax asset of $23.5 million. The Company also has R&D tax credits of $2.1 million expiring during the years from 2038 to 2042.

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

The components of net loss before the provision for income taxes are as follows (in thousands):

	For the Year Ended March 31, 2024	For the Year Ended March 31, 2023
Domestic	$(54,757)	$(49,720)
Foreign	(9,538)	(9,681)
Total	$(64,295)	$(59,401)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	March 31, 2024	March 31, 2023
Net operating loss carryforwards	$40,263	$28,240
Research and development tax credits	2,140	1,624
Research and development tax credit capitalization	5,713	2,158
Other	12	23
Depreciation	(1,924)	(1,228)
Stock-based compensation	10,327	6,731
Capital loss carryforward	1,401	1,559
Reserves and accruals	1,200	5,291
Right-of-use asset	(376)	(484)
Lease liability	413	524

Net deferred tax	59,169	44,438
Valuation allowance	(59,169)	(44,438)
Net deferred tax asset	$-	$-

A reconciliation of income tax expense calculated at the federal enacted statutory rate of 21% is as follows:

	March 31, 2024	March 31, 2023
Federal income tax at statutory rate	(21.00)%	(21.00)%
State income tax, net of federal benefit	(2.51)	(4.35)
Permanent items	(0.05)	0.08
Change in valuation allowance	22.51	20.17
Research and development tax credits	(0.80)	(0.67)
Foreign tax rate differential	0.08	2.81
Other	1.77	0.27
Change to foreign NOL’s	0.00	2.69
Effective income tax expense rate	0.00%	0.00%

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. The Act includes a new 15% corporate minimum tax and a 1% excise tax on the value of corporate stock repurchases, net of new share issuances, after December 31, 2022. These provisions did not have a material impact on the Company’s consolidated financial position as of March 31, 2024.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 COMMITMENTS AND CONTINGENCIES

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

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $100 thousand upon the execution of the NitricGen Agreement, $100 thousand upon achieving the next milestone and $1.5 million in January 2023, six months after approval of the LungFit® by the FDA) and issued 100,000 warrants to purchase the Company’s common stock valued at $0.3 million upon executing the NitricGen Agreement. As of March 31, 2024, the remaining future milestone payments total $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement expiring on December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides 12 months’ notice of intent not to renew. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of March 31, 2024 was approximately $4.1 million with this supplier. This supplier holds $5.0 million of cash deposits to partially secure materials on the Company’s behalf and is recorded in other current assets and prepaid expenses in the consolidated balance sheet at March 31, 2024.

Contingencies

In April 2023, the Company paid a total of $7.6 million, including damages and interest, in satisfaction of judgment in resolution of the Empery Suit. This payment in connection with the Empery Suit was included in accrued liabilities for the quarter ended March 31, 2023.

In December 2021, Hudson Bay Master Fund (“Hudson”) filed a lawsuit in the Supreme Court on the State of New York against the Company relating to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering. Hudson’s complaint alleged breach of contract and that Hudson is entitled to damages and interest as a result of certain adjustments to the exercise price and number of warrant shares issuable following a February 2018 financing transaction. The lawsuit was settled in July 2023 and the Company paid $3.1 million for defense and indemnity costs in the quarter ended September 30, 2023. As of March 31, 2024 and March 31, 2023, $0 and $2.7 million respectively, were included in accrued liabilities.

From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not expect the outcome of such proceedings, either individually or in aggregate, to have a material effect on its financial position, cash flows or results of operations.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan and Security Agreement

On June 15, 2023 (the “Closing Date”), Beyond Air, Inc. and its wholly-owned subsidiary, Beyond Air Ltd., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”) and the Lenders. Also on June 15, 2023, the Company entered into a Supplement to the Loan and Security Agreement (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders. The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $40.0 million, with (i) $17.5 million advanced on the Closing Date (“Tranche 1”), (ii) up to $10.0 million which may be advanced upon the request of the Company between April 1, 2024 and September 30, 2024, subject to the Company having achieved total revenue derived from the sale of LungFit® PH (other than licensing revenue) (“Product Revenue”) for the three-month period prior to funding of not less than 85% of projected Product Revenue for such period (“Tranche 2”), and (iii) up to $12.5 million which may be advanced after April 1, 2024 (the “Discretionary Tranche”), subject to (a) the Agent and Lenders having received investment committee approval and (b) the Company and Lenders having mutually agreed to draw and fund, such amount. The Loans are due and payable on June 1, 2027 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months contingent upon the Company’s achievement of at least $40.0 million of Product Revenue in the fiscal year ending March 31, 2025, provided the Company has fully drawn Tranche 2. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. The Company may, subject to certain parameters, voluntarily prepay the Loans, in whole or in part, at any time. If prepayment occurs on or before the one-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 3.00%; if prepayment occurs after the one-year anniversary of the Closing Date and on or before the two-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 2.00%; if prepayment occurs after the two-year anniversary and on or before the three-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.50%; and if prepayment occurs after the three-year anniversary of the Closing Date and before the Maturity Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.00%. A final payment fee of 3.50% of the principal amount of the Tranche 1 and Tranche 2 Loans is also due upon the Maturity Date or any earlier date of prepayment (in the case of any partial prepayment, solely with respect to the principal amount being prepaid). The Loans are guaranteed by the Company’s subsidiaries, Beyond Air Ltd. and Beyond Air Ireland Limited, and certain of the Company’s future subsidiaries (collectively, the “Guarantors”). The Company’s obligations under the Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of the Company’s assets and have been or will be secured by a pledge of substantially all of the assets of the Guarantors. For the year ended March 31, 2024, the Company incurred and paid $1.8 million in interest on the loan.

On June 21, 2024, the Company entered into an agreement to defer the principal repayment of the loan for an additional six months (Note 18).

Pursuant to the Loan Agreement, the Company is subject to a financial covenant requiring the Company to maintain at all times $5.0 million in unrestricted cash on deposit in a US bank. The Loan Agreement also contains affirmative and negative covenants customary for financings of this type that, among other things, limit the ability of the Company and its subsidiaries to (i) incur additional debt, guarantees or liens; (ii) pay any dividends; (iii) enter into certain change of control transactions; (iv) sell, transfer, lease, license, or otherwise dispose of certain assets; (v) make certain investments or loans; and (vi) engage in certain transactions with related persons, in each case, subject to certain exceptions.

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

The Company also granted the Lenders conversion rights for up to $3.0 million in aggregate of the principal amount in common stock at a price equal to 130% of the exercise price of the warrant (1,390,176 of common stock at $2.158), for the life of the loan.

Upon completion of the Securities Purchase Agreement and in accordance with their original terms, the 233,843 liability classified warrants issued to Avenue in connection with a convertible debt issuance had their original exercise price of $5.88 per share repriced to $1.66 per share and the corresponding bifurcated conversion feature in the same debt issuance had its original conversion price of $7.64 per share reset to $2.16 per share. The previously issued warrants and bifurcated conversion feature have been, and will continue to be, liability classified and remeasured at each reporting period until they are exercised, expire, reclassified or otherwise settled. The adjustment for the exercise price has been recorded as a revaluation of warrants fair value and revaluation of derivative fair value respectively in the statement of operations.

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

The agreement contains an end of term liability of $0.6 million, equal to 3.5% of the principal which will be reimbursed.

The Company received $15.8 million in net proceeds on June 15, 2023 after all fees and advanced interest had been deducted.

Maturity of Long-Term Loan (in thousands)	March 31, 2024

2025	$1,750
2026	7,000
2027	7,000
2028	1,750
Total	$17,500

Components of Loan and Security Agreement

	March 31, 2024	June 15, 2023 (Closing)

Amount outstanding	$17,500	$17,500
Debt discount	(4,541)	(4,541)
Amortization of debt discount	1,149	-
Final payment liability	613	613
Total	$14,721	$13,572

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 BEYOND CANCER VARIABLE INTEREST ENTITY

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

The carrying amount of net assets of the VIE included in the consolidated financial statements, after the elimination of intercompany balances and transactions, was $10.7 million (including $10.9 million of cash) at March 31, 2024, compared with $20.6 million (including $20.5 million of cash) at March 31, 2023. Beyond Cancer generated $20.2 million of losses (before elimination of intercompany amounts) for the year ended March 31, 2024 compared with $17.9 million of losses (before elimination of intercompany amounts) for the year ended March 31, 2023. The Company’s attributed losses as the primary beneficiary was proportional to its equity interest in Beyond Cancer (80%) for the year ended March 31, 2024.

The following table summarizes segment financial information by business segment for the year ended and at March 31, 2024:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents and marketable securities	$23,591	$10,877	$34,468
All other assets	21,747	746	22,493
Total assets	$45,338	$11,623	$56,961
Total liabilities	(28,810)	(965)	(29,775)
Net assets	$16,528	$10,658	$27,186
Non-controlling interest	$-	$2,138	$2,138

(in thousands)
Revenue	$1,159	$-	$1,159
Net loss for the year ended March 31, 2024	$(44,030)	$(20,265)	$(64,295)
Operating activities included in net loss:
Depreciation and amortization	$2,251	$101	$2,352
Stock-based compensation expense	$10,950	$10,387	$21,337

Cash used in operations	$(46,787)	$(9,227)	$(56,014)
Cash used in investing	(6,922)	(5,313)	(12,235)
Cash from financing	43,167	-	43,167
Impact of exchange rates	(23)	(54)	(77)
Net change for the period	$(10,566)	$(14,594)	$(25,160)

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 BEYOND CANCER VARIABLE INTEREST ENTITY

The following table summarizes segment financial information by business segment for the year ended and at March 31, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents and marketable securities	$25,388	$20,494	$45,882
All other assets	22,310	557	22,867
Total assets	$47,699	$21,051	$68,749
Total liabilities	(26,201)	(520)	(26,721)
Net assets	$21,498	$20,530	$42,028
Non-controlling interest	$-	$4,113	$4,113

(in thousands)
Revenue	$-	$-	$-
Net loss for the year ended March 31, 2023	$(41,475)	$(17,927)	$(59,401)
Operating activities included in net loss:
Depreciation and amortization	$1,107	$63	$1,170
Stock-based compensation expense	$8,590	$10,969	$19,558

Cash used in operations	$(25,864)	$(7,145)	$(33,009)
Cash used in investing	(20,482)	(106)	(20,587)
Cash from financing	2,696	-	2,696
Impact of exchange rates	(2)	(42)	(43)
Net change for the period	$(43,651)	$(7,292)	$(50,944)

NOTE 16 RELATED PARTY TRANSACTIONS

With the exception of the related party transactions referred to in Note 4, there were no related party transactions in the fiscal year ended March 31, 2024. There were no related party transactions in the fiscal year ended March 31, 2023.

NOTE 17 – LEASE REVENUES

The Company leases the LungFit® PH device to customers and receives a fixed rental fee over the term of the arrangement. Contract terms (generally one-to-three years) vary by customer and may include options to terminate the contract or options to extend the contract. The LungFit® PH lease agreements are accounted for as operating leases. The non-lease components, including consumables and device-related services are combined with the predominant lease component under the practical expedient. The fixed rental fee is recognized over the period of the lease agreement on a straight-line basis.

The Company recognized $1.2 million and $0 million in LungFit® PH lease revenues for the years ended March 31, 2024 and 2023, respectively, included revenues in the accompanying consolidated statements of operations. The Company received approximately $1.0 million and $0 million in cash associated with leases which the Company is the lessor for the years ended March 31, 2024 and March 31, 2023, respectively. The Company has recorded $0.1 million and $0 million in deferred revenue as of March 31, 2024 and March 31, 2023, respectively.

The following schedule presents the minimum future lease payments under the LungFit® PH lease arrangements that were in place as of March 31, 2024 (in thousands):

Future lease payments under the LungFit® PH lease arrangements	March 31, 2024

2025	$1,507
2026	1,172
2027	491
Total	$3,170

The LungFit® PH devices are included in Property and Equipment (Note 3) and have the useful life of five years. Depreciation expense related to leased LungFit® PH devices was $1.0 million and $0.1 million for the years ended March 31, 2024 and 2023, respectively. The depreciation expense related to customer leased devices is included in the cost of revenue in the consolidated statements of operations and comprehensive loss.

Capitalized sales commissions

Sales commissions related to obtaining LungFit® PH lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Total capitalized costs for the years ended March 31, 2024 and 2023 were immaterial.

NOTE 18 – SUBSEQUENT EVENTS

On June 21, 2024, the Company, in return for extending the interest-only period for an additional 6 months on the Loan and Security Agreement with Avenue Capital, entered into an agreement to issue warrants to purchase up to 100,000 shares of common stock at an exercise price of $1.28 per share and an additional end of term payment of $87,500 plus legal and amendment fees.

In June 2024, the Company filed a lawsuit in the Supreme Court of the State of New York against Airgas Therapeutics, LLC (“Airgas”) alleging breach of contract and breach of the implied covenant of good faith and fair dealing,  seeking monetary damages of $50 million and equitable relief.  Among other items, the Company alleges that Airgas agreed to be the exclusive supplier of D-cylinders of 800 ppm nitric oxide gas for hospital emergency transport requirements to hospitals engaged by the Company and that Airgas thereafter breached that agreement.  Airgas has not yet appeared in the action.

