Form 10-Q
period 2024-06-30
Beyond Air, Inc.
filed 2024-08-06
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 46,520,515 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED JUNE 30, 2024

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,161	$11,378
Marketable securities	17,213	23,090
Restricted cash	229	230
Accounts receivable	475	319
Inventory	2,391	2,127
Other current assets and prepaid expenses	6,405	6,792
Total current assets	30,874	43,936
Licensed right to use technology	1,376	1,427
Right-of-use lease assets	2,021	2,121
Property and equipment, net	12,117	9,364
Other assets	112	113
TOTAL ASSETS	$46,500	$56,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,114	$1,948
Accrued expenses and other current liabilities	7,674	8,402
Operating lease liability, current portion	429	418
Loans payable, current portion	536	800
Total current liabilities	11,753	11,567

Operating lease liability, net	1,790	1,898
Long-term debt, net	14,946	14,721
Warrant liability	56	275
Derivative liability	256	1,314
Total liabilities	28,801	29,775

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 45,900,821 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	5	5
Treasury stock	(25)	(25)
Additional paid-in capital	267,960	264,780
Accumulated deficit	(251,898)	(239,697)
Accumulated other comprehensive income (loss)	88	(15)
Total stockholders’ equity attributable to Beyond Air, Inc.	16,130	25,048
Non-controlling interest	1,570	2,138
Total equity	17,699	27,186
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,500	$56,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2024	2023

Revenues	$683	$59

Cost of revenues	(1,016)	(303)

Gross loss	(332)	(244)

Operating expenses:

Research and development	(6,009)	(4,695)
Selling, general and administrative	(7,239)	(10,936)
Total operating expenses	(13,247)	(15,631)

Loss from operations	(13,580)	(15,875)

Other income (expense)
Dividend and interest income	361	409
Interest and finance expense	(964)	(158)
Change in fair value of warrant liability	219	324
Change in fair value of derivative liability	1,058	512
Foreign exchange gain / (loss)	(146)	8
Estimated liability for contingent loss	-	(198)
Other income / (expense)	(2)	(77)
Total other income/(expense)	525	820

Net loss before income taxes	(13,055)	(15,055)

Provision for income taxes	-	-

Net loss	$(13,055)	$(15,055)

Less : net loss attributable to non-controlling interest	(854)	(960)

Net loss attributable to Beyond Air, Inc.	$(12,201)	$(14,095)

Foreign currency translation gain	103	25

Comprehensive loss attributable to Beyond Air, Inc.	$(12,098)	$(14,070)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.27)	$(0.45)

Weighted average number of shares, outstanding basic and diluted	45,900,821	31,382,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2024

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive (loss)	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2024	45,900,821	$5	$(25)	$264,780	$(239,697)	$(15)	$2,138	$27,186
Issuance of common stock warrants				86				86
Stock-based compensation	-	-	-	3,093		-	285	3,379
Other comprehensive income	-	-	-	-	-	103	-	103
Net loss	-	-	-	-	(12,201)	-	(854)	(13,055)
Balance as of June 30, 2024	45,900,821	$5	$(25)	$267,960	$(251,898)	$88	$1,570	$17,699

FOR THE THREE MONTHS ENDED JUNE 30, 2023

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2023	30,738,585	$3	$(25)	$217,339	$(179,455)	$53	$4,113	$42,028
Issuance of common stock upon exercise of options	42,500	-	-	217	-	-	-	217
At the market equity offering stock issuance of common stock, net	930,232	-	-	5,813	-	-	-	5,813
Stock-based compensation	-	-	-	5,580	-	-	535	6,115
Other comprehensive income	-	-	-	-	-	25		25
Net loss	-	-	-	-	(14,095)	-	(960)	(15,055)
Balance as of June 30, 2023	31,711,317	$3	$(25)	$228,949	$(193,550)	$78	$3,688	$39,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Three Months Ended
	June 30,
	2024	2023

Cash flows from operating activities
Net loss	$(13,055)	$(15,055)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	685	309
Amortization of licensed right to use technology	51	52
Stock-based compensation	3,379	6,115
Amortization of debt discount	409	57
Change in fair value of warrant liability	(219)	(324)
Change in fair value of derivative liability	(1,058)	(512)
Amortization of operating lease assets	94	90
Un-realized gain in marketable securities	90	(75)
Foreign currency adjustments	-	(8)
Changes in:
Grant receivable	-	(5)
Inventory	(338)	(209)
Accounts receivable	(156)	(44)
Other current assets and prepaid expenses	391	74
Accounts payable	491	(306)
Accrued expenses	(848)	(7,228)
Operating lease liabilities	(97)	(84)
Net cash used in operating activities	$(10,180)	$(17,153)

Cash flows from investing activities
Purchase of marketable securities	(14,574)	(9,744)
Proceeds from sale of marketable securities	20,361	886
Purchase of property and equipment	(2,673)	(795)
Net cash provided by and (used in) investing activities	$3,114	$(9,653)

Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings	-	5,814
Proceeds from issuance of common stock through exercise of stock options	-	217
Proceeds from loan	-	15,817
Payment of loan	(264)	(280)
Net cash (used in) and provided by financing activities	$(264)	$21,567

Effect of exchange rate changes on cash and cash equivalents	111	40

Decrease in cash, cash equivalents and restricted cash	$(7,218)	$(5,199)
Cash, cash equivalents and restricted cash at beginning of period	11,608	36,768
Cash, cash equivalents and restricted cash at end of period	$4,390	$31,569
Supplemental disclosure of non-cash investing and financing activities
Debt discount	$621	$4,541
End of term loan liability	$(438)	$(613)
Warrant liability	$-	$(885)
Derivative liability	$-	$(1,361)
Fixed assets recorded in accounts payable and accrued assets	$749	$-
Supplemental disclosure of cash flow items:
Interest paid	$556	$289
Income taxes paid	$-	$-

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

With Beyond Air’s focus on NO and its effect on the human condition, the Company has two additional programs that do not utilize the LungFit® system. Through the Company’s majority-owned affiliate Beyond Cancer, Ltd. (“Beyond Cancer”) NO is used to target solid tumors. The LungFit® platform is not utilized for the solid tumor indication due to the need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that is designed to safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program has advanced to phase 1 human clinical trials.

On November 4, 2021, Beyond Air reorganized its oncology business into a new private company called Beyond Cancer. Beyond Air’s preclinical oncology team and the exclusive right to the intellectual property portfolio utilizing UNO for the treatment of solid tumors now reside with Beyond Cancer. Beyond Air has 80% ownership in Beyond Cancer.

The second program which does not utilize the LungFit® platform partially inhibits neuronal nitric oxide synthase (nNOS) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). On June 15, 2023, the Company announced that it has entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (the “University”) to acquire the commercial rights for nNOS inhibitors being developed for the treatment of ASD and other neurological conditions. Currently, there are no FDA-approved therapies specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air will make payments to the University over the three-year period from the date of the agreement for pre-clinical work. Also, the Company will pay a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones. The Company expects this program to progress from preclinical to a phase 1 first-in-human clinical trial by the end of 2025.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2024 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 (the “2024 Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2024. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the 2024 Annual Report on Form 10-K.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Of the restricted cash originally recorded in the unaudited condensed consolidated statement of cash flows for the three months ended June 30, 2023, $2.5 million has been reclassified and is now recorded in prepaid assets. These reclassifications had no effect on the reported results of operations.

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

Going Concern, Liquidity and Other Uncertainties

The Company used cash in operating activities of $10.2 million for the three months ended June 30, 2024, and has accumulated losses attributable to the stockholders of Beyond Air of $251.9 million. The Company had cash, cash equivalents and marketable securities of $21.4 million as of June 30, 2024.

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

Management currently has various funding options in place to raise additional capital such as a debt line of $12.5 million with Avenue (as defined below) and its affiliates, subject to the agent and lenders receiving investment committee approval and negotiations of the terms and conditions between both parties, (Note 11), an ATM sales agreement with $32.9 million of available funds (Note 4), assets that can be leveraged such as Beyond Cancer, Autism, LungFit PH international partnerships, LungFit PRO international partnerships and LungFit GO partnerships. Additionally, in January 2022 the Company filed a shelf registration statement on Form S-3, which allows the Company to offer and sell up to $200,000,000 of its equity or equity-linked securities. The securities purchase agreement entered into in March 2024 contains restrictions to the Company’s ability to enter into variable rate transactions for a period of 6 months.

With respect to Beyond Cancer, discussions are underway with investment banks to raise capital based on their most recent top line data from the phase 1a, first-in-human trial which was successful in the first 6 patients with no dose limiting toxicities at the first dose. A combination study with anti-PD1 therapy is expected to begin before the end of calendar 2024.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue operating as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

At the lease commencement date, the Company will defer initial direct costs, including commission expense and the cost is recognized over the lease term on the same basis as lease income.

The Company records the costs of shipping related to contract devices and consumables in cost of revenue in its consolidated statements of operations.

See Note 12 to the unaudited condensed consolidated financial statements for more information regarding leasing arrangements.

Fair Value Measurements

As of June 30, 2024 and March 31, 2024, the Company’s financial instruments included restricted cash, marketable securities, accounts payable, long-term debt, liability classified warrants and derivative liabilities. The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash and marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings and is in Level 3 of the fair value hierarchy. The liability classified warrants and derivative liabilities are each recorded at their fair value and are Level 3 of the fair value hierarchy.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts at June 30, 2024 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities :
Corporate debt securities	$-	$-	$-	$-
Government securities	17,213	17,213	-	-
Mutual funds	-	-	-	-
Total assets measured and recorded at fair value	$17,213	$17,213	$-	$-

Liabilities :
Warrant liability	$56	$-	$-	$56
Derivative liability	256	-	-	256
Total liabilities measured and recorded at fair value	$312	$0	$-	$312

The fair value amounts at March 31, 2024 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities :
Corporate debt securities	$-	$-	$-	$-
Government securities	16,388	16,388	-	-
Mutual funds	6,702	6,702	-	-
Total assets measured and recorded at fair value	$23,090	$23,090	$-	$-

Liabilities :
Warrant liability	$275	$-	$-	$275
Derivative liability	1,314	-	-	1,314
Total liabilities measured and recorded at fair value	$1,589	$-	$-	$1,589

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Level 3 Valuation

The common stock warrants issued in connection with the Loan and Security Agreement in June 2023 (Note 11) are recorded as a warrant liability within the unaudited condensed consolidated balance sheet at June 30, 2024 as the warrants contain certain settlement features that are not indexed to the Company’s own stock. In addition, the conversion feature embedded within the long term debt required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and recorded as a derivative liability. The warrants and derivative liability are remeasured each reporting period with the change in fair value recorded to other income (expense) in the condensed consolidated statement of operations and comprehensive loss until the warrants and derivative are exercised, expired, reclassified or otherwise settled. The significant assumptions used in valuing the warrants and derivative were as follows:

At June 30, 2024	Warrants	Derivative
Expected term (in years)	4	3
Volatility	90%	90%
Risk-free rate	4.24%	4.52%

At March 31, 2024	Warrants	Derivative
Expected term (in years)	4.25	3.25
Volatility	88%	86%
Risk-free rate	4.09%	4.38%

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants and derivatives for the three months ended June 30, 2024 (in thousands):

	Warrants	Derivative
Balance at March 31,2024	$275	$1,314
Issuances	-	-
Change in fair value	(219)	(1,058)
Balance at June 30, 2024	$56	$256

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

As of June 30, 2024 and March 31, 2024, restricted cash included approximately $0.2 million and $0.2 million, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, A$250,000 in Australia, $25,000 in Bermuda, €100,000 in Ireland and €100,000 in Cyprus. There is currently no official federal depository insurance in Israel. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of June 30, 2024, the Company had greater than $250,000 at United States financial institutions, greater than A$250,000 at Australian financial institutions, greater than €100,000 at Irish financial institutions and also has funds on deposit in Israel.

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type and restricted cash as shown on the Company’s condensed consolidated statements of cash flows for:

(in thousands)	June 30, 2024	March 31, 2024
Cash and cash equivalents	$4,161	$11,378
Restricted cash	229	230
Total cash, cash equivalents and restricted cash	$4,390	$11,608
Marketable securities:
Marketable debt securities
Corporate debt securities	$-	$-
U.S. government securities	17,213	16,388
Mutual fund (ultra-short-term income)	-	6,702
Total marketable securities	$17,213	$23,090

Total cash, cash equivalents, marketable securities and restricted cash	$21,603	$34,698

The following table summarizes our short-term marketable securities with unrealized gains and losses as of June 30, 2024, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains and (Losses)
Corporate debt securities	$-	$-
U.S. government securities	17,213	90
Mutual fund (ultra-short-term income)	-	-
Total short-term marketable securities	$17,213	$90

The following table summarizes our short-term marketable securities with unrealized gains and losses as of March 31, 2024, aggregated by major security type:

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Segment Reporting

Commencing with the creation of Beyond Cancer in November 2021, the Company’s operations became classified into two segments, Beyond Air and Beyond Cancer. Each segment has its own management team, board of directors, corporate officers and legal entities. As of June 30, 2024, Beyond Air, Inc. owns 80% of the common stock of Beyond Cancer. The segment reporting is based on the manner in which the Company’s CEO as chief operating decision maker assesses performance and allocates resources across the organization. The Beyond Air segment includes unallocated corporate expenses associated with the public company fees as well as all corporate related assets and liabilities.

The following table summarizes segment financial information by business segment at June 30, 2024:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents, marketable securities and certain restricted cash	$13,371	$8,230	$21,603
All other assets	24,144	755	24,897
Total assets	$37,515	$8,985	$46,500
Total liabilities	$(27,722)	$(1,078)	$(28,801)
Net assets	$9,793	$7,907	$17,699
Non-controlling interests	$-	$1,570	$1,570

The following table summarizes segment financial information by business segment at March 31, 2024:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents, marketable securities and certain restricted cash	$23,591	$10,877	$34,468
All other assets	21,747	746	22,493
Total assets	$45,338	$11,623	$56,961
Total liabilities	$(28,810)	$(965)	$(29,775)
Net assets	$16,528	$10,658	$27,186
Non-controlling interests	$-	$2,138	$2,138

The following table summarizes segment financial performance by business segment for the three months ended June 30, 2024:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$683	$-	$683
Net loss for the three months ended June 30, 2024	$(8,786)	$(4,269)	$(13,055)

The following table summarizes segment financial performance by business segment for the three months ended June 30, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total

Revenue	$59	$-	$59
Net loss for the three months ended June 30, 2023	$(10,256)	$(4,799)	$(15,055)

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Research and Development

Research and development expenses are charged to the unaudited condensed consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. In the three months ended June 30, 2024 and June 30, 2023, the Company did not receive any AU Tax Rebates.

Supplier Concentration

The Company relies on third-party suppliers to provide materials for its devices and consumables. In the three months ended June 30, 2024, the Company purchased approximately 87% of its materials from one third party vendor. In the three months ended June 30, 2023, the Company purchased approximately 84% of its materials from two third-party vendors, with these vendors representing 65% and 19%, respectively.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of June 30, 2024 and March 31, 2024 in accordance with ASC 842, Leases. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	June 30, 2024	March 31, 2024

Clinical and medical equipment	$2,174	$2,174
Equipment deployable as part of a service offering	11,638	8,208
Computer equipment	855	860
Furniture and fixtures	534	534
Leasehold improvements	612	612
	15,812	12,388
Accumulated depreciation	(3,695)	(3,024)
	$12,117	$9,364

Depreciation and amortization for the three months ended June 30, 2024 and June 30, 2023 was $0.7 million and $0.3 million, respectively.

NOTE 4 STOCKHOLDERS’ EQUITY

On February 4, 2022, the Company entered into an At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc (the “2022 ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the 2022 ATM. If shares of the Company’s common stock are sold, there is a 3% fee paid to the sales agent.

During the three months ended June 30, 2024, the Company received net proceeds of $0.0 million from the sale shares of common stock through the 2022 ATM. During the three months ended June 30, 2023, the Company received net proceeds of $5.8 million from the sale of 930,232 shares of common stock. As of June 30, 2024, there were $32.9 million in funds available under the 2022 ATM.

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

On March 20, 2024, the Company also entered into a placement agency agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC and Laidlaw & Company (UK) Ltd. (the “Co-Placement Agents”) as the co-placement agents in connection with the March 20, 2024 offering. Pursuant to the terms of the Placement Agency Agreement, the Co-Placement Agents agreed to use their reasonable best efforts to arrange for the sale of the securities in the offering. As compensation to the Co-Placement Agents, the Company paid the Co-Placement Agents a cash fee of 7% of the aggregate gross proceeds raised in the offering and the reimbursement of certain expenses and legal fees.

In addition, under the Securities Purchase Agreement, until 90 days after March 22, 2024, subject to certain exceptions, neither the Company nor any of its subsidiaries were allowed to (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any common stock or common stock equivalents or (ii) file any registration statement or amendment or supplement thereto.

In addition, from the date of the Securities Purchase Agreement, the Company has agreed not to enter into variable rate transactions (as defined in the Securities Purchase Agreement) for a period of six (6) months from the closing of the offering, subject to certain exceptions.

Stock Option Plans

The Company’s Sixth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. On January 10, 2024, the Company’s Board of Directors approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 3,000,000, which was approved by the Company’s stockholders at the 2024 annual stockholder meeting on March 8, 2024. The 2013 BA Plan has 13,600,000 shares authorized for issuance. As of June 30, 2024, 421,558 shares were available under the 2013 BA Plan.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the three months ended June 30, 2024 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2024	618,900	$6.98
Granted	-	-
Vested	-	-
Forfeited	(6,000)	14.36
Unvested as of June 30, 2024	612,900	$6.91

Stock-based compensation expense related to these grants for the three months ended June 30, 2024 and June 30, 2023 was $0.3 million and $0.7 million, respectively.

As of June 30, 2024, the Company had unrecognized stock-based compensation expense for the restricted stock unit awards in the 2013 BA Plan of approximately $1.6 million which is expected to be expensed over the weighted average remaining service period of 1.6 years.

A summary of the change in options for the three months ended June 30, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of April 1, 2024	11,283,469	$4.45	8.0	$760
Granted	27,500	4.25	-	-
Exercised	-	-	-	-
Forfeited	(144,125)	4.94	-	-
Outstanding as of June 30, 2024	11,166,844	$4.41	7.76	$0
Exercisable as of June 30, 2024	4,758,469	$5.44	5.95	$0

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer Ltd.’s common stock. The vesting terms of the options issued under the 2021 BC Plan are generally four years and they expire ten years from the grant date. On November 3, 2022, the Company’s Board of Directors approved an amendment to reserve for issuance an additional 2,000,000 shares of common stock. The 2021 BC Plan has 4,000,000 shares authorized for issuance. As of June 30, 2024, 243,250 common shares were available under the 2021 BC Plan.

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of April 1, 2024	3,819,000	$5.50	8.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(62,250)	5.50	-	-
Outstanding as of June 30, 2024	3,756,750	$5.50	8.0	$0
Exercisable as of June 30, 2024	1,354,000	$5.50	7.8	$0

As of June 30, 2024, the Company had unrecognized stock-based compensation expense in the 2013 BA Plan of approximately $9.0 million which is expected to be expensed over the weighted average remaining service period of 1.8 years

As of June 30, 2024, the Company had unrecognized stock-based compensation expense in the 2021 BC Plan of approximately $7.6 million which is expected to be expensed over the weighted average remaining service period of 1.4 years.

The following was utilized to calculate the fair value of options on the date of grant:

	June 30, 2024	June 30, 2023
Risk-free interest rate	4.3-4.5%	3.5 - 3.9%
Expected volatility (Beyond Air)	83.5 – 83.8%	81.6-82.7%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock units for the three months ended June 30, 2024 and June 30, 2023:

	Three Months Ended
(in thousands)	June 30,
	2024	2023

Research and development	$629	$1,206
General and administrative	2,750	4,911
Total stock-based compensation expense	$3,379	$6,115

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Warrants

A summary of the Company’s outstanding warrants as of June 30, 2024 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

March 2020 loan	172,187	$7.26	$-	March 2025
NitricGen agreement	80,000	$6.90	-	January 2028
Avenue agreement	233,843	$1.66	-	June 2028
March 2024 Roth/Laidlaw raise	9,638,556	$2.25		March 2027
Avenue extension agreement	100,000	$1.28	-	June 2029
Total	10,224,586	$2.35	$-

On June 21, 2024, warrants to purchase up to an aggregate of 100,000 of Company common stock were issued to Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”) in return for extending the interest-only period for an additional 6 months on the Loan and Security Agreement with Avenue Capital. The warrant exercise price was calculated at the average closing share price for the 5 trading days prior to June 21, 2024. No warrants were exercised in this period.

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses is as follows (in thousands):

	June 30, 2024	March 31, 2024
Prepaid research and development	$148	$104
Prepaid insurance	605	886
Prepaid rents and tenant improvements	48	49
Value added tax receivable	179	229
Deposits to secure manufacturing materials	5,019	5,019
Demonstration materials	145	228
Other	261	277
Total	$6,405	$6,792

NOTE 6 ACCRUED EXPENSES

A summary of the accrued expenses as of June 30, 2024 and March 31, 2024 is as follows (in thousands):

	June 30, 2024	March 31, 2024
Research and development	$848	$965
Professional fees	575	466
Employee salaries and benefits	1,280	1,302
Contingent litigation and settlements (Note 10)	200	400
Circassia settlement – current portion (Note 8)	4,500	4,500
Deferred revenue	-	138
Goods received not invoiced	130	356
Other	141	275
Total short-term accrued expenses	$7,674	$8,402

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK

In accordance with ASC 260, Earnings Per Share, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive during the three months ended June 30, 2024.

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	June 30, 2024	June 30, 2023

Common stock warrants	10,224,586	694,363
Common stock options	11,166,844	8,132,952
Restricted shares	612,900	1,095,300
Loan and Security – conversion feature (note 11)	1,390,176	392,465
Total	23,394,506	10,315,080

NOTE 8 CIRCASSIA AGREEMENT

On January 23, 2019, the Company entered into an agreement for commercial rights (the “Circassia Agreement”) with Circassia Limited and its affiliates (collectively, “Circassia”) for PPHN and future related indications at concentrations of < 80 ppm in the hospital setting in the United States and China. On December 18, 2019, the Company terminated the Circassia Agreement.

On May 25, 2021, the Company and Circassia entered into a settlement agreement (the “Settlement Agreement”) resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments. The first payment of $2.5 million was triggered upon FDA approval for the LungFit® PH (fixing the “Initial Payment Due Date”) at July 28, 2022. Thereafter, the Company is to pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6.0 million As of June 30, 2024 and March 31, 2024 $4.5 million is included in accrued liabilities and is payable in the second fiscal quarter of 2025.

NOTE 9 GRANT COLLABORATION AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.2 million from the Cystic Fibrosis Foundation (“CFF”) to advance the clinical development of high concentration NO for the treatment of NTM pulmonary disease, which disproportionally affects Cystic Fibrosis patients. Under the terms of the agreement with CFF, the funding will be allocated to the ongoing LungFit® GO NTM pilot study. The grant provides milestones based upon achieving performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The royalties are capped at four times the grant actually paid to the Company. For the three months ended June 30, 2024 and June 30, 2023, the Company recorded $0 and $5 thousand as a reduction to R&D expense, respectively. A total of $1.7 million has been recognized as a reduction of research and development costs from this grant to date. Since the beginning of the pilot clinical trial, the Company has received milestone payments totaling $1.7 million. The trial is now successfully completed and no further payments are expected.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 COMMITMENTS AND CONTINGENCIES

License Agreements

In August 2015, Beyond Air Ltd., a wholly-owned subsidiary of the Company (“BA Ltd.”) entered into an Option Agreement (the “Option Agreement”) with Pulmonox Technologies Corporation (“Pulmonox”) whereby BA Ltd. acquired the option (the “Option”) to purchase certain intellectual property assets and rights. On January 13, 2017, BA Ltd. exercised the Option and paid $0.5 million to Pulmonox. BA Ltd. became obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which BA Ltd. receives regulatory approval for the commercial sale of the first product candidate qualifying under the Option Agreement. These milestone payments are capped at a total of $87 million across three separate and distinct indications that fall under the agreement, with the majority of them, approximately $83 million, being sales-related based on cumulative sales milestones for each of the three products. BA Ltd. is not currently developing any qualifying products.

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $0.1 million upon the execution of the NitricGen Agreement, $0.1 million upon achieving the next milestone and $1.5 million in January 2023, six months after approval of the LungFit® by the FDA) and issued 100,000 warrants to purchase the Company’s common stock valued at $0.3 million upon executing the NitricGen Agreement. As of June 30, 2024 the remaining future milestone payments total $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement with an initial expiration date of December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides 12 months’ notice of intent not to renew. As of the date of this report, the Company has not provided such notice. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of June 30, 2024 was approximately $1.4 million with this supplier. This supplier holds $5.0 million of restricted cash to partially secure materials on the Company’s behalf recorded in other current assets and prepaid expenses.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 LOANS

LOAN AND SECURITY AGREEMENT

On June 15, 2023 (the “Closing Date”), Beyond Air, Inc. and its wholly-owned subsidiary, Beyond Air Ltd., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”) and the Lenders. Also on June 15, 2023, the Company entered into a Supplement to the Loan and Security Agreement (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders. The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $40.0 million, with (i) $17.5 million advanced on the Closing Date (“Tranche 1”), (ii) up to $10.0 million which may be advanced upon the request of the Company between April 1, 2024 and September 30, 2024, subject to the Company having achieved total revenue derived from the sale of LungFit® PH (other than licensing revenue) (“Product Revenue”) for the three-month period prior to funding of not less than 85% of projected Product Revenue for such period (“Tranche 2”), and (iii) up to $12.5 million which may be advanced after April 1, 2024 (the “Discretionary Tranche”), subject to (a) the Agent and Lenders having received investment committee approval and (b) the Company and Lenders having mutually agreed to draw and fund, such amount. The Loans are due and payable on June 1, 2027 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months contingent upon the Company’s achievement of at least $40.0 million of Product Revenue in the fiscal year ending March 31, 2025, provided the Company has fully drawn Tranche 2. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. The Company may, subject to certain parameters, voluntarily prepay the Loans, in whole or in part, at any time. If prepayment occurs on or before the one-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 3.00%; if prepayment occurs after the one-year anniversary of the Closing Date and on or before the two-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 2.00%; if prepayment occurs after the two-year anniversary and on or before the three-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.50%; and if prepayment occurs after the three-year anniversary of the Closing Date and before the Maturity Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.00%. A final payment fee of 3.50% of the principal amount of the Tranche 1 and Tranche 2 Loans is also due upon the Maturity Date or any earlier date of prepayment (in the case of any partial prepayment, solely with respect to the principal amount being prepaid). The Loans are guaranteed by the Company’s subsidiaries, Beyond Air Ltd. and Beyond Air Ireland Limited, and certain of the Company’s future subsidiaries (collectively, the “Guarantors”). The Company’s obligations under the Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of the Company’s assets and have been or will be secured by a pledge of substantially all of the assets of the Guarantors. For the quarter ended June 30, 2024 and June 30 2023 , the Company incurred and paid $0.6 million and $0 million respectively in interest on the loan.

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

The Company also granted the Lenders conversion rights for up to $3.0 million in aggregate of the principal amount in common stock at a price equal to 130% of the exercise price of the warrant (1,390,176 of common stock at $2.158), for the life of the loan (“the “Conversion Right”).

On June 21, 2024, the Company, in return for extending the interest-only period for an additional 6 months on the Loan and Security Agreement with Avenue Capital, entered into an agreement to issue warrants to purchase up to 100,000 shares of common stock at an exercise price of $1.28 per share and an additional end of term payment of $87,500 plus legal and amendment fees, which resulted in an increase to debt discount and this increase will be amortized over the remainder of the loan period. As the transaction did not have a substantially different impact to the terms of the original instrument, the company determined that this transaction was a modification to the original loan and security agreement. The maturity of the debt remains unchanged.

Upon consummation of the offering contemplated by the Securities Purchase Agreement and in accordance with their original terms, the 233,843 liability classified warrants issued the lenders had their original exercise price of $5.88 per share repriced to $1.66 per share and the original conversion price of $7.64 per share of the Conversion Right was reset to $2.16 per share. The previously issued warrants and bifurcated conversion feature have been, and will continue to be, liability classified and remeasured at each reporting period until they are exercised, expire, reclassified or otherwise settled. The adjustment for the exercise price has been recorded as a revaluation of warrants fair value and revaluation of derivative fair value respectively in the statement of operations.

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

The agreement contains an end of term liability of $1.1 million, equal to 3.5% of the committed funds plus an additional end of term payment of $0.1 million.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 LOANS (continued)

The Company received $15.8 million in net proceeds on June 15, 2023 after all fees and advanced interest had been deducted.

Maturity of Long-Term Loan (in thousands)	June 30

2025	-
2026	8,750
2027	8,750
Total	$17,500

Components of Loan and Security Agreement

	June 30, 2024	March 31, 2024

Amount outstanding	$17,500	$17,500
Debt discount	(5,163)	(4,541)
Amortization of debt discount	1,559	1,149
Final payment liability	1,050	613
Total	$14,946	$14,721

NOTE 12 – LEASE REVENUES

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

The Company recognized $0.6 million and $0.1 million in LungFit® PH lease revenues for the three months ended June 30, 2024 and June 30,2023, respectively, included revenues in the accompanying consolidated statements of operations. The Company received approximately $0.4 million and $0 million in cash associated with leases which the Company is the for lessor for the three months ended June 30, 2024 and June 30,2023, respectively. The Company has recorded $0.1 million and $0 million in deferred revenue as of June 30, 2024 and June 30, 2023, respectively.

The following schedule presents the minimum future lease payments under the LungFit® PH lease arrangements that were in place as of June 30, 2024 (in thousands):

Future lease payments under the LungFit® PH lease arrangements	June 30

2025	$2,155
2026	1,975
2027	997
2028	29
Total	$5,156

The LungFit® PH devices are included in Property and Equipment (Note 3) and have the useful life of five years. Depreciation expense related to leased LungFit® PH devices was $0.5 million and $0.2 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The depreciation expense related to customer leased devices is included in the cost of revenue in the consolidated statements of operations and comprehensive loss.

Capitalized sales commissions

Sales commissions related to obtaining LungFit® PH lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Total capitalized costs for the three months ended June 30, 2024 and 2023 were immaterial.

NOTE 13 – SUBSEQUENT EVENTS

On July 8, 2024 David Webster joined the company as Chief Commercial Officer (CCO). In connection with his appointment, the Company granted an inducement stock option award (the “Inducement Option”) to Mr. Webster upon his entering into employment with the Company in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4) (the “Inducement Award”). The Inducement Option is being granted effective as of July 8, 2024 and is exercisable for the purchase of 125,000 shares of the Company’s common stock, at an exercise price equal to the last reported sale price on Nasdaq on July 8, 2024. The Inducement Award was approved by the independent compensation committee of the Board in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4). The Inducement Option has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the stock option award vesting on the first anniversary of the date of grant and annually thereafter in three equal installments, subject to Mr. Webster’s continued service with the Company through the applicable vesting dates. The Inducement Award is subject to the terms and conditions of the Company’s 2013 Equity Incentive Plan.

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

On November 4, 2021, we reorganized our oncology business into a new private company called Beyond Cancer. Our preclinical oncology team and the exclusive right to the intellectual property portfolio utilizing UNO for the treatment of solid tumors now reside with Beyond Cancer. Beyond Air has 80% ownership in Beyond Cancer.

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

We submitted a PMA supplement to the FDA in November 2023 for the expansion of the label to include certain cardiac surgeries and we expect to receive CE mark under the Medical Device Regulation (“MDR”) in the EU during the second half of calendar 2024. According to the most recent year-end report from Mallinckrodt Pharmaceuticals (“Mallinckrodt”), sales of NO were $303.2 million in 2023 (down from $339.7 million in 2022) for the United States, Canada, Japan, Mexico and Australia, with >90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the addressable U.S. market for LungFit® PH to be approximately $350 million and worldwide to be approximately $700 million. We initiated the first phase of our commercial launch (the limited launch phase to introduce Lungfit PH and Beyond Air to hospitals) in July 2022, and entered into phase 2 (to target initial market share gains in certain geographies) with an expanded commercial presence during the spring of 2023 in the U.S. and will continue to work towards a potential launch in the EU and globally in 2024 and beyond. We anticipate entering the final phase of our launch process in calendar 2025 where we intend to equip our commercial organization to become the market leader in the U.S. in a few years.

LungFit® PRO for the treatment of viral lung infections in hospitalized patients

Viral Community-Acquired Pneumonia (including COVID-19)

Viral pneumonia in adults is most commonly caused by rhinovirus, respiratory syncytial virus (“RSV”) and influenza virus. However, newly emerging viruses (including SARS-CoV-1, SARS-CoV-2, avian influenza A, and H1N1 viruses) have been identified as pathogens contributing to the overall burden of adult viral pneumonia. COVID-19 is an infectious disease caused by SARS-CoV-2, that resulted in a global pandemic, causing millions of hospitalizations and over 7 million deaths worldwide reported as of January 2024, according to the World Health Organization. Excluding the pandemic, there are approximately 350,000 annual viral pneumonia hospitalizations in the U.S., and up to 16 million annual viral pneumonia hospitalizations globally. For the broader annual viral pneumonia hospitalizations, we believe U.S. market potential to be greater than $1.5 billion and worldwide market potential to be greater than $3 billion.

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

Current estimates place the number of people with NTM infections in the U.S as high as 220,000. It is estimated that in Asia, the number of patients suffering from NTM surpasses what is seen in the U.S. There is one inhaled antibiotic approved for the treatment of refractory Mycobacterium avium complex (“MAC”). Current guideline-based approaches to treat NTM lung disease involve multi-drug regimens of antibiotics that may cause severe, long lasting side effects, and treatment can be longer than 18 months. Median survival for NTM MAC patients is approximately 13 years while median survival for patients with other variations of NTM is typically 4.6 years. The prevalence of human disease attributable to NTM has increased over the past two decades. In a clinical trial conducted between 2007 and 2016, researchers found that the prevalence of NTM in the U.S. is increasing at approximately 7.5% per year. M. abscessus treatment costs are estimated to be more than double that of MAC. A 2015 publication by co-authors from several U.S. government departments stated that cases in 2014 alone cost the U.S. healthcare system approximately $1.7 billion. For this indication, we believe U.S. sales potential to be greater than $1 billion and worldwide sales potential to be greater than $2.5 billion.

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

A Phase 1b trial protocol has been submitted to the Israeli Ministry of Health (IMOH) and upon regulatory approval, this trial will enroll up to 20 subjects with prior exposure to anti-PD-1 antibody that have either progressed, not achieved a response, or have prolonged stable disease ( 12 weeks) on single agent anti-PD-1 without radiographic evidence of continued tumor reduction. Subjects enrolled in the Phase 1b trial will be treated with the UNO + anti-PD-1 combination.

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

Work is currently being done by the University in a preclinical setting. We expect the program to progress into a phase 1 first-in-human clinical trial prior to the end of calendar year 2025.

Critical Accounting Estimates and Policies

A critical accounting policy and related estimates are both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our unaudited condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of June 30, 2024, have been taken into consideration in preparing the unaudited condensed consolidated financial statements. The preparation of unaudited consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	Contingent loss judgments and estimates,

●	Research and development expense recognition,

●	Stock-based compensation valuation and attribution

Results of Operations and Comprehensive Loss

Below are the results of operations for the three months ended June 30, 2024 and June 30, 2023:

(in thousands)

	For the Three Months Ended
	June 30,
	2024	2023

Revenues	$683	$59

Cost of revenues	(1,016)	(303)

Gross loss	(332)	(244)

Research and development	(6,009)	(4,695)
Selling, general and administrative	(7,239)	(10,936)
Operating expenses	(13,247)	(15,631)

Operating loss	(13,580)	(15,875)

Other income (loss)
Dividend /interest income and gains on marketable securities	361	409
Interest Expense	(964)	(158)
Change in fair value of warrant liability	219	324
Change in fair value of derivative liability	1,058	512
Foreign Exchange gain/loss	(146)	8
Estimated liability for contingent loss	-	(198)
Other income / (expense)	(2)	(77)
Total other income/(expense)	525	820

Benefit from income taxes	-	-

Net loss	$(13,055)	$(15,055)

Less: net loss attributable to non-controlling interest	(854)	(960)

Net loss attributable to Beyond Air, Inc. Stockholders	$(12,201)	$(14,095)

Foreign currency translation gain	103	25
Comprehensive loss attributable to Beyond Air, Inc.	$(12,098)	(14,070)
Net basic and diluted loss per share of common stock
attributable to Beyond Air, Inc.	$(0.27)	$(0.45)

Weighted average number of shares outstanding, basic and diluted	45,900,821	31,382,986

Comparison of Three Months Ended June 30, 2024 with the Three Months Ended June 30, 2023

Revenues and Cost of Revenues

$0.7 million and $0.1 million revenue was recognized for the three months ended June 30, 2024 and June 30, 2023, respectively. Cost of revenue of $1.0 million and gross losses of $0.3 million were recognized for the three months ended June 30, 2024, compared to cost of revenue of $0.3 million and gross losses of $0.2 million for the three months ended June 30, 2023. The increase in revenue was due to the commercial product launch at the end of June 2022. Cost of revenue exceeded revenue primarily driven by costs of supply chain infrastructure required to grow revenue in future periods and depreciation of Lung Fit devices built to be able to capture future revenue.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2024 were $6.0 million as compared to $4.7 million for the three months ended June 30, 2023. The increase of $1.3 million was attributed primarily to an increase in development costs in Beyond Air ($1.1 million) and Autism ($0.1 million), an increase in salaries $0.9 million ($0.3 million for Beyond Air and $0.6 million for Beyond Cancer), offset by a decrease in stock compensation costs $0.6 million ($0.4 million in Beyond Air and $0.2 million in Beyond Cancer) and a decrease in development costs in Cancer research ($0.3 million).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 and June 30, 2023 were $7.2 million and $10.9 million, respectively. The decrease of $3.7 million was attributed primarily to a decrease in stock-based compensation $2.2 million ($1.2 million in Beyond Air and $1.0 million in Beyond Cancer), salaries $0.4 million (Beyond Air $0.8 million offset by an increase in Beyond Cancer $0.4 million), professional fees ($0.7 million) rent ($0.2 million), and travel expenses ($0.1 million).

Other Income/Expense

Other income for the three months ended June 30, 2024, and June 30, 2023 was income of $0.5 million and income of $0.8 million, respectively. The $0.3 million decrease in income is mainly due to increased interest payable ($0.8 million), increased foreign exchange loss ($0.1 million), a change in fair value of warrant liability ($0.1 million), offset by a change in the derivative liability of $0.5 million on the Loan and Security Agreement (as defined below) and a reduction in contingent losses ($0.2m).

Net Loss Attributable to Non-controlling Interest

Net loss attributed to non-controlling interest for the three months ended June 30, 2024, was $0.9 million, compared to $1.0 million for the three months ended June 30, 2023. Non-controlling interests represent 20% of the net loss of our Beyond Cancer majority-owned affiliate and the increase in net loss is reflective of the increase in spend in Beyond Cancer versus the prior year.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders for the three months ended June 30, 2024, was $12.2 million or a loss of $0.27 per share, basic and diluted. Our net loss attributed to common stockholders for the three months ended June 30, 2023 was $14.1 million or a loss of $0.45 per share, basic and diluted.

Liquidity and Capital Resources

Cash Flows

Below is a summary of the Company’s cash flows activities for the three months ended June 30, 2024 and June 30, 2023:

	Three Months Ended
	June 30,
(in thousands)	2024	2023

Net cash provided by (used in):
Operating activities	$(10,180)	$(17,153)
Investing activities	3,114	(9,653)
Financing activities	(264)	(21,567)
Effect of exchange rate changes on cash and cash equivalents	111	40
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,218)	$(5,199)

Operating Activities

For the three months ended June 30, 2024, the net cash used in operating activities was $10.2 million which was primarily due to the Company’s net loss before adjustment for non-cash items of $13.1 million and stock compensation costs of $3.4 million.

For the three months ended June 30, 2023, the net cash used in operating activities was $17.2 million which was primarily due to the Company’s net loss adjusted for non-cash items of $9.4 million, and a decrease of $7.2 million due to a one-time payment of $7.6 million attributable to the resolution of Empery Asset Master, Ltd. Et AL, vs AIT Therapeutics Inc.

Investing Activities

For the three months ended June 30, 2024, net cash provided by investing activities was $3.1 million which was mainly attributable to a net redemption of investments in marketable securities of $5.8 million and for the purchase of property and equipment of $2.7 million. For the three months ended June 30, 2023, net cash used in investing activities was $9.7 million, which was mainly attributable to an increase in investments in marketable securities of $9.7 million and for the purchase of property and equipment of $0.8 million.

Financing Activities

Net cash used by financing activities for the three months ended June 30, 2024 was $0.3 million, which were wholly comprised of loan repayments. Net cash provided by financing activities for the three months ended June 30, 2023 was $21.6 million, mainly from the Loan and Security Agreement of which the net proceeds were $15.8 million, and the issuance of common stock in connection with the ATM of $6.0 million partially offset by $0.3 million from the payment of short-term loans.

Future Funding Requirements

We have generated revenue of $1.9 million from the sale of products to date. We had an operating cash flow decrease of $7.2 million for the three months ended June 30, 2024 and we have experienced an accumulated loss of $252 million since inception through June 30, 2024. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $21.4 million ($13.2 million excluding Beyond Cancer) and $0.2 million in restricted cash.

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

On May 25, 2021, the Company and Circassia Limited and its affiliates (collectively “Circassia”) entered into a settlement agreement (“the Settlement Agreement”) resolving all claims by and between the parties and mutually terminating the agreement with Circassia disclosed in Note 8 above. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments. The first payment of $2.5 million was triggered upon FDA approval for the LungFit® PH (fixing the Initial Payment Due Date at July 28, 2022). Thereafter, the Company is to pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. $4.5 million is included in accrued liabilities at June 30, 2024 and will be paid in the second fiscal quarter of 2025.

On February 4, 2022, we entered into an At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co, Inc. (the “2022 ATM”). Under the 2022 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50.0 million, from time to time and at various prices. If shares of our common stock are sold, there is a 3% fee paid to the sales agent. As of June 30, 2024, there was a balance of $32.9 million available under the 2022 ATM.

On June 15, 2023 (the “Closing Date”), the Company and its wholly owned subsidiary, Beyond Air Ltd. entered into a Loan and Security Agreement (the “LSA”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). Also on June 15, 2023, the Company entered into a Supplement to the LSA (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders for senior secured term loans in an aggregate principal amount of up to $40.0 million, with (i) $17.5 million advanced on the Closing Date, (ii) up to $10.0 million between April 1, 2024 and September 30, 2024, subject to our achieving revenue milestones, and (iii) up to $12.5 million after April 1, 2024, subject to mutual agreement. The loans are due and payable on June 1, 2027. The loan principal is repayable beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months. The loans bear interest at a rate per annum equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. A final payment fee of 3.50% of the principal amount of the first two tranches under the Loan Agreement and an additional final payment of $0.8 million is also due upon repayment of the principal.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2024, there were no changes made to our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2024 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2024 in connection with our amendment of the Loan Agreement with the Agent and Lenders, the Company issued to each of Avenue and Avenue 2 warrants to purchase up to 40,000 and 60,000 shares, respectively, of common stock. The Warrants expire on June 30, 2029 and have an exercise price per share of $1.28, subject to further adjustments in accordance with the terms of the warrants. The warrants and the shares of common stock issuable upon exercise thereof were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as transactions not involving a public offering, as well as similar exemptions under applicable state securities laws.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., dated January 9, 2017, filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated June 25, 2019, filed as Exhibit 3.3 to our Annual Report on Form 10-K, as filed with the SEC on June 28, 2019, and incorporated herein by reference.

3.4	Amended and Restated Bylaws of AIT Therapeutics, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.2	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 10.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.3	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017, and incorporated herein by reference.

4.4	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on February 22, 2018, and incorporated herein by reference.

4.5	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

4.6	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of June 15, 2023, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

4.7	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of June 15, 2023, filed as Exhibit 4.2 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

4.8	Form of Common Stock Purchase Warrant, by and between Beyond Air, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on March 22, 2024 and incorporated herein by reference.

4.9	Form of Common Stock Purchase Warrant, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of June 21, 2024, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on June 27, 2024 and incorporated herein by reference.

4.10	Form of Common Stock Purchase Warrant, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of June 21, 2024, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on June 27, 2024 and incorporated herein by reference.

10.1	Loan and Security Agreement, by and among Beyond Air, Inc., Beyond Air Ltd., Avenue Capital Management II, L.P., as Agent, and the Lenders party thereto, dated as of June 15, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

10.2	Supplement to the Loan and Security Agreement, by and among Beyond Air, Inc., Avenue Capital Management II, L.P., as Agent, and the Lenders party thereto, dated as of June 15, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

10.3	First Amendment to Loan Documents, by and among Beyond Air, Inc., Beyond Air Ltd., Avenue Capital Management II, L.P., as Agent, and the Lenders party thereto, dated as of June 21, 2024, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 27, 2024 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEYOND AIR, INC.

/s/ Steven Lisi
Date: August 6, 2024	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Larson
Date: August 6, 2024	Douglas Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)

