Form 10-Q
period 2024-09-30
Beyond Air, Inc.
filed 2024-11-12
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, there were 72,187,636 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,447	$11,378
Marketable securities	-	23,090
Restricted cash	230	230
Accounts receivable	556	319
Inventory, net	2,527	2,127
Other current assets and prepaid expenses	6,275	6,792
Total current assets	38,036	43,936
Licensed right to use technology	1,325	1,427
Right-of-use lease assets	1,897	2,121
Property and equipment, net	11,648	9,364
Other assets	105	113
TOTAL ASSETS	$53,010	$56,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,490	$1,948
Accrued expenses and other current liabilities	4,470	8,402
Operating lease liability, current portion	381	418
Loans payable, current portion	258	800
Total current liabilities	6,599	11,567

Operating lease liability, net	1,690	1,898
Long-term debt, net	10,940	14,721
Long term liability, related party	4,427	-
Warrant Liability	60	275
Derivative liability	-	1,314
Total liabilities	23,716	29,775

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 100,000,000 shares authorized, 72,187,636 and 45,900,821 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	7	5
Treasury stock	(25)	(25)
Additional paid-in capital	293,391	264,780
Accumulated deficit	(265,255)	(239,697)
Accumulated other comprehensive income (loss)	9	(15)
Total stockholders’ equity attributable to Beyond Air, Inc	28,127	25,048
Non-controlling interest	1,167	2,138
Total equity	29,294	27,186
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,010	$56,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$798	$239	$1,481	$298

Cost of revenues	1,882	432	2,897	735

Gross loss	(1,084)	(193)	(1,416)	(437)

Operating expenses:

Research and development	(4,585)	(7,130)	(10,594)	(11,826)
Selling, general and administrative	(7,163)	(10,211)	(14,402)	(21,147)
Total Operating expenses	(11,748)	(17,342)	(24,995)	(32,972)

Loss from Operations	(12,833)	(17,535)	(26,412)	(33,410)

Other income (expense)
Dividend/interest income	150	641	511	1,050
Interest and finance expense	(927)	(914)	(1,891)	(1,072)
Change in fair value of warrant liability	(4)	324	214	647
Change in fair value of derivative liability	256	500	1,314	1,012
Foreign exchange gain/ (loss)	74	(42)	(72)	(34)
Loss on extinguishment of debt	(624)	-	(624)	-
Loss on disposal of fixed assets	(171)	-	(171)	-
Estimated liability for contingent loss	-	(400)	-	(598)
Other income / (expense)	49	-	48	(77)
Total other income/ (expense)	(1,196)	109	(671)	929

Net loss before income taxes	$(14,029)	$(17,426)	$(27,083)	$(32,481)

Provision for income taxes	-	-	-	-

Net loss	$(14,029)	$(17,426)	$(27,083)	$(32,481)

Less : net loss attributable to non-controlling interest	(671)	(1,205)	(1,525)	(2,165)

Net loss attributable to Beyond Air, Inc.	(13,358)	(16,220)	(25,559)	(30,315)

Foreign currency translation loss	(79)	(35)	24	(9)
Comprehensive loss attributable to Beyond Air, Inc.	$(13,438)	$(16,255)	$(25,535)	$(30,325)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.28)	$(0.51)	$(0.55)	$(0.96)

Weighted average number of shares, outstanding, basic and diluted	47,118,535	31,800,492	46,513,005	31,592,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive (loss)	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2024	45,900,821	$5	$(25)	$264,780	$(239,697)	$(15)	$2,138	$27,186
Issuance of common stock warrants	-	-	-	86	-	-	-	86
Stock-based compensation	-	-	-	3,093	-	-	285	3,379
Other comprehensive income	-	-	-	-	-	103	-	103
Net loss	-	-	-	-	(12,201)	-	(854)	(13,055)
Balance as of June 30, 2024	45,900,821	$5	$(25)	$267,960	$(251,898)	$88	$1,570	$17,699

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	loss	Interest	Equity
Balance as of July 1, 2024	45,900,821	$5	$(25)	$267,960	$(251,898)	$88	$1,570	$17,699
Sale of common stock and pre-funded warrants	24,999,999	2	-	18,856	-	-	-	18,858
Issuance of warrants through September 2024 debt agreement				3,073				3,073
At the market equity offering stock issuance of common stock, net	1,286,816	-	-	642	-	-	-	642
Stock-based compensation	-	-	-	2,862	-	-	268	3,129
Other comprehensive loss	-	-	-	-	-	(79)	-	(79)
Net loss	-	-	-	-	(13,358)	-	(671)	(14,029)
Balance as of September 30, 2024	72,187,636	$7	$(25)	$293,391	$(265,255)	$9	$1,167	$29,294

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Six Months Ended
	September 30,
	2024	2023

Cash flows from operating activities
Net loss	$(27,083)	$(32,481)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,468	682
Amortization of licensed right to use technology	102	102
Stock-based compensation	6,508	12,575
Amortization of debt discount	778	413
Change in fair value of warrant liability	(214)	(647)
Change in fair value of derivative liability	(1,314)	(1,012)
Amortization of operating lease assets	206	175
Foreign currency adjustments	-	1
Loss on extinguishment of debt	624
Loss on termination of right of use asset	49	-
Write-off of assets no longer used	171	-
Unrealized gain/(loss) in marketable securities	(9)	105
Provision for inventory losses	333	61
Changes in:
Grant receivable	-	420
Inventory	(732)	(505)
Accounts receivable	(237)	(205)
Other current assets and prepaid expenses	516	367
Accounts payable	(517)	1,277
Accrued expenses	(3,932)	(12,605)
Operating lease liabilities	(246)	(194)
Net cash used in operating activities	$(23,528)	$(31,472)

Cash flows from investing activities
Purchase of marketable securities	(18,481)	(55,213)
Proceeds from sale of marketable securities	41,581	46,269
Issue of/return of security deposits	10	-
Purchase of property and equipment	(3,848)	(2,477)
Net cash provided by and (used in) investing activities	$19,261	$(11,421)

Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings	642	6,501
Issuance of common stock warrants	86	-
Issuance of common stock and pre-funded warrants through securities purchase agreement II	18,858	217
Proceeds from loan	7,500	15,817
Payment of loan	(5,726)	(500)
Net cash provided by financing activities	$21,360	$22,036

Effect of exchange rate changes on cash and cash equivalents	(23)	(19)

Increase/(Decrease) in cash, cash equivalents and restricted cash	$17,069	$(20,876)
Cash, cash equivalents and restricted cash at beginning of period	11,608	39,287
Cash, cash equivalents and restricted cash at end of period	$28,677	$18,410
Supplemental disclosure of non-cash investing and financing activities
Debt discount	$853	$4,541
End of term loan liability	$(138)	$(613)
Warrant liability	$(214)	$(885)
Derivative liability	$(1,314)	$(1,361)
Right-of-use assets	$(309)	$-
Operating lease liability	$(309)	$-
Cash receivable as part of Securities Purchase Agreement II	$370	$-

Supplemental disclosure of cash flow items:
Interest paid	$1,110	$369
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2024 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 (the “2024 Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2024. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the 2024 Annual Report on Form 10-K.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Of the restricted cash originally recorded in the unaudited condensed consolidated statement of cash flows for the three months ended September 30, 2023, $2.5 million has been reclassified and is now recorded in prepaid assets. These reclassifications had no effect on the reported results of operations.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Liquidity and Other Uncertainties

The Company used cash in operating activities of $23.5 million for the six months ended September 30, 2024, and has accumulated losses attributable to the stockholders of Beyond Air of $265.3 million. The Company had cash, cash equivalents and marketable securities of $28.7 million as of September 30, 2024. Management believes these factors raise substantial doubt about the Company’s ability to meet its obligations with cash on hand, however, management believes this doubt is alleviated through plans for increased revenues and decreased expenditures, many of which have already been implemented, enabling increased cash flows. The company has recently signed agreements with TrillaMed (providing access to Department of Defense and Veterans Affairs hospitals), Healthcare Links (expanding access to group purchasing organizations and integrated delivery networks) and Business Asia Consultants (accelerating global expansion) which will drive increased revenues. The company has implemented a capital conservation strategy, reducing our back office footprint, reducing staffing levels by over 30% across the company, placing our VCAP study on hold pending future funding and adjusting our production forecasts.  The Company expects an immediate benefit from these actions.

Management is confident that the efforts it has implemented to increase revenues and decrease expenditures, while not assured, will enable the Company to meet its obligations.

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

On September 27, 2024, Beyond Air entered into a binding term sheet for a secured loan with certain lenders including its Chief Executive Officer Steven Lisi and director Robert Carey. The Term Sheet was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The Term Sheet provides for the following expected terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum which shall be payable in kind through July 2026; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; and (v) the Company shall issue the lenders warrants to purchase shares of the Company’s common stock at an exercise price of $0.3793 per share, in an aggregate amount equal to the quotient of the principal divided by the exercise price. The Company finalized this loan and security agreement on November 1, 2024. (See Note 14)

On September 26, 2024, the Company, entered into a securities purchase agreement (the “Securities Purchase Agreement II”) with certain institutional and accredited investors, including certain directors and officers of the Company. Pursuant to the purchase agreement, the Company sold to the investors in a private placement offering, an aggregate of 24,999,999 shares of Common Stock”, at a purchase price of $0.5043 per Share, (ii) pre-funded warrants to purchase up to 15,848,712 shares of common stock at a purchase price of $0.5042 per pre-funded warrant and (iii) warrants to purchase up to 40,848,711 shares of common stock, for aggregate for gross proceeds of $20.6 million (which includes $2.0 million from related parties). Each share and each pre-funded warrant was sold with an accompanying common warrant to purchase one share of common stock. The pre-funded warrants have an exercise price of $0.0001 per share, and the common warrants have an exercise price of $0.3793 per share. Members of the Board of Directors and certain executives of the Company are considered related parties to this offering. The offering closed on September 30, 2024. The Company received net proceeds of $18.9 million after deductions for placement agent commissions and other offering costs of $1.4 million and $0.3 million, respectively. (See Note 4)

In addition, Beyond Air and Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P. (“collectively, Avenue Capital”) reached an agreement to extinguish the Avenue Capital senior secured term loan for a one-time payment of $17.85 million. This agreement eliminates the debt and interest payments that would have been made to Avenue Capital from October 1, 2024 through June 30, 2026 of $12.0 million. In connection with this agreement $5.0 million was paid on September 27, 2024 in partial settlement. The Company remeasured the fair value of the derivative liability to $0 at September 30, 2024 as Avenue Capital did not exercise the conversion right related to the loan agreement prior to the extinguishment of the loan agreement and the conversion price exceeded the fair market value of the underlying securities. The final $12.85 million was paid on October 4, 2024. Avenue Capital invested $3.35 million in the securities purchase agreement II at the same terms and conditions as all other investors. (See Note 14)

With respect to Beyond Cancer, discussions are underway with investment banks to raise capital based on their most recent top line data from the phase 1a, first-in-human trial which was successful in the first 6 patients with no dose limiting toxicities at the first dose. A combination study with anti-PD1 therapy is expected to begin before the end of calendar 2024 if the company is successful in raising capital.

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

Fair Value Measurements

As of September 30, 2024 and March 31, 2024, the Company’s financial instruments included restricted cash, marketable securities, accounts payable, long-term debt and liability classified warrants. In addition, as of March 31, 2024, the Company’s financial instruments also included derivative liabilities. The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash and marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings and is in Level 3 of the fair value hierarchy. The liability classified warrants and derivative liabilities are each recorded at their fair value and are Level 3 of the fair value hierarchy.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts as of September 30, 2024 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Corporate debt securities	$-	$-	$-	$-
Government securities	-	-	-	-
Mutual funds	-	-	-	-
Total assets measured and recorded at fair value	$-	$-	$-	$-

Liabilities:
Warrant liability	$60	$-	$-	$60
Derivative liability	-	-	-	-
Total liabilities measured and recorded at fair value	$60	$-	$-	$60

The fair value amounts as of March 31, 2024 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Corporate debt securities	$-	$-	$-	$-
Government securities	16,388	16,388	-	-
Mutual funds	6,702	6,702	-	-
Total assets measured and recorded at fair value	$23,090	$23,090	$-	$-

Liabilities:
Warrant liability	$275	$-	$-	$275
Derivative liability	1,314	-	-	1,314
Total liabilities measured and recorded at fair value	$1,589	$-	$-	$1,589

Level 3 Valuation

The common stock warrants issued in connection with the Loan and Security Agreement in June 2023 (Note 11) are recorded as a warrant liability within the unaudited condensed consolidated balance sheet as of September 30, 2024 as the warrants contain certain settlement features that are not indexed to the Company’s own stock. In addition, the conversion feature embedded within the long term debt required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and recorded as a derivative liability. The warrants and derivative liability are remeasured each reporting period with the change in fair value recorded to other income (expense) in the condensed consolidated statement of operations and comprehensive loss until the warrants and derivative are exercised, expired, reclassified or otherwise settled. The significant assumptions used in valuing the warrants and derivative were as follows:

At September 30, 2024	Warrants	Derivative
Expected term (in years)	3.75	-
Volatility	90%	-
Risk-free rate	3.58%	-

At March 31, 2024	Warrants	Derivative
Expected term (in years)	4.25	3.25
Volatility	88%	86%
Risk-free rate	4.09%	4.38%

The bifurcated derivative liability was revalued to zero at September 30, 2024 as the conversion feature has a 30% premium to the latest price per round, and was known/knowable at September 30, 2024 to not be exercised by the Lenders by October 4, 2024 due to the conversion price exceeding the fair market value of the underlying securities. Accordingly, there was $0 fair value to the conversion feature derivative as of September 30, 2024.

On September 27, 2024, the company received $7.5 million as an advance payment on a loan and security agreement (See Note 14). As part of the loan and security agreement, the company issued warrants to the lenders (See Note 13).

At September 30, 2024	Warrants
Expected term (in years)	5
Volatility	93.41%
Risk-free rate	3.58%

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants and derivatives for the six months ended September 30, 2024 (in thousands):

	Warrants	Derivative
Balance at March 31, 2024	$275	$1,314
Issuances	-	-
Change in fair value	(214)	(1,314)
Balance at September 30, 2024	$60	$-

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

As of September 30, 2024 and March 31, 2024, restricted cash included approximately $0.2 million and $0.2 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, A$250,000 in Australia, $25,000 in Bermuda, €100,000 in Ireland and €100,000 in Cyprus. There is currently no official federal depository insurance in Israel. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of September 30, 2024, the Company had greater than $250,000 at United States financial institutions, less than A$250,000 at Australian financial institutions, greater than €100,000 at Irish financial institutions and also has funds on deposit in Israel.

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type and restricted cash as shown on the Company’s condensed consolidated statements of cash flows for:

(in thousands)	September 30, 2024	March 31, 2024
Cash and cash equivalents	$28,447	$11,378
Restricted cash	230	230
Total cash, cash equivalents and restricted cash	$28,677	$11,608
Marketable securities:
Marketable debt securities
Corporate debt securities	$-	$-
U.S. government securities	-	16,388
Mutual fund (ultra-short-term income)	-	6,702
Total marketable securities	$-	$23,090

Total cash, cash equivalents, marketable securities and restricted cash	$28,677	$34,698

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of September 30, 2024, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains
Corporate debt securities	$-	$-
U.S. government securities	-	-
Mutual fund (ultra-short-term income)	-	-
Total short-term marketable securities	$-	$-

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

Segment Reporting

Commencing with the creation of Beyond Cancer in November 2021, the Company’s operations became classified into two segments, Beyond Air and Beyond Cancer. Each segment has its own management team, board of directors, corporate officers and legal entities. As of September 30, 2024, Beyond Air, Inc. owns 80% of the common stock of Beyond Cancer. The segment reporting is based on the manner in which the Company’s CEO as chief operating decision maker assesses performance and allocates resources across the organization. The Beyond Air segment includes unallocated corporate expenses associated with the public company fees as well as all corporate related assets and liabilities.

The following table summarizes segment financial information by business segment as of September 30, 2024:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents, marketable securities and certain restricted cash	$22,852	$5,825	$28,677
All other assets	23,788	544	24,332
Total assets	$46,640	$6,370	$53,010
Total liabilities	$(23,164)	$(552)	$(23,716)
Net assets	$23,475	$5,819	$29,294
Non-controlling interests	$-	$1,167	$1,167

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table summarizes segment financial information by business segment at March 31, 2024:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents, marketable securities and certain restricted cash	$23,591	$10,877	$34,468
All other assets	21,747	746	22,493
Total assets	$45,338	$11,623	$56,961
Total liabilities	$(28,810)	$(965)	$(29,775)
Net assets	$16,528	$10,658	$27,186
Non-controlling interests	$-	$2,138	$2,138

The following table summarizes segment financial performance by business segment for the six months ended September 30, 2024:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$1,481	$-	$1,481
Net loss for the six months ended September 30, 2024	$(19,460)	$(7,623)	$(27,083)

The following table summarizes segment financial performance by business segment for the three months ended September 30, 2024:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$798	$-	$798
Net loss for the three months ended September 30, 2024	$(10,683)	$(3,346)	$(14,029)

The following table summarizes segment financial performance by business segment for the six months ended September 30, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total

Revenue	$298	$-	$298
Net loss for the six months ended September 30, 2023	$(21,654)	$(10,827)	$(32,481)

The following table summarizes segment financial performance by business segment for the three months ended September 30, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$239	$-	$-
Net loss for the three months ended September 30, 2023	$(11,398)	$(6,027)	$(17,426)

Research and Development

Research and development expenses are charged to the unaudited condensed consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. In the six months ended September 30, 2024 and September 30, 2023, the Company did not receive any AU Tax Rebates.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Supplier Concentration

The Company relies on third-party suppliers to provide materials for its devices and consumables.

In the three months ended September 30, 2024, the Company purchased approximately 86% of its materials from two third-party vendors, with these vendors representing 76% and 10%, respectively. In the three months ended September 30, 2023, the Company purchased approximately 88% of its materials from two third-party vendors, with these vendors representing 80% and 8%, respectively.

In the six months ended September 30, 2024, the Company purchased approximately 90% of its materials from two third-party vendors, with these vendors representing 84% and 6%, respectively. In the six months ended September 30, 2023, the Company purchased approximately 86% of its materials from two third-party vendors, with these vendors representing 73% and 13%, respectively.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of September 30, 2024 and March 31, 2024 in accordance with ASC 842, Leases. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	September 30, 2024	March 31, 2024

Clinical and medical equipment	$2,008	$2,174
Equipment deployable as part of a service offering	12,074	8,208
Computer equipment	871	860
Furniture and fixtures	526	534
Leasehold improvements	518	612
	15,997	12,388
Accumulated depreciation	(4,349)	(3,024)
	$11,648	$9,364

Depreciation and amortization for the three months ended September 30, 2024 and September 30, 2023 was $0.8 million and $0.4 million, respectively.

Depreciation and amortization for the six months ended September 30, 2024 and September 30, 2023 was $1.5 million and $0.7 million, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY

On February 4, 2022, the Company entered into an At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc (the “2022 ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the 2022 ATM. If shares of the Company’s common stock are sold, there is a 3% fee paid to the sales agent. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by us under a Form S-3 registration statement, including pursuant to the 2022 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As of September 30, 2024, due to the SEC’s “baby shelf rules,” we were permitted to sell up to $10.5 million of shares of common stock pursuant to the 2022 ATM. We will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million.

During the six months ended September 30, 2024, the Company received net proceeds of $0.6 million from the sale of 1,286,816 shares of common stock through the 2022 ATM. During the six months ended September 30, 2023, the Company received net proceeds of $6.5 million from the sale of 1,191,349 shares of common stock.

On September 26, 2024, the Company, entered into the Securities Purchase Agreement II with certain institutional and accredited investors, which included certain directors and officers of the Company, pursuant to which the Company sold, in a private placement offering, an aggregate of (i) 24,999,999 shares of common stock (ii) 15,848,712 pre-funded stock purchase warrants, (the “Pre-funded Warrants”) to purchase up to 15,848,712 shares of common stock and (iii) 40,848,711 stock purchase warrants (the “Common Warrants” and together with the Pre-funded Warrants, the “Warrants”) to purchase up to 40,848,711 shares of common stock. The Common warrants are not exercisable until the company obtains shareholder approval at an annual or special meeting of its stockholders to increase the number of authorized shares of common stock. Each common share and accompanying Common Warrant were sold together at a combined offering price of $0.5043, and each Pre-Funded Warrant and accompanying Common Warrant were sold together at a combined offering price of $0.5042 for gross proceeds of $20.6 million (which includes $2.0 million from related parties). Members of the Board of Directors and certain executives of the Company are considered related parties to this offering. The Pre-Funded Warrants have an exercise price of $0.0001 per share, and the Common Warrants have an exercise price of $0.3793 per share. The private placement offering closed on September 30, 2024 (the “Closing Date”). The Company received total net proceeds of $18.9 million after deductions for placement agent commissions and other offering costs of $1.4 million and $0.3 million, respectively by September 30, 2024 and received a further $0.4 million on October 1, 2024.

Pursuant to the Securities Purchase Agreement II, the Company has agreed to use its best efforts to convene an annual or special meeting of its stockholders within 180 days following the Closing Date. At the meeting, the Company’s board of directors will recommend stockholders approve: (i) increasing the number of authorized shares of common stock to ensure the availability of sufficient shares for the full issuance of shares of common stock issuable upon exercise of the outstanding Warrants (the “Authorized Share Proposal”) and (ii) allowing for the exercise price of the Common Warrants to be adjusted in accordance with the terms of the Common Warrants pursuant to the rules and regulations of the Nasdaq Stock Market (the “Warrant Proposal”). The Company will actively solicit proxies from stockholders in support of these proposals, and management-appointed proxyholders will vote their proxies in favor of the proposals. If stockholder approval is not obtained at the initial meeting, the Company will continue to use its best efforts to hold additional meetings every 180 days thereafter to seek stockholders’ approval, until either the approval is obtained or the Common Warrants are no longer outstanding. These warrants cannot be exercised until stockholders approval is obtained.

The Pre-funded Warrants are exercisable on or after the date on which the Company obtains stockholder approval of the Authorized Share Proposal (the “Initial Exercise Date”) and shall expire when exercised in full. The Common warrants are not exercisable until the company obtains shareholder approval at an annual or special meeting of its stockholders to increase the number of authorized shares of common stock. The Common Warrants are exercisable on or after the Initial Exercise Date (upon shareholder approval) and will have a term that expires five years following the Initial Exercise Date. Both the Pre-funded Warrants and Common Warrants are exercisable on a cashless basis in the event that, at the time of exercise, there is not an effective registration statement for the resale of the shares underlying the Pre-funded Warrants or Common Warrants, as applicable. The respective Pre-funded Warrants or Common Warrants may not be exercised to the extent such exercise would cause the holder to beneficially own more than 4.99% or 9.99% of the Company’s issued and outstanding common stock. The exercise price of the Warrants is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events and also upon any distributions of assets, including cash, stock or other property to our stockholders. Subject to certain exemptions outlined in the Common Warrant, if at any time while the Common Warrants are outstanding, the Company issues or sells, or is deemed to have issued or sold, shares of common stock at an effective price per share less than the exercise price of the Common Warrants then in effect, the exercise price of the Common Warrant shall be reduced in accordance with a weighted average formula. The Common Warrant provides that if the Warrant Proposal has not been approved by 180 days after the Closing Date, the Company will be obligated to pay liquidated damages to the holders.

On March 20, 2024, the Company, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors, including certain directors and officers of the Company pursuant to which the Company sold, in a registered direct offering, an aggregate of (i) 9,638,556 shares of common stock and (ii) 9,638,556 common stock purchase warrants to purchase up to 9,638,556 shares of common stock for gross proceeds of $16 million (which includes $1.2 million from related parties). Members of the Board of Directors and certain executives of the Company are considered related parties to this offering. These warrants contain a call provision which can be exercised if the Company reports $4.5 million of net sales in the quarter ending March 31, 2025. The combined offering price per share and accompanying common stock warrant is $1.66. Subject to certain ownership limitations, each common stock warrant is immediately exercisable upon issuance at an exercise price of $2.25 per share and expires three years from the date of issuance. The offering closed on March 22, 2024. The Company received net proceeds of $14.6 million after deductions for placement agent commissions and other offering costs of $1.1 million and $0.3 million, respectively.

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

Stock Option Plans

The Company’s Sixth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. On January 10, 2024, the Company’s Board of Directors approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 3,000,000, which was approved by the Company’s stockholders at the 2024 annual stockholder meeting on March 8, 2024. The 2013 BA Plan has 13,600,000 shares authorized for issuance. As of September 30, 2024, 653,729 shares were available under the 2013 BA Plan.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the six months ended September 30, 2024 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2024	618,900	$6.98
Granted	-	-
Vested	-	-
Forfeited	(6,800)	13.29
Unvested as of September 30, 2024	612,100	$6.91

Stock-based compensation expense related to these stock issuances for the three months ended September 30, 2024 and September 30, 2023 was $0.3 million and $0.7 million respectively.

Stock-based compensation expense related to these stock issuances for the six months ended September 30, 2024 and September 30, 2023 was $0.6 million and $1.5 million respectively. The unrecognized compensation cost is $1.3 million and the weighted average remaining service period is 1.4 years.

A summary of the change in options for the six months ended September 30, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of April 1, 2024	11,283,469	$4.45	8.0	$760
Granted	152,500	1.23	-	-
Exercised	-	-	-	-
Forfeited	(375,496)	4.66	-	-
Outstanding as of September 30, 2024	11,060,473	$4.37	7.5	$-
Exercisable as of September 30, 2024	4,750,348	$-	5.6	$-

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer’s common shares. The vesting terms of the options issued under the 2021 BC Plan are generally four years and they expire ten years from the grant date. On November 3, 2022, the Company’s Board of Directors approved an amendment to reserve for issuance an additional 2,000,000 shares of common stock. The 2021 BC Plan has 4,000,000 shares authorized for issuance. As of September 30, 2024, 359,000 common shares were available under the 2021 BC Plan.

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of April 1, 2024	3,819,000	$5.50	8.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(178,000)	5.50	-	-
Outstanding as of September 30, 2024	3,641,000	$5.50	7.7	$-
Exercisable as of September 30, 2024	1,354,000	$5.50	7.6	$-

As of September 30, 2024, the Company had unrecognized stock-based compensation expense in the 2013 BA Plan of approximately $7.0 million which was expected to be expensed over the weighted average remaining service period of 1.5 years.

As of September 30, 2024, the Company had unrecognized stock-based compensation expense in the 2021 BC Plan of approximately $5.8 million which is expected to be expensed over the weighted average remaining service period of 1.1 years.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The following was utilized to calculate the fair value of options on the date of grant:

	September 30, 2024	September 30, 2023
Risk-free interest rate	4.3 – 4.5%	4.3 – 4.5%
Expected volatility (Beyond Air)	81.4 – 88.5%	81.7 – 81.9%
Expected volatility (Beyond Cancer)	-	104.3 -106.2%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock units for the three and six months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$384	$1,379	$1,014	$2,585
General and administrative	2,745	5,081	5,495	9,990
Total stock-based compensation expense	$3,129	$6,460	$6,508	$12,575

Warrants

A summary of the Company’s outstanding warrants as of September 30, 2024 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

March 2020 loan	172,187	$7.26	$-	March 2025
NitricGen agreement	80,000	$6.90	-	January 2028
Avenue agreement	233,843	$0.38	-	June 2028
March 2024 raise	9,638,556	$2.25	-	March 2027
Avenue extension agreement	100,000	$1.28	-	June 2029
September 2024 equity offering	40,848,711	$0.38	-	September 2029
September 2024 debt instrument	15,159,504	$0.38	-	September 2029
Sub-total	66,232,801	$0.67	$-

Pre-funded warrants	15,848,712	$0.0001	-	September 2029
Total	82,081,513	$0.61	-

On September 30, 2024, warrants to purchase up to an aggregate of 40,848,711 of Company common stock were issued to with certain institutional and accredited investors, including certain directors and officers of the Company at an exercise price of $0.3793 per common stock warrant. The Common warrants are not exercisable until the company obtains shareholder approval at an annual or special meeting of its stockholders to increase the number of authorized shares of common stock. The warrant exercise price was calculated at the closing share price for September 26, 2024. No warrants were exercised in this period.

On September 30, 2024, warrants to purchase up to 15,848,712 of Company common stock were issued to with certain institutional and accredited investors, including certain directors and officers of the Company at an exercise price of $0.0001 per common stock warrant. The Common warrants are not exercisable until the company obtains shareholder approval at an annual or special meeting of its stockholders to increase the number of authorized shares of common stock. No warrants were exercised in this period.

On September 30, 2024, warrants to purchase up to an aggregate of 15,159,504 of Company common stock were issued as part of a secured loan with certain lenders including its Chief Executive Officer Steven Lisi and director Robert Carey (collectively, the “Lenders”) at an exercise price of $0.3793 per common stock warrant. The warrant exercise price was calculated at the closing share price for September 26, 2024. The Common warrants are not exercisable until the company obtains shareholder approval at an annual or special meeting of its stockholders to increase the number of authorized shares of common stock. No warrants were exercised in this period.

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

Upon completion of the Securities Purchase Agreement II and in accordance with their original terms, the 233,843 liability classified warrants issued to Avenue in connection with a convertible debt issuance had their re-priced exercise price of $1.66 per share repriced to $0.3793 per share. The previously issued warrants have been, and will continue to be, liability classified and remeasured at each reporting period until they are exercised, expire, reclassified or otherwise settled. The adjustment in the statement of operations for the exercise price has been recorded as a revaluation of warrants fair value.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of September 30, 2024 and March 31, 2024 is as follows (in thousands):

	September 30, 2024	March 31, 2024
Research and development	$71	$104
Insurance	349	886
Prepaid rents and tenant improvement	11	49
Demonstration materials	124	228
Value added tax receivable	78	229
Cash receivable as part of Securities Purchase Agreement II	370	-
Deposits to secure manufacturing materials	5,019	5,019
Other	253	277
Total	$6,275	$6,792

NOTE 6 ACCRUED EXPENSES

A summary of the accrued expenses as of September 30, 2024 and March 31, 2024 is as follows (in thousands):

	September 30, 2024	March 31, 2024
Research and development	$1,028	$965
Professional fees	1,985	466
Employee salaries and benefits	721	1,302
Contingent litigation and settlements (Note 10)	-	400
Circassia settlement – current portion (Note 8)	-	4,500
Deferred revenue	17	138
Goods received not invoiced	398	356
Other	321	275
Total short-term accrued expenses	$4,470	$8,402

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	September 30, 2024	September 30, 2023

Common stock warrants	82,081,513	694,363
Common stock options	11,060,473	8,128,026
Restricted shares	612,100	1,095,300
Loan and Security – conversion feature	-	392,465
Total	93,754,086	10,310,154

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

On May 25, 2021, the Company and Circassia entered into a settlement agreement (the “Settlement Agreement”) resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments. The first payment of $2.5 million was triggered upon FDA approval for the LungFit® PH (fixing the “Initial Payment Due Date”) at July 28, 2022. Thereafter, the Company is to pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6.0 million As of September 30, 2024 and March 31, 2024 $0.0 million and $4.5 million is included in accrued liabilities as $4.5 million was paid to Circassia as the final settlement payment in September 2024.

NOTE 9 GRANT COLLABORATION AGREEMENT

On February 10, 2021, the Company received a grant for up to $2.2 million from the CFF to advance the clinical development of high concentration NO for the treatment of NTM pulmonary disease, which disproportionally affects cystic fibrosis patients. Under the terms of the agreement, the funding will be allocated to the ongoing LungFit® GO NTM pilot clinical trial. The grant provides milestones based upon achieving performance steps and requirements under a development program. The grant provides for royalty payments to CFF upon the commercialization of any product developed under the grant program at a rate of 10% of net sales. The royalties are capped at four times the grant actually paid to the Company. A total of $1.9 million has been recognized as a reduction of R&D costs from this grant to date. Since the beginning of the pilot clinical trial, the Company has received milestone payments totaling $1.9 million. The trial is now successfully completed and no further payments are expected.

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

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $0.1 million upon the execution of the NitricGen Agreement, $0.1 million upon achieving the next milestone and $1.5 million in January 2023, six months after approval of the LungFit® by the FDA) and issued 100,000 warrants to purchase the Company’s common stock valued at $0.3 million upon executing the NitricGen Agreement. As of September 30, 2024 the remaining future milestone payments total $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement with an initial expiration date of December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides 12 months’ notice of intent not to renew. As of the date of this report, the Company has not provided such notice. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of September 30, 2024 was approximately $1.2 million with this supplier. This supplier holds $5.0 million of restricted cash to partially secure materials on the Company’s behalf recorded in other current assets and prepaid expenses.

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

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 LOANS

Loan and Security Agreement

On June 15, 2023 (the “Closing Date”), Beyond Air, Inc. and its wholly-owned subsidiary, Beyond Air Ltd., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”) and the Lenders. Also on June 15, 2023, the Company entered into a Supplement to the Loan and Security Agreement (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders. The Loan Agreement provides for senior secured term loans (the “Loans”) in an aggregate principal amount up to $40.0 million, with (i) $17.5 million advanced on the Closing Date (“Tranche 1”), (ii) up to $10.0 million which may be advanced upon the request of the Company between April 1, 2024 and September 30, 2024, subject to the Company having achieved total revenue derived from the sale of LungFit® PH (other than licensing revenue) (“Product Revenue”) for the three-month period prior to funding of not less than 85% of projected Product Revenue for such period (“Tranche 2”), and (iii) up to $12.5 million which may be advanced after April 1, 2024 (the “Discretionary Tranche”), subject to (a) the Agent and Lenders having received investment committee approval and (b) the Company and Lenders having mutually agreed to draw and fund, such amount. The Loans are due and payable on June 1, 2027 (the “Maturity Date”). The Loan principal is repayable in equal monthly installments beginning on January 1, 2025, with the possibility of deferring principal payments an additional 6 to 18 months contingent upon the Company’s achievement of at least $40.0 million of Product Revenue in the fiscal year ending March 31, 2025, provided the Company has fully drawn Tranche 2. The Loans bear interest at a rate per annum (subject to increase during an event of default) equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. The Company may, subject to certain parameters, voluntarily prepay the Loans, in whole or in part, at any time. If prepayment occurs on or before the one-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 3.00%; if prepayment occurs after the one-year anniversary of the Closing Date and on or before the two-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 2.00%; if prepayment occurs after the two-year anniversary and on or before the three-year anniversary of the Closing Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.50%; and if prepayment occurs after the three-year anniversary of the Closing Date and before the Maturity Date, the Company is required to pay a fee equal to the principal amount of the Loans prepaid multiplied by 1.00%. A final payment fee of 3.50% of the principal amount of the Tranche 1 and Tranche 2 Loans is also due upon the Maturity Date or any earlier date of prepayment (in the case of any partial prepayment, solely with respect to the principal amount being prepaid). The Loans are guaranteed by the Company’s subsidiaries, Beyond Air Ltd. and Beyond Air Ireland Limited, and certain of the Company’s future subsidiaries (collectively, the “Guarantors”). The Company’s obligations under the Loan Agreement and the guarantee of such obligations are secured by a pledge of substantially all of the Company’s assets and have been or will be secured by a pledge of substantially all of the assets of the Guarantors. For the six months ended September 30, 2024 and September 30 2023, the Company incurred and paid $0.6 million and $0.6 million respectively in interest on the loan.

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

On September 30, 2024, Beyond Air and Avenue Capital reached an agreement to extinguish the Avenue Capital senior secured term loan for a one-time payment of $17.85 million. This agreement eliminates the debt and interest payments that would have been made to Avenue Capital from October 1, 2024 through June 30, 2026 of $12.0 million. In connection with this agreement $5.0 million was paid on September 27, 2024 in partial settlement. The $5.0 million settlement is treated as a partial extinguishment of the loan agreement and therefore, proportionate amounts of unamortized discount and deferred financing costs were written off during the three months ended September 30, 2024, resulting in the company recording loss on extinguishment of debt of $0.6 million in the condensed consolidated statement of operations. The final $12.85 million was paid on October 4, 2024. (See Note 14)

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 LOANS (continued)

Maturity of Long-Term Loan (in thousands)	September 30,

2025	$-
2026	5,938
2027	6,562
2028
Total	$12,500

Components of Loan and Security Agreement

	September 30, 2024	March 31, 2024

Amount outstanding	$12,500	$17,500
Debt discount	(3,688)	(4,541)
Amortization of debt discount	1,378	1,149
Final payment liability	750	613
Total	$10,940	$14,721

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

The Company recognized $0.8 million and $0.2 million in LungFit® PH lease revenues for the three months ended September 30, 2024 and September 30, 2023, respectively, included revenues in the accompanying consolidated statements of operations. The Company received approximately $0.6 million and $0.1 million in cash associated with leases which the Company is the lessor for the three months ended September 30, 2024 and September 30,2023, respectively. The Company has recorded $0.1 million and $0 million in deferred revenue as of September 30, 2024 and September 30, 2023, respectively.

The Company recognized $1.5 million and $0.3 million in LungFit® PH lease revenues for the six months ended September 30, 2024 and September 30,2023, respectively, included revenues in the accompanying consolidated statements of operations. The Company received approximately $1.0 million and $0.1 million in cash associated with leases which the Company is the for lessor for the six months ended September 30, 2024 and September 30,2023, respectively. The Company has recorded $0.2 million and $0 million in deferred revenue as of September 30, 2024 and September 30, 2023, respectively.

BEYOND AIR, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – LEASE REVENUES (continued)

The following schedule presents the minimum future lease payments under the LungFit® PH lease arrangements that were in place as of September 30, 2024 (in thousands):

Future lease payments under the LungFit® PH lease arrangements (in thousands)	September 30

2025	$1,637
2026	2,477
2027	1,321
2028	236
Total	$5,671

The LungFit® PH devices are included in Property and Equipment (Note 3) and have the useful life of five years. Depreciation expense related to leased LungFit® PH devices was $0.6 million and $0.2 million for the three months ended September 30, 2024 and September 30, 2023, respectively.

Depreciation expense related to leased LungFit® PH devices was $1.1 million and $0.4 million for the six months ended September 30, 2024 and September 30, 2023, respectively.

The depreciation expense related to customer leased devices is included in the cost of revenue in the consolidated statements of operations and comprehensive loss.

Capitalized sales commissions

Sales commissions related to obtaining LungFit® PH lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Total capitalized costs for the three and six months ended September 30, 2024 and September 30, 2023 were immaterial.

NOTE 13 – LONG TERM LIABILITIES, RELATED PARTY

September 30
Advance payment on loan and security agreement	$7,500
Debt discount	$(3,073)
$4,427

On September 27, 2024, the company received $7.5 million as an advance payment on a loan and security agreement (See Note 14). The loan is for a 10 year term and will be repaid in full no later than October 2034.

As part of the loan and security agreement, the company issued warrants to the lenders. The 15,159,504 warrant shares had a value of $0.28 per warrant, resulting in a fair value (based on a Black-Scholes model) of $4.2 million. The company determined that the allocation of proceeds to the instruments should be based on a relative fair value method resulting in an allocation of $3.1 million as debt discount at September 30, 2024.

September 30, 2024
Risk-free interest rate	3.58%
Expected volatility (Beyond Air)	93.41%
Dividend yield	0%
Expected terms (in years)	5

NOTE 14 – SUBSEQUENT EVENTS

On November 1, 2024, Beyond Air, Inc. (the “Company”) entered into a loan and security agreement (the “loan agreement”) for a secured loan with certain lenders including its Chief Executive Officer Steven Lisi and director Robert Carey (collectively, the “Lenders”). The loan agreement was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The loan agreement provides for the following expected terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum which shall be payable in kind through July 2026; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; (v) the Company’s obligations will be secured by substantially all of the Company’s assets and (vi) the Company shall issue the Lenders warrants to purchase shares of the Company’s common stock at an exercise price of $0.3793 per share. On September 27, 2024, the company received $7.5 million as an advance payment of this loan.

On October 4 2024, the sum of $12.5 million was paid to Avenue Capital to extinguish the Avenue Capital senior secured term loan. Payment of this $12.5 million eliminated the debt and interest payments that would have been made to Avenue Capital from October 1, 2024 through June 30, 2026 of $12.0 million.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no material changes to our critical accounting estimates for the six months ended September 30, 2024.

Results of Operations and Comprehensive Loss

Below are the results of operations for the three and six months ended September 30, 2024 and September 30, 2023:

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$798	$239	$1,481	$298

Cost of revenue	1,882	432	2,897	735

Gross loss	(1,084)	(193)	(1,416)	(437)

Research and development	(4,585)	(7,130)	(10,594)	(11,826)
General and administrative	(7,163)	(10,211)	(14,402)	(21,147)
Operating expenses	(11,748)	(17,342)	(24,995)	(32,972)

Operating loss	(12,833)	(17,535)	(26,412)	(33,410)

Other income (loss)
Dividend/interest income	150	641	511	1,050
Interest and finance expense	(927)	(914)	(1,891)	(1,072)
Change in fair value of warrant liability	(4)	324	214	647
Change in fair value of derivative liability	256	500	1,314	1,012
Foreign exchange gain/(loss)	74	(42)	(72)	(34)
Loss on disposal of fixed assets	(171)	-	(171)	-
Loss on extinguishment of debt	(624)	-	(624)	-
Estimated liability for contingent loss	-	(400)	-	(598)
Other income / (expense)	49	-	48	(77)
Total other income (expense)	(1,196)	109	(671)	929

Benefit from income taxes	-	-	-	-

Net loss	$(14,029)	$(17,426)	$(27,083)	$(32,481)

Less : net loss attributable to non-controlling interests	(671)	(1,205)	(1,525)	(2,165)

Net loss attributable to Beyond Air, Inc.	(13,358)	(16,220)	(25,559)	(30,315)

Foreign currency translation loss	(79)	(35)	24	(9)
Comprehensive loss attributable to Beyond Air, Inc.	$(13,438)	$(16,255)	$(25,535)	$(30,325)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.28)	$(0.51)	$(0.55)	$(0.96)

Weighted average number of shares, outstanding, basic and diluted	47,118,535	31,800,492	46,513,005	31,592,880

Comparison of Three and Six Months Ended September 30, 2024 with the Three and Six Months Ended September 30, 2023

Revenues and Cost of Revenues

$0.8 million and $0.2 million revenue was recognized for the three months ended September 30, 2024 and September 30, 2023, respectively. Cost of revenue of $1.9 million and gross losses of $1.1 million were recognized for the three months ended September 30, 2024, compared to a cost of revenue of $0.4 million and gross losses of $0.2 million for the three months ended September 30, 2023.

$1.5 million and $0.3 million revenue was recognized for the six months ended September 30, 2024 and September 30, 2023, respectively. Cost of revenue of $2.9 million and gross losses of $1.4 million were recognized for the six months ended September 30, 2024, compared to a cost of revenue of $0.7 million and gross losses of $0.4 million for the six months ended September 30, 2023.

Revenues continue to expand as we continue to sign hospital contracts. Cost of revenue exceeded revenue primarily due to one time costs required to upgrade our existing fleet of devices, provisions for excess inventory and depreciation of devices purchased but not yet deployed.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2024 were $4.6 million as compared to $7.1 million for the three months ended September 30, 2023. The decrease of $2.5 million was primarily attributed to a decrease in spend in salaries $0.6 million ($0.7 million in Beyond Air offset by an increase of $0.1 million in Beyond Cancer), stock-based compensation ($0.5 million in Beyond Air and $0.5 million in Beyond Cancer), pre-clinical studies ($1.0 million related to Beyond Cancer offset by an increase in spend of $0.2 million in NeuroNos), professional fees ( $0.4 million in Beyond Cancer offset by an increase spend in Beyond Air $0.1 million), travel expenses $0.1 million in Beyond Air, offset by an increased spend related to clinical studies $0.2 million.

Research and development expenses for the six months ended September 30, 2024 were $10.6 million as compared to $11.8 million for the six months ended September 30, 2023. The decrease of $1.2 million was attributed primarily to a decreased in stock compensation $1.6 million (of which $0.8 million related to Beyond Air and $0.8 million related to Beyond Cancer), pre-clinical expenses $0.6 million (of which $0.9 million was Beyond Cancer offset by an increase in spend of $0.3 million for Autism), professional fees $0.3 million in Beyond Cancer, offset by an increase in salaries $0.3 million (of which was increased spend in Beyond Cancer of $0.6 million offset by a decrease in Beyond Air of $0.3 million) and clinical spend ($0.9 million in Beyond Air offset by a decreased spend in Beyond Cancer $0.1 million).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 and September 30, 2023 were $7.2 million and $10.2 million, respectively. The decrease of $3.0 million was attributed primarily to a decrease of $2.4 million due to stock based compensation cost (of which $1.2 million related to Beyond Air and $1.2 million related to Beyond Cancer), $0.2 million marketing and advertising costs for Beyond Air, $0.2 million of legal fees and $0.2 million of travel expenses.

Selling, general and administrative expenses for the six months ended September 30, 2024 and September 30, 2023 were $14.4 million and $21.1 million, respectively. The decrease of $6.7 million was attributed primarily to a decrease in stock-based compensation ($2.2 million in Beyond Air and $2.3 million in Beyond Cancer), salaries ($1.3 million in Beyond Air offset by an increase in Beyond Cancer of $0.8 million), $0.8 million in consulting fees $0.3 million travel expenses, $0.2 million rent, $0.1 million marketing and advertising costs and $0.1 million legal fees.

Other Income/Expense

Other expense for the three months ended September 30, 2024, and September 30, 2023 was an expense of $1.2 million and income of $0.1 million, respectively. The increase in expense of $1.3 million was attributed primarily to decreased dividend and interest income of $0.5 million, $0.6 million related to the loss on partial extinguishment of the Loan and Security agreement Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”), a change in fair value of the derivative liability on the Loan and Security Agreement of $0.2 million and a change in fair value of the warrant liability on the Loan and Security Agreement of $0.3 million, $0.2 million losses incurred on disposal of fixed assets in relation to office closures offset by a decrease of $0.4 million relating to non-product related litigation and a decrease in foreign exchange losses $0.1 million.

Other income/(expense) for the six months ended September 30, 2024, and September 30, 2023 was an expense of $0.7 million and income of $0.9 million, respectively. The $1.6 million decrease in income is mainly due to a change in fair value of warrant liability of $0.4 million on the Loan and Security Agreement, in addition to $0.5 million of interest and dividend income from our investments in marketable securities, $0.6 million related to the loss on partial extinguishment of the Loan and Security agreement, an increase in interest expense of $0.8 million and offset by a decrease of $0.6 million of non-product related litigation and change in fair value of the derivative liability of $0.3 million on the Loan and Security Agreement.

Net Loss Attributable to Non-controlling Interests

Net loss attributed to non-controlling interests for the three months ended September 30, 2024, was $0.7 million, compared to $1.2 million for the three months ended September 30, 2023. Net loss attributed to non-controlling interests for the six months ended September 30, 2024, was $1.5 million, compared to $2.2 million for the six months ended September 30, 2023. Non-controlling interests represent 20% of the net loss of our Beyond Cancer subsidiary, which was established in November 2021.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders of Beyond Air, Inc for the three months ended September 30, 2024, was ($13.4) million or a loss of ($0.28) per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the three months ended September 30, 2023 was ($16.2) million or a loss of ($0.51) per share, basic and diluted.

Net loss attributed to common stockholders of Beyond Air, Inc for the six months ended September 30, 2024, was ($25.6) million or a loss of ($0.55) per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the six months ended September 30, 2023 was ($30.3) million or a loss of ($0.96) per share, basic and diluted.

Liquidity and Capital Resources

Cash Flows

Below is a summary of our cash flows activities for the six months ended September 30, 2024 and September 30, 2023:

	Six Months Ended
	September 30,
(in thousands)	2024	2023

Net cash provided by (used in):
Operating activities	$(23,528)	$(31,472)
Investing activities	19,261	(11,421)
Financing activities	21,360	22,036
Effect of exchange rate changes on cash and cash equivalents	(23)	(19)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,069)	$(20,876)

Operating Activities

For the six months ended September 30, 2024 the net cash used in operating activities was $23.5 million which was primarily due to our net loss of $27.1 million, which includes $6.6 million of stock-based compensation, $0.4 million received in grant payments, $1.5 million of depreciation and amortization, $3.9 million of accrued expenses (which included ($4.5) million of the payment of the final tranche of the Circassia settlement and ($2.9) million for the Hudson Bay settlement and ($7.6) million attributable to the resolution of Empery Asset Master, Ltd. Et AL, vs AIT Therapeutics Inc.)

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

Investing Activities

For the six months ended September 30, 2024, net cash provided by investing activities was $19.3 million. For the six months ended September 30, 2023, net cash used in investing activities was $11.4 million. In the six months ended September 30, 2024, the Company redeemed a net $23 million of excess cash in high quality, short term, U.S. dollar denominated marketable equities with high liquidity and invested $3.9 million for the purchase of property and equipment, mainly LungFit PH devices. In the six months ended September 30, 2023, the Company invested $8.9 million of excess cash in high quality, short term, U.S. dollar denominated marketable equities with high liquidity, and $2.5 million for the purchase of property and equipment, mainly LungFit PH devices.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2024 was $21.4 million, mainly from the issuance of securities through securities purchase agreements which the net proceeds were $19 million, $7.5 million advance payment on loan and security agreement, and the issuance of common stock in connection with the At-The-Market Offering Sales Agreement with Truist Securities, Inc (the “2022 ATM”) of $0.6 million partially offset by $5.7 million from the payment of short-term loans, including a $5.0 million partial repayment to Avenue Capital. Net cash provided by financing activities for the six months ended September 30, 2023 was $22.0 million, mainly from the Loan and Security Agreement of which the net proceeds were $15.8 million, and the issuance of common stock in connection with the 2022 ATM of $6.7 million partially offset by $0.5 million from the payment of short-term loans.

Future Funding Requirements

We have generated revenue of $2.6 million from the sale of products to date. We had an operating cash flow decrease of $23.5 million for the six months ended September 30, 2024 and we have experienced an accumulated loss of $265.2 million since inception through September 30, 2024. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $28.4 million ($22.6 million excluding Beyond Cancer) and $0.2 million in restricted cash. Management believes these factors raise substantial doubt about the Company’s ability to meet its obligations with cash on hand, however, management believes this doubt is alleviated through plans for increased revenues and decreased expenditures, many of which have already been implemented, enabling increased cash flows. The company has recently signed agreements with TrillaMed (providing access to Department of Defense and Veterans Affairs hospitals), Healthcare Links (expanding access to group purchasing organizations and integrated delivery networks) and Business Asia Consultants (accelerating global expansion) which will drive increased revenues. The company has implemented a capital conservation strategy, reducing our back office footprint, reducing staffing levels by over 30% across the company, placing our VCAP study on hold pending future funding and adjusting our production forecasts.  The Company expects an immediate benefit from these actions.

Management is confident that the efforts it has implemented to increase revenues and decrease expenditures, while not assured, will enable the Company to meet its obligations.

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

On May 25, 2021, the Company and Circassia Limited and its affiliates (collectively “Circassia”) entered into a settlement agreement (“the Settlement Agreement”) resolving all claims by and between the parties and mutually terminating the agreement with Circassia disclosed in Note 8 above. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments. The first payment of $2.5 million was triggered upon FDA approval for the LungFit® PH (fixing the Initial Payment Due Date at July 28, 2022). Thereafter, the Company paid $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date, which was in the second fiscal quarter of 2025. Additionally, beginning in the third fiscal quarter of 2025, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. until the final $6.0 million has been paid.

On February 4, 2022, we entered into an At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. and Oppenheimer & Co, Inc. (the “2022 ATM”). Under the 2022 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50.0 million, from time to time and at various prices. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by us under a Form S-3 registration statement, including pursuant to the 2022 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As of September 30, 2024, due to the SEC’s “baby shelf rules,” we were permitted to sell up to $10.5 million of shares of common stock pursuant to the 2022 ATM. We will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million. If shares of our common stock are sold, there is a 3% fee paid to the sales agent.

On June 15, 2023 (the “Closing Date”), the Company and its wholly owned subsidiary, Beyond Air Ltd. entered into a Loan and Security Agreement (the “LSA”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). Also on June 15, 2023, the Company entered into a Supplement to the LSA (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders for senior secured term loans, with $17.5 million advanced on the Closing Date. On September 30, 2024 Beyond Air and Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P. (“collectively, Avenue Capital”) reached an agreement to extinguish the Avenue Capital senior secured term loan for a one-time payment of $17.85 million. This agreement eliminates the debt and interest payments that would have been made to Avenue Capital from October 1, 2024 through June 30, 2026 of $12.0 million. In connection with this agreement $5.0 million was paid on September 27, 2024 in partial settlement. The final $12.85million was paid on October 4, 2024. Avenue Capital invested $3.35 million in the securities purchase agreement II at the same terms and conditions as all other investors.

On September 27, 2024, we entered into a binding term sheet for a secured loan with certain lenders including our Chief Executive Officer Steven Lisi and director Robert Carey. The Term Sheet was approved by each of our independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The Term Sheet provides for the following expected terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum of which 12% shall be payable in kind through July 2026; (iv) a royalty interest of 8% of our net sales on a quarterly basis from July 2026 until the facility is repaid in full; and (v) we shall issue the lenders warrants to purchase shares of common stock at an exercise price of $0.3793 per share, in an aggregate amount equal to the quotient of the principal divided by the exercise price. The Company finalized this loan and security agreement on November 1, 2024. (See Note 14)

Our ability to continue to operate beyond the third fiscal quarter of 2026 will be largely dependent upon the successful commercial launch of LungFit® PH, as well as obtaining partners in other parts of the world, and raising additional funds to finance our activities until we are generating cash flow from operations. Further, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our other product candidates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2024, there were no changes made to our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2024 Annual Report except as set forth below.

If we are unable to maintain listing of our securities on the Nasdaq Capital Market, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

Although our common stock is currently listed on the Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain our listing on the Nasdaq Capital Market, our common stock may be thinly traded.

On August 8, 2024, the Company received a letter from the staff of the Nasdaq Listing Qualifications Department (the “Staff”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until February 4, 2025, to regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance with the Minimum Bid Price Requirement by February 4, 2025, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement and will need to provide written notice of its intention to cure the deficiency during such additional compliance period, by effecting a reverse split of its common stock, if necessary. If it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for the additional compliance period, and the Company does not regain compliance by February 4, 2025, Nasdaq will provide written notification to the Company that its common stock is subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

If Nasdaq determines to delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of investors that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., dated January 9, 2017, filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated June 25, 2019, filed as Exhibit 3.3 to our Annual Report on Form 10-K, as filed with the SEC on June 28, 2019, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of AIT Therapeutics, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.2	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 10.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.3	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017, and incorporated herein by reference.

4.4	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on February 22, 2018, and incorporated herein by reference.

4.5	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

4.6	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of June 15, 2023, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

4.7	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of June 15, 2023, filed as Exhibit 4.2 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

4.8	Form of Common Stock Purchase Warrant, by and between Beyond Air, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on March 22, 2024 and incorporated herein by reference.

4.9	Form of Common Stock Purchase Warrant, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of June 21, 2024, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on June 27, 2024 and incorporated herein by reference.

4.10	Form of Common Stock Purchase Warrant, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of June 21, 2024, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on June 27, 2024 and incorporated herein by reference.

4.11	Form of Pre-funded Warrant, by and between Beyond Air, Inc. and the purchasers, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

4.12	Form of Common Warrant, by and between Beyond Air, Inc. and the purchasers, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

10.1

Form of Securities Purchase Agreement dated September 26, 2024, by and between Beyond Air, Inc. and the purchasers, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

10.2

Form of Registration Rights Agreement dated September 26, 2024, by and between Beyond Air, Inc. and the purchasers dated September 27, 2024, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

10.3

Engagement Letter dated August 16, 2024, by and among Beyond Air, Inc., BTIG, LLC, Laidlaw & Company (UK) LTD, Arcadia Securities, LLC, and Jones Trading Institutional Services LLC, filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

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

BEYOND AIR, INC.

/s/ Steven Lisi
Date: November 11, 2024	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Larson
Date: November 11, 2024	Douglas Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)

