Form 10-Q
period 2024-12-31
Beyond Air, Inc.
filed 2025-02-10
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 10, 2025, there were 88,278,647 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED DECEMBER 31, 2024

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,601	$11,378
Marketable securities	6,349	23,090
Restricted cash	232	230
Accounts receivable, net	639	319
Inventory, net	2,379	2,127
Other current assets and prepaid expenses	5,144	6,792
Total current assets	19,344	43,936
Licensed right to use technology	1,274	1,427
Right-of-use lease assets	1,775	2,121
Property and equipment, net	11,652	9,364
Other assets	100	113
TOTAL ASSETS	$34,144	$56,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,357	$1,948
Accrued expenses and other current liabilities	2,631	8,402
Operating lease liability, current portion	381	418
Loans payable, current portion	60	800
Total current liabilities	5,430	11,567

Operating lease liability, net	1,567	1,898
Long-term debt, net	-	14,721
Long-term liability, related party	8,710	-
Warrant liability	56	275
Derivative liability	-	1,314
Total liabilities	15,763	29,775

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 500,000,000 shares authorized, 74,328,645 and 45,900,821 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	7	5
Treasury stock	(25)	(25)
Additional paid-in capital	296,000	264,780
Accumulated deficit	(278,288)	(239,697)
Accumulated other comprehensive income (loss)	(51)	(15)
Total stockholders’ equity attributable to Beyond Air, Inc	17,644	25,048
Non-controlling interest	738	2,138
Total equity	18,381	27,186
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,144	$56,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Revenues	$1,072	$391	$2,553	$689

Cost of revenues	1,287	748	4,184	1,483

Gross loss	(215)	(356)	(1,631)	(794)

Operating expenses:

Research and development	(3,005)	(6,838)	(13,599)	(18,664)
Selling, general and administrative	(7,732)	(9,768)	(22,133)	(30,915)
Total Operating expenses	(10,737)	(16,606)	(35,732)	(49,578)

Loss from Operations	(10,952)	(16,963)	(37,363)	(50,372)

Other income (expense)
Dividend/investment income	126	388	637	1,438
Interest and finance expense	(549)	(919)	(2,439)	(1,991)
Change in fair value of warrant liability	4	46	219	693
Change in fair value of derivative liability	-	135	1,314	1,147
Foreign exchange gain/ (loss)	46	31	(26)	(3)
Loss on extinguishment of debt	(1,910)	-	(2,534)	-
Loss on disposal of fixed assets	(62)	-	(233)	-
Estimated liability for contingent loss	-	(11)	-	(609)
Other income / (expense)	(37)	35	11	(42)
Total other income/ (expense)	(2,381)	(294)	(3,052)	633

Net loss before income taxes	$(13,333)	$(17,258)	$(40,416)	$(49,739)

Provision for income taxes	-	-	-	-

Net loss	$(13,333)	$(17,258)	$(40,416)	$(49,739)

Less : net loss attributable to non-controlling interest	(300)	(1,038)	(1,825)	(3,204)

Net loss attributable to Beyond Air, Inc.	(13,032)	(16,220)	(38,591)	(46,535)

Foreign currency translation loss	(61)	(9)	(37)	(19)
Comprehensive loss attributable to Beyond Air, Inc.	$(13,093)	$(16,229)	$(38,628)	$(46,554)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.15)	$(0.50)	$(0.64)	$(1.46)

Weighted average number of shares, outstanding, basic and diluted	88,074,511	32,462,476	60,417,218	31,883,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive (loss)	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2024	45,900,821	$5	$(25)	$264,780	$(239,697)	$(15)	$2,138	$27,186
Issuance of common stock warrants	-	-	-	86	-	-	-	86
Stock-based compensation	-	-	-	3,093	-	-	285	3,379
Other comprehensive income	-	-	-	-	-	103	-	103
Net loss	-	-	-	-	(12,201)	-	(854)	(13,055)
Balance as of June 30, 2024	45,900,821	$5	$(25)	$267,960	$(251,898)	$88	$1,570	$17,699

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	loss	Interest	Equity
Balance as of July 1, 2024	45,900,821	$5	$(25)	$267,960	$(251,898)	$88	$1,570	$17,699
Sale of common stock and pre-funded warrants	24,999,999	2	-	18,856	-	-	-	18,858
Issuance of warrants through September 2024 debt agreement				3,073				3,073
At the market equity offering stock issuance of common stock, net	1,286,816	-	-	642	-	-	-	642
Stock-based compensation	-	-	-	2,862	-	-	268	3,129
Other comprehensive loss	-	-	-	-	-	(79)	-	(79)
Net loss	-	-	-	-	(13,358)	-	(671)	(14,029)
Balance as of September 30, 2024	72,187,636	$7	$(25)	$293,391	$(265,255)	$9	$1,167	$29,294

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	loss	Interest	Equity
Balance as of October 1, 2024	72,187,636	$7	$(25)	$293,391	$(265,255)	$9	$1,167	$29,294
Issuance of common stock upon exercise of warrants	1,898,709	-	-	-	-	-	-	-
Issuance of common stock upon vesting of restricted shares	242,300	-	-	-	-	-	-	-
At the market equity offering stock issuance of common stock, net	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	2,609	-	-	(129)	2,480
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Net loss	-	-	-	-	(13,032)	-	(300)	(13,333)
Balance as of December 31, 2024	74,328,645	$7	$(25)	$296,000	$(278,288)	$(52)	$738	$18,381

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023

(amounts in thousands, except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2023	30,738,585	$3	$(25)	$217,339	$(179,455)	$53	$4,113	$42,028
Issuance of common stock upon exercise of options	42,500	-	-	217	-	-	-	217
At the market equity offering stock issuance of common stock, net	930,232	-	-	5,813	-	-	-	5,813
Stock-based compensation	-	-	-	5,580	-	-	535	6,115
Other comprehensive income	-	-	-	-	-	25	-	25
Net loss	-	-	-	-	(14,095)	-	(960)	(15,055)
Balance as of June 30, 2023	31,711,317	$3	$(25)	$228,949	$(193,550)	$78	$3,688	$39,143

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of July 1, 2023	31,711,317	$3	$(25)	$228,949	$(193,550)	$78	$3,688	$39,143
Issuance of common stock upon exercise of options	-	-	-	-	-	-	-	-
At the market equity offering stock issuance of common stock, net	261,117	-	-	688	-	-	-	688
Stock-based compensation	-	-	-	5,858	-	-	603	6,460
Other comprehensive income	-	-	-	-	-	(35)	-	(35)
Net loss	-	-	-	-	(16,220)	-	(1,205)	(17,426)
Balance as of September 30, 2023	31,972,434	$3	$(25)	$235,495	$(209,770)	$43	$3,085	$28,831

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of October 1, 2023	31,972,434	$3	$(25)	$235,495	$(209,770)	$43	$3,085	$28,831
Issuance of common stock upon vesting of restricted shares	346,900	-	-	-	-	-	-	-
At the market equity offering stock issuance of common stock, net	3,158,789	1	-	5,472	-	-	-	5,473
Stock-based compensation	-	-	-	5,825	-	-	610	6,435
Other comprehensive income	-	-	-	-	-	(9)	-	(9)

Net loss	-	-	-	-	(16,220)	-	(1,038)	(17,258)
Balance as of December 31, 2023	35,478,123	$4	$(25)	$246,792	$(225,990)	$34	$2,657	$23,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Nine Months Ended
	December 31,
	2024	2023

Cash flows from operating activities
Net loss	$(40,416)	$(49,739)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,209	1,185
Amortization of licensed right to use technology	154	154
Stock-based compensation	8,988	19,010
Amortization of debt discount	897	779
Change in fair value of warrant liability	(219)	(693)
Change in fair value of derivative liability	(1,314)	(1,147)
Amortization of operating lease assets	269	276
Foreign currency adjustments	-	(13)
Loss on extinguishment of debt	2,534	-
Loss on termination of right-of use-asset	-	-
Write-off of assets no longer used	334	-
Unrealized gain/(loss) in marketable securities	42	99
Provision for inventory losses	341	-
Changes in:
Grant receivable	-	420
Inventory	(592)	(404)
Accounts receivable	(320)	(294)
Other current assets and prepaid expenses	1,649	(1,749)
Accounts payable	314	340
Accrued expenses	(5,812)	(13,237)
Operating lease liabilities	(319)	(276)
Net cash used in operating activities	$(31,261)	$(45,289)

Cash flows from investing activities
Purchase of marketable securities	(30,878)	(74,470)
Proceeds from sale of marketable securities	47,577	67,716
Issue of/return of security deposits	10	-
Purchase of property and equipment	(4,385)	(3,814)
Net cash provided by and (used in) investing activities	$12,324	$(10,568)

Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings	642	11,973
Issuance of common stock and pre-funded warrants through securities purchase agreement II	18,858	217
Proceeds from long term loan	11,324	15,818
Payment of loan	(18,678)	(735)
Net cash provided by financing activities	$12,146	$27,274

Effect of exchange rate changes on cash and cash equivalents	16	18

Increase/(Decrease) in cash, cash equivalents and restricted cash	$(6,776)	$(28,565)
Cash, cash equivalents and restricted cash at beginning of period	11,608	36,768
Cash, cash equivalents and restricted cash at end of period	$4,833	$8,202
Supplemental disclosure of non-cash investing and financing activities
Debt discount	$260	$4,541
End of term loan liability	$(272)	$(613)
Warrant liability	$(219)	$(885)
Derivative liability	$(1,314)	$(1,361)
Right-of-use assets	$(309)	$-
Operating lease liability	$(309)	$-
Fixed Assets included in Accounts Payable and Accrued Expenses	$446	$927

Supplemental disclosure of cash flow items:
Interest paid	$1,112	$1195
Income taxes paid	$-	$-

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

On November 26, 2024, the company received European CE mark approval of the LungFit PH® system for the following:

●	The treatment of infants >34 weeks gestation with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension, in order to improve oxygenation and to reduce the need for extracorporeal membrane oxygenation; and
●	The treatment of peri- and post-operative pulmonary hypertension in adults and newborn infants, infants and toddlers, children and adolescents, ages 0-17 years in conjunction to heart surgery, in order to selectively decrease pulmonary arterial pressure and improve right ventricular function

LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, the Company believes that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s other areas of focus with the LungFit® platform beyond PPHN are nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”).

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

The second program which does not utilize the LungFit® platform partially inhibits neuronal nitric oxide synthase (nNOS) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). On June 15, 2023, the Company announced that it has entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (the “University”) to acquire the commercial rights for nNOS inhibitors being developed for the treatment of ASD and other neurological conditions. Currently, there are no FDA-approved therapies specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air will make payments to the University over the three-year period from the date of the agreement for pre-clinical work. Also, the Company will pay a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones. The Company expects this program to progress from preclinical to a phase 1 first-in-human clinical trial by the end of 2026.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 (the “2024 Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2024. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the 2024 Annual Report on Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could significantly differ from those estimates. On an ongoing basis, the Company evaluates its significant estimates and assumptions including expense recognition and accrual assumptions under consulting and clinical trial agreements, stock-based compensation, impairment assessments, accounting for licensed rights to use technologies, warrant valuations and other long-lived assets, contingency recognition and accruals and the determination of valuation allowance requirements on deferred tax attributes.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Related Party Transactions

The Board of Directors has adopted a related party transaction policy. This policy applies to all transactions that qualify for disclosure under Item 404(a of Regulation S-K of the Exchange Act. Information about transactions involving related parties is reviewed by the Audit Committee. Related persons include Company directors and executive officers as well as their immediate family members. If a related party has a direct or indirect material interest in any Company transaction, then the Audit Committee would decide whether or not to approve or ratify the transaction. The Audit Committee will use any process and review any information that it determines is appropriate. All related party transactions will be disclosed in accordance with SEC rules. The following related party transaction is disclosed for the three months ended December 31, 2024:

On September 27, 2024, Beyond Air entered into a binding term sheet for a secured loan with certain lenders including its Chief Executive Officer Steven Lisi and director Robert Carey. The Term Sheet was approved by each of the Company’s independent and disinterested directors, and the Audit Committee following the receipt of a recommendation from an independent investment bank. The Term Sheet provides for the following expected terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum which shall be payable in kind through July 2026; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; and (v) the Company shall issue the lenders warrants to purchase shares of the Company’s common stock at an exercise price of $0.3793 per share, in an aggregate amount equal to the quotient of the principal divided by the exercise price. The Company finalized this loan and security agreement on November 1, 2024.

Liquidity and Other Uncertainties

The Company used cash in operating activities of $31.3 million for the nine months ended December 31, 2024, and has accumulated losses attributable to the stockholders of Beyond Air of $278.3 million. The Company had cash, cash equivalents and marketable securities of $10.9 million as of December 31, 2024. Management believes these factors raise substantial doubt about the Company’s ability to meet its obligations with cash on hand, however, management believes this doubt is alleviated through plans for increased revenues and decreased expenditures, many of which have already been implemented, enabling increased cash flows. The company has recently signed agreements with TrillaMed (providing access to Department of Defense and Veterans Affairs hospitals), Healthcare Links (expanding access to group purchasing organizations and integrated delivery networks) and Business Asia Consultants (accelerating global expansion) which will drive increased revenues. The company has implemented a capital conservation strategy, reducing our back office footprint, reducing staffing levels by over 30% across the company, placing our VCAP study on hold pending future funding and adjusting our production forecasts.  The Company expects an immediate benefit from these actions.

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

On September 26, 2024, the Company, entered into a securities purchase agreement (the “Securities Purchase Agreement II”) with certain institutional and accredited investors, including certain directors and officers of the Company. Pursuant to the purchase agreement, the Company sold to the investors in a private placement offering, (i) an aggregate of 24,999,999 shares of Common Stock”, at a purchase price of $0.5043 per Share, (ii) pre-funded warrants to purchase up to 15,848,712 shares of common stock at a purchase price of $0.5042 per pre-funded warrant and (iii) warrants to purchase up to 40,848,711 shares of common stock, for aggregate for gross proceeds of $20.6 million (which includes $2.0 million from related parties). Each share and each pre-funded warrant was sold with an accompanying common warrant to purchase one share of common stock. The pre-funded warrants have an exercise price of $0.0001 per share, and the common warrants have an exercise price of $0.3793 per share. Members of the Board of Directors and certain executives of the Company are considered related parties to this offering. The offering closed on December 31, 2024. The Company received net proceeds of $18.9 million after deductions for placement agent commissions and other offering costs of $1.4 million and $0.3 million, respectively. (See Note 4)

In addition, Beyond Air and Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P. (“collectively, Avenue Capital”) reached an agreement to extinguish the Avenue Capital senior secured term loan for a one-time payment of $17.85 million. This agreement eliminates the debt and interest payments that would have been made to Avenue Capital from October 1, 2024 through June 30, 2026 of $12.0 million. In connection with this agreement $5.0 million was paid on September 27, 2024 in partial settlement. The Company remeasured the fair value of the derivative liability to $0 at September 30, 2024 as Avenue Capital did not exercise the conversion right related to the loan agreement prior to the extinguishment of the loan agreement and the conversion price exceeded the fair market value of the underlying securities. The final $12.85 million was paid on October 4, 2024. Avenue Capital invested $3.35 million in the Securities Purchase Agreement II at the same terms and conditions as all other investors.

With respect to Beyond Cancer, their most recent top line data from the phase 1a first-in-human trial was successful in the first 6 patients with no dose limiting toxicities at the first dose. A combination study with anti-PD1 therapy is expected to begin in the first half of calendar 2025.

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

The Company elected the practical expedient applied to operating leases not to separate lease and non-lease components as long as the lease and non-lease components have the same timing and pattern of transfer. As such, the non-lease components, including the Consumables and Services, are combined with the predominant lease component. The total fixed fees that the Company is reasonably certain to collect are recognized on a straight line basis over the term of the arrangement. Additionally, the Company made an accounting policy election to present LungFit® PH revenue net of sales and other similar taxes.

Amounts billed in advance of performance obligations being satisfied are recognized as deferred revenue.

At the lease commencement date, the Company will defer initial direct costs, including commission expense and the cost is recognized over the lease term on the same basis as lease income.

The Company records the costs of shipping related to contract devices and consumables in cost of revenue in its unaudited condensed consolidated statements of operations and comprehensive loss.

See Note 11 to the unaudited condensed consolidated financial statements for more information regarding leasing arrangements.

Fair Value Measurements

As of December 31, 2024 and March 31, 2024, the Company’s financial instruments included restricted cash, marketable securities, accounts payable, long-term debt and liability classified warrants. In addition, as of March 31, 2024, the Company’s financial instruments also included derivative liabilities. The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash and marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings and is in Level 3 of the fair value hierarchy. The liability classified warrants and derivative liabilities are each recorded at their fair value and are Level 3 of the fair value hierarchy.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts as of December 31, 2024 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Corporate debt securities	$-	$-	$-	$-
Government securities	-	-	-	-
Mutual funds	6,349	6,349	-	-
Total assets measured and recorded at fair value	$6,349	$6,349	$-	$-

Liabilities:
Warrant liability	$56	$-	$-	$56
Derivative liability	-	-	-	-
Total liabilities measured and recorded at fair value	$56	$-	$-	$56

The fair value amounts as of March 31, 2024 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Corporate debt securities	$-	$-	$-	$-
Government securities	16,388	16,388	-	-
Mutual funds	6,702	6,702	-	-
Total assets measured and recorded at fair value	$23,090	$23,090	$-	$-

Liabilities:
Warrant liability	$275	$-	$-	$275
Derivative liability	1,314	-	-	1,314
Total liabilities measured and recorded at fair value	$1,589	$-	$-	$1,589

Level 3 Valuation

The common stock warrants issued in connection with the Loan and Security Agreement in June 2023 (Note 10) are recorded as a warrant liability within the unaudited condensed consolidated balance sheet as of December 31, 2024 as the warrants contain certain settlement features that are not indexed to the Company’s own stock. In addition, the conversion feature embedded within the long-term debt required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and recorded as a derivative liability. The warrants and derivative liability are remeasured each reporting period with the change in fair value recorded to other income (expense) in the condensed consolidated statement of operations and comprehensive loss until the warrants and derivative are exercised, expired, reclassified or otherwise settled. The significant assumptions used in valuing the warrants and derivative were as follows:

At December 31, 2024	Warrants	Derivative
Expected term (in years)	3.5	-
Volatility	99.9%	-
Risk-free rate	4.27%	-

At March 31, 2024	Warrants	Derivative
Expected term (in years)	4.25	3.25
Volatility	88%	86%
Risk-free rate	4.09%	4.38%

The bifurcated derivative liability was revalued to zero at September 30, 2024 as the conversion feature has a 30% premium to the latest price per round and was known/knowable at September 30, 2024 to not be exercised by the Lenders by October 4, 2024 due to the conversion price exceeding the fair market value of the underlying securities.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants and derivatives for the nine months ended December 31, 2024 (in thousands):

	Warrants	Derivative
Balance at March 31, 2024	$275	$1,314
Issuances	-	-
Change in fair value	(219)	(1,314)
Balance at December 31, 2024	$56	$-

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

As of December 31, 2024 and March 31, 2024, restricted cash included approximately $0.2 million and $0.2 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, A$250,000 in Australia, $25,000 in Bermuda, €100,000 in Ireland and €100,000 in Cyprus. There is currently no official federal depository insurance in Israel. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of December 31, 2024, the Company had greater than $250,000 at United States financial institutions, less than A$250,000 at Australian financial institutions, greater than €100,000 at Irish financial institutions and also has funds on deposit in Israel.

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type and restricted cash as shown on the Company’s condensed consolidated statements of cash flows for:

(in thousands)	December 31, 2024	March 31, 2024
Cash and cash equivalents	$4,601	$11,378
Restricted cash	232	230
Total cash, cash equivalents and restricted cash	$4,833	$11,608
Marketable securities:
Marketable debt securities
U.S. government securities	-	16,388
Mutual fund (ultra-short-term income)	6,349	6,702
Total marketable securities	$6,349	$23,090

Total cash, cash equivalents, marketable securities and restricted cash	$11,182	$34,698

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of December 31, 2024, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains
Corporate debt securities	$-	$-
U.S. government securities	-	-
Mutual fund (ultra-short-term income)	6,349	15
Total short-term marketable securities	$6,349	$15

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

Segment Reporting

Commencing with the creation of Beyond Cancer in November 2021, the Company’s operations became classified into two segments, Beyond Air and Beyond Cancer. Each segment has its own management team, board of directors, corporate officers and legal entities. As of December 31, 2024, Beyond Air, Inc. owns 80% of the common stock of Beyond Cancer. The segment reporting is based on the manner in which the Company’s CEO as chief operating decision maker assesses performance and allocates resources across the organization. The Beyond Air segment includes unallocated corporate expenses associated with the public company fees as well as all corporate related assets and liabilities.

The following table summarizes segment financial information by business segment as of December 31, 2024:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents, marketable securities and certain restricted cash	$7,138	$4,044	$11,182
All other assets	22,531	431	22,962
Total assets	$29,669	$4,475	$34,144
Total liabilities	$(14,869)	$(894)	$(15,763)
Net assets	$14,800	$3,581	$18,381
Non-controlling interests	$-	$738	$738

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table summarizes segment financial information by business segment at March 31, 2024:

(in thousands)	Beyond Air	Beyond Cancer	Total
Cash, cash equivalents, marketable securities and certain restricted cash	$23,591	$10,877	$34,468
All other assets	21,747	746	22,493
Total assets	$45,338	$11,623	$56,961
Total liabilities	$(28,810)	$(965)	$(29,775)
Net assets	$16,528	$10,658	$27,186
Non-controlling interests	$-	$2,138	$2,138

The following table summarizes segment financial performance by business segment for the nine months ended December 31, 2024:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$2,553	$-	$2,553
Net loss for the nine months ended December 31, 2024	$(31,293)	$(9,123)	$(40,416)

The following table summarizes segment financial performance by business segment for the three months ended December 31, 2024:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$1,072	$-	$1,072
Net loss for the three months ended December 31, 2024	$(11,833)	$(1,500)	$(13,333)

The following table summarizes segment financial performance by business segment for the nine months ended December 31, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total

Revenue	$689	$-	$689
Net loss for the nine months ended December 31, 2023	$(33,721)	$(16,018)	$(49,739)

The following table summarizes segment financial performance by business segment for the three months ended December 31, 2023:

(in thousands)	Beyond Air	Beyond Cancer	Total
Revenue	$391	$-	$391
Net loss for the three months ended December 31, 2023	$(12,065)	$(5,193)	$(17,258)

Research and Development

Research and development expenses are charged to the unaudited condensed consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. In the nine months ended December 31, 2024 and December 31, 2023, the Company did not receive any AU Tax Rebates.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Supplier Concentration

The Company relies on third-party suppliers to provide materials for its devices and consumables.

In the three months ended December 31, 2024, the Company purchased approximately 96% of its materials from two third-party vendors, with these vendors representing 87% and 9%, respectively. In the three months ended December 31, 2023, the Company purchased approximately 92% of its materials from two third-party vendors, with these vendors representing 87 and 5%, respectively.

In the nine months ended December 31, 2024, the Company purchased approximately 97% of its materials from two third-party vendors, with these vendors representing 90% and 7%, respectively. In the nine months ended December 31, 2023, the Company purchased approximately 89% of its materials from two third-party vendors, with these vendors representing 80% and 9%, respectively.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of December 31, 2024 and March 31, 2024 in accordance with ASC 842, Leases. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	December 31, 2024	March 31, 2024

Clinical and medical equipment	$1,938	$2,174
Equipment deployable as part of a service offering	12,863	8,208
Computer equipment	927	860
Furniture and fixtures	505	534
Leasehold improvements	509	612
	16,742	12,388
Accumulated depreciation	(5,089)	(3,024)
	$11,652	$9,364

Depreciation and amortization for the three months ended December 31, 2024 and December 31, 2023 was $0.8 million and $0.4 million, respectively.

Depreciation and amortization for the nine months ended December 31, 2024 and December 31, 2023 was $2.2 million and $1.2 million, respectively.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY

On February 4, 2022, the Company entered into an At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc (the “2022 ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the 2022 ATM. If shares of the Company’s common stock are sold, there is a 3% fee paid to the sales agent. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by us under a Form S-3 registration statement, including pursuant to the 2022 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As of December 31, 2024, due to the SEC’s “baby shelf rules,” we were permitted to sell up to $9.6 million of shares of common stock pursuant to the 2022 ATM. We will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million.

During the nine months ended December 31, 2024, the Company received net proceeds of $0.6 million from the sale of 1,286,816 shares of common stock through the 2022 ATM. During the nine months ended December 31, 2023, the Company received net proceeds of $12.0 million from the sale of 4,350,138 shares of common stock.

On September 26, 2024, the Company entered into the Securities Purchase Agreement II with certain institutional and accredited investors, which included certain directors and officers of the Company, pursuant to which the Company sold, in a private placement offering, an aggregate of (i) 24,999,999 shares of common stock (ii) 15,848,712 pre-funded stock purchase warrants, (the “Pre-funded Warrants”) to purchase up to 15,848,712 shares of common stock and (iii) 40,848,711 stock purchase warrants (the “Common Warrants” and together with the Pre-funded Warrants, the “Warrants”) to purchase up to 40,848,711 shares of common stock. Each common share and accompanying Common Warrant were sold together at a combined offering price of $0.5043, and each Pre-Funded Warrant and accompanying Common Warrant were sold together at a combined offering price of $0.5042 for gross proceeds of $20.6 million (which includes $2.0 million from related parties). Members of the Board of Directors and certain executives of the Company are considered related parties to this offering. The Pre-Funded Warrants have an exercise price of $0.0001 per share, and the Common Warrants have an exercise price of $0.3793 per share. The private placement offering closed on September 30, 2024. The Company received total net proceeds of $18.9 million after deductions for placement agent commissions and other offering costs of $1.4 million and $0.3 million, respectively by December 31, 2024 and received a further $0.4 million on October 1, 2024.

The Pre-funded Warrants became exercisable on November 22, 2024 (the “Initial Exercise Date”) and shall expire when exercised in full. The Common Warrants are also exercisable on or after the Initial Exercise Date and will have a term that expires five years following the Initial Exercise Date. Both the Pre-funded Warrants and Common Warrants are exercisable on a cashless basis in the event that, at the time of exercise, there is not an effective registration statement for the resale of the shares underlying the Pre-funded Warrants or Common Warrants, as applicable. The respective Pre-funded Warrants or Common Warrants may not be exercised to the extent such exercise would cause the holder to beneficially own more than 4.99% or 9.99% of the Company’s issued and outstanding common stock. The exercise price of the Warrants is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events and also upon any distributions of assets, including cash, stock or other property to our stockholders. Subject to certain exemptions outlined in the Common Warrant, if at any time while the Common Warrants are outstanding, the Company issues or sells, or is deemed to have issued or sold, shares of common stock at an effective price per share less than the exercise price of the Common Warrants then in effect, the exercise price of the Common Warrant shall be reduced in accordance with a weighted average formula.

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

On November 22, 2024, the stockholders of the Company voted to, among other things, approve the Company’s Second Amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 500,000,000 (the “Certificate of Amendment”). The additional common stock authorized by the Certificate of Amendment has rights identical to the Company’s currently outstanding common stock. The Company filed the Certificate of Amendment, which was effective upon filing, with the Secretary of State of the State of Delaware on November 25, 2024.

Stock Option Plans

The Company’s Sixth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. On January 10, 2024, the Company’s Board of Directors approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 3,000,000, which was approved by the Company’s stockholders at the 2024 annual stockholder meeting on March 8, 2024. The 2013 BA Plan has 13,600,000 shares authorized for issuance. As of December 31, 2024, 653,729 shares were available under the 2013 BA Plan.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the nine months ended December 31, 2024 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of April 1, 2024	618,900	$6.98
Granted	-	-
Vested	(242,300)	6.86
Forfeited	(8,800)	11.48
Unvested as of December 31, 2024	367,800	$6.96

Stock-based compensation expense related to these stock issuances for the three months ended December 31, 2024 and December 31, 2023 was $0.3 million and $0.7 million, respectively.

Stock-based compensation expense related to these stock issuances for the nine months ended December 31, 2024 and December 31, 2023 was $0.9 million and $2.2 million, respectively. The unrecognized compensation cost is $1.0 million and the weighted average remaining service period is 1.85 years.

A summary of the change in options for the nine months ended December 31, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of April 1, 2024	11,283,469	$4.45	8.0	$760
Granted	172,500	0.44	9.5	-
Exercised	-	-	-	-
Forfeited	(861,371)		-	-
Outstanding as of December 31, 2024	10,594,598	$0.55	7.3	$-
Exercisable as of December 31, 2024	6,306,723	$0.56	6.3	$-

On November 22, 2024, the stockholders of the Company voted to, among other things, approve the Company’s Seventh Amended and Restated 2013 Equity Incentive Plan (the “Amended 2013 Plan”) to increase the number of shares of common stock reserved for issuance by an additional 3,000,000 shares, and to give the Board authority, without stockholder approval, to (i) modify the exercise or grant price of an option or stock appreciation right after it is granted, (ii) cancel an option or stock appreciation right at a time when its exercise or grant price exceeds the Fair Market Value of the underlying stock, in exchange for cash, another option or stock appreciation right, restricted stock, or other equity award, or (iii) take any other action that is treated as a repricing under generally accepted accounting principles.

On November 22, 2024, the Board approved a one-time stock option repricing of 10,586,473 options (“Option Repricing”), effective November 22, 2024 (“Effective Date”).  The repricing was undertaken in accordance with, and as permitted by, the Company’s Amended 2013 Plan. Pursuant to the Option Repricing, all options granted pursuant to the Amended 2013 Plan that are held by Company Board members, officers, and employees expected to continue providing services to the Company were repriced, to the extent such options had an exercise price in excess of $0.54, the closing price per share of the Common Stock as reported on The Nasdaq Stock Market on November 22, 2024. As of the Effective Date, all such options were repriced such that the exercise price per share was reduced to $0.54. Stock compensation costs of $1.4 million have been recognized in relation to this share re-price.

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer’s common shares. The vesting terms of the options issued under the 2021 BC Plan are generally four years and they expire ten years from the grant date. On November 3, 2022, the Company’s Board of Directors approved an amendment to reserve for issuance an additional 2,000,000 shares of common stock. The 2021 BC Plan has 4,000,000 shares authorized for issuance. As of December 31, 2024, 713,000 common shares were available under the 2021 BC Plan.

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of April 1, 2024	3,819,000	$5.50	8.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(532,000)	5.50	-	-
Outstanding as of December 31, 2024	3,287,000	$5.50	7.5	$-
Exercisable as of December 31, 2024	2,097,000	$5.50	7.4	$-

As of December 31, 2024, the Company had unrecognized stock-based compensation expense in the 2013 BA Plan of approximately $4.9 million which was expected to be expensed over the weighted average remaining service period of 1.8 years.

As of December 31, 2024, the Company had unrecognized stock-based compensation expense in the 2021 BC Plan of approximately $3.6 million which is expected to be expensed over the weighted average remaining service period of 1.2 years.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The following was utilized to calculate the fair value of options on the date of grant:

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.3 – 4.4%	4.3 – 4.9%
Expected volatility (Beyond Air)	81.4 – 89.6%	81.4 – 81.7%
Expected volatility (Beyond Cancer)	-	104.3 -106.2%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock units for the three and nine months ended December 31, 2024 and December 31, 2023:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Research and development	$(735)	$1,428	$280	$4,013
General and administrative	3,214	5,007	8,708	14,997
Total stock-based compensation expense	$2,479	$6,435	$8,988	$19,010

Warrants

A summary of the Company’s outstanding warrants as of December 31, 2024 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

March 2020 loan	172,187	$3.66	$-	March 2025
NitricGen agreement	80,000	$6.90	-	January 2028
Avenue agreement	233,843	$0.38	-	June 2028
March 2024 raise	9,638,556	$2.25	-	March 2027
Avenue extension agreement	100,000	$1.28	-	June 2029
September 2024 equity offering	40,848,711	$0.38	-	September 2029
September 2024 debt instrument	15,159,504	$0.38	-	September 2029
Sub-total	66,232,801	$0.67	$-

Pre-funded warrants	13,949,995	$0.0001	$-	September 2029
Total	80,182,796	$0.55	$-

On September 30, 2024, warrants to purchase up to an aggregate of 40,848,711 of Company common stock were issued to certain institutional and accredited investors, including certain directors and officers of the Company at an exercise price of $0.3793 per common stock warrant. The warrant exercise price was calculated at the closing share price for September 26, 2024. No warrants were exercised in this period.

On September 30, 2024, warrants to purchase up to 15,848,712 of Company common stock were issued to with certain institutional and accredited investors, including certain directors and officers of the Company at an exercise price of $0.0001 per common stock warrant. 1,898,709 warrants were exercised in the three months ended December 31, 2024.

On September 30, 2024, warrants to purchase up to an aggregate of 15,159,504 of Company common stock were issued as part of a secured loan with certain lenders including its Chief Executive Officer Steven Lisi and director Robert Carey at an exercise price of $0.3793 per common stock warrant. The warrant exercise price was calculated at the closing share price for September 26, 2024. No warrants were exercised in this period.

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

Upon completion of the Securities Purchase Agreement II and in accordance with their original terms, the 233,843 liability classified warrants issued to Avenue in connection with a convertible debt issuance had their re-priced exercise price of $1.66 per share repriced to $0.3793 per share. The previously issued warrants have been, and will continue to be, liability classified and remeasured at each reporting period until they are exercised, expire, reclassified or otherwise settled. The adjustment in the statements of operations for the exercise price has been recorded as a revaluation of warrants fair value.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of December 31, 2024 and March 31, 2024 is as follows (in thousands):

	December 31, 2024	March 31, 2024
Research and development	$150	$104
Insurance	199	886
Prepaid rents and tenant improvement	6	49
Demonstration materials	144	228
Value added tax receivable	85	229
Deposits to secure manufacturing materials	4,377	5,019
Other	183	277
Total	$5,144	$6,792

NOTE 6 ACCRUED EXPENSES

A summary of the accrued expenses as of December 31, 2024 and March 31, 2024 is as follows (in thousands):

	December 31, 2024	March 31, 2024
Research and development	$520	$965
Professional fees	475	466
Employee salaries and benefits	929	1,302
Contingent litigation and settlements (Note 9)	-	400
Circassia settlement – current portion (Note 8)	-	4,500
Deferred revenue	-	138
Accrued interest	98	23
Goods received not invoiced	298	356
Other	311	252

Total short-term accrued expenses	$2,631	$8,402

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	December 31, 2024	December 31, 2023

Common stock warrants	80,182,796	694,363
Common stock options	10,594,598	7,978,094
Restricted shares	367,800	748,400
Loan and Security – conversion feature	-	392,465
Total	91,145,194	9,813,322

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

On May 25, 2021, the Company and Circassia entered into a settlement agreement (the “Settlement Agreement”) resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments. The first payment of $2.5 million was triggered upon FDA approval for the LungFit® PH (fixing the “Initial Payment Due Date”) at July 28, 2022. Thereafter, the Company is to pay $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6.0 million As of December 31, 2024 and March 31, 2024 $0.0 million and $4.5 million is included in accrued liabilities as $4.5 million was paid to Circassia as the final settlement payment in September 2024.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 COMMITMENTS AND CONTINGENCIES

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

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $0.1 million upon the execution of the NitricGen Agreement, $0.1 million upon achieving the next milestone and $1.5 million in January 2023, six months after approval of the LungFit® by the FDA) and issued 100,000 warrants to purchase the Company’s common stock valued at $0.3 million upon executing the NitricGen Agreement. As of December 31, 2024 the remaining future milestone payments total $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement with an initial expiration date of December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides 12 months’ notice of intent not to renew. As of the date of this report, the Company has not provided such notice. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of December 31, 2024 was approximately $1.1 million with this supplier. This supplier holds $4.4 million of restricted cash to partially secure materials on the Company’s behalf recorded in other current assets and prepaid expenses.

Contingencies

In April 2023, the Company paid a total of $7.6 million, including damages and interest, in satisfaction of judgment in resolution of the Empery Suit.

In December 2021, Hudson Bay Master Fund (“Hudson”) filed a lawsuit in the Supreme Court on the State of New York against the Company relating to the notice of adjustment of the exercise price of and the number of warrant shares issuable under warrants issued to Hudson in January 2017. Hudson received 83,334 warrants in connection with the January 2017 offering. Hudson’s complaint alleged breach of contract and that Hudson is entitled to damages and interest as a result of certain adjustments to the exercise price and number of warrant shares issuable following a February 2018 financing transaction. The lawsuit was settled in July 2023 and the Company paid $3.1 million for defense and indemnity costs in the quarter ended December 31, 2023.

From time to time, we are involved in various legal matters arising in the normal course of business. We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 LOANS

Loan and Security Agreement

On June 15, 2023, Beyond Air, Inc. and its wholly-owned subsidiary, Beyond Air Ltd., entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”) and the Lenders. Also on June 15, 2023, the Company entered into a Supplement to the Loan and Security Agreement (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders. A total of $17.5 million was advanced under the loan. The loan principal was repayable in equal monthly installments beginning on January 1, 2025. The loans bore interest at a rate per annum equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. For the nine months ended December 31, 2024 and December 31 2023, the Company incurred and paid $0.6 million and $0.6 million, respectively in interest on the loan.

Also, on June 15, 2023, the Company granted the Lenders warrants to purchase an aggregate of 233,843 shares of common stock at an exercise price of the lesser of $5.88 or the price per share of the Company’s next bona fide round of equity financing before June 30, 2024 and also granted the Lenders conversion rights for up to $3.0 million in aggregate of the principal amount in common stock at a price equal to 130% of the exercise price of the warrant (1,390,176 of common stock at $2.158), for the life of the loan (“the “Conversion Right”).

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

Upon consummation of the offering contemplated by the Securities Purchase Agreement II and in accordance with their original terms, the 233,843 liability classified warrants issued the lenders had their repriced exercise price of $1.66 per share repriced to $0.38 per share.

The warrants are freestanding liability classified financial instruments to which a portion of the debt proceeds were allocated to warrants and based on the warrants estimated fair value at issuance. The remaining proceeds were allocated to the long-term debt. Costs allocated to the warrants were expensed immediately and costs allocated to the debt are recorded as a debt discount and are amortized into interest expense over the life of the debt using the effective interest method. The conversion feature was bifurcated from the debt and was accounted for as a derivative liability.

On September 30, 2024, Beyond Air and the Lenders reached an agreement to extinguish the Avenue Capital senior secured term loan for a one-time payment of $17.85 million. This agreement eliminates the debt and interest payments that would have been made to Avenue Capital from October 1, 2024 through June 30, 2026 of $12.0 million. In connection with this agreement $5.0 million was paid on September 27, 2024 in partial settlement. The $5.0 million settlement was treated as a partial extinguishment of the loan agreement and therefore, proportionate amounts of unamortized discount and deferred financing costs were written off during the three months ended December 31, 2024, resulting in the company recording loss on extinguishment of debt of $1.9 million in the condensed consolidated statements of operations. The final $12.85 million was paid on October 4, 2024.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 LOANS (continued)

Components of Loan and Security Agreement (in thousands)

	December 31, 2024	March 31, 2024

Amount outstanding	$-	$17,500
Debt discount	-	(4,541)
Amortization of debt discount	-	1,149
Final payment liability	-	613
Total	$-	$14,721

On November 1, 2024, the Company entered into a loan and security agreement for a secured loan with certain lenders including its Chief Executive Officer Steven Lisi and director Robert Carey. The loan agreement was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The loan agreement provides for the following expected terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum which shall be payable in kind through July 2026; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; (v) the Company’s obligations will be secured by substantially all of the Company’s assets and (vi) the Company shall issue the lenders warrants to purchase shares of the Company’s common stock at an exercise price of $0.3793 per share. On September 27, 2024, the Company received $7.5 million as an advance payment of this loan.

As part of the loan and security agreement, the company issued warrants to the lenders. The 15,159,504 warrant shares had a value of $0.28 per warrant, resulting in a fair value (based on a Black-Scholes model) of $4.2 million. The warrant is classified as an equity instrument and therefore, the allocation of the loan proceeds should be allocated based on the relative fair value of the loan and warrant. The Company, however, determined that the residual method will approximately yield the same results, under which the value of the Loan will be determined to equal the Loan’s carrying amount (after deduction the discount attributable to the fair value of the warrant and debt issuance costs) on the closing date. The residual value attributable to the Loan is deemed to approximate the fair value. resulting in an allocation of $3.1 million as debt discount at December 31, 2024.

December 31, 2024
Risk-free interest rate	3.58%
Expected volatility (Beyond Air)	93.4%
Dividend yield	0%
Expected terms (in years)	5

Maturity of Long-Term Loan (in thousands)	December 31, 2024

2025	$-
2026	1,307
2027	5,225
2028	5,309
Total	$11,841

Components of Loan Agreement (in thousands)

	December 31, 2024	March 31, 2024

Amount outstanding	$11,500	$-
Capitalized interest	341
Debt discount	(3,249)	-
Amortization of debt discount	119	-
Total	$8,710	$-

NOTE 11 – LEASE REVENUES

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

The Company recognized $1.1 million and $0.3 million in LungFit® PH lease revenues for the three months ended December 31, 2024 and December 31, 2023, respectively, included revenues in the accompanying unaudited condensed consolidated statements of operations. The Company received approximately $1.0 million and $0.3 million in cash associated with leases which the Company is the lessor for the three months ended December 31, 2024 and December 31,2023, respectively. The Company has recorded $0.2 million and $0 million in deferred revenue as of December 31, 2024 and December 31, 2023, respectively.

The Company recognized $2.6 million and $0.7 million in LungFit® PH lease revenues for the nine months ended December 31, 2024 and December 31, 2023, respectively, included revenues in the accompanying unaudited condensed consolidated statements of operations. The Company received approximately $2.1 million and $0.4 million in cash associated with leases which the Company is the for lessor for the nine months ended December 31, 2024 and December 31,2023, respectively. The Company has recorded $0 million and $0.1 million in deferred revenue as of December 31, 2024 and December 31, 2023, respectively.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – LEASE REVENUES (continued)

The following schedule presents the minimum future lease payments under the LungFit® PH lease arrangements that were in place as of December 31, 2024 (in thousands):

Future lease payments under the LungFit® PH lease arrangements (in thousands)	December 31

2025	$973
2026	2,934
2027	1,631
2028	356
Total	$5,894

The LungFit® PH devices are included in Property and Equipment (Note 3) and have the useful life of five years. Depreciation expense related to leased LungFit® PH devices was $0.6 million and $0.6 million for the three months ended December 31, 2024 and December 31, 2023, respectively.

Depreciation expense related to leased LungFit® PH devices was $1.7 million and $0.7 million for the nine months ended December 31, 2024 and December 31, 2023, respectively.

The depreciation expense related to customer leased devices is included in the cost of revenue in the unaudited condensed consolidated statements of operations and comprehensive loss.

Capitalized sales commissions

Sales commissions related to obtaining LungFit® PH lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Total capitalized costs for the three and nine months ended December 31, 2024 and December 31, 2023 were immaterial.

NOTE 12 – SUBSEQUENT EVENTS

None.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “expect,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar conditional expressions. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Form 10-Q titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-K, as well as the following:

●	our ability to successfully commercialize our LungFit® PH system in the U.S.;
●	our ability to successfully commercialize CE Certificate of Conformity to CE mark LungFit® in the European Union (the “EU”) and international markets;
●	our expectation to incur losses for the next few years;
●	our ability to predict accurately the demand for our products, and products under development and to develop strategies to address markets successfully;
●	the possibility that products may contain undetected errors or defects or otherwise not perform as anticipated;
●	the anticipated development of markets we sell our products into and the success of our products in these markets;
●	our future capital needs and our need to raise additional funds;
●	our ability to build a pipeline of product candidates and develop and commercialize our approved products;
●	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary certifications or regulatory approvals;
●	our ability to maintain our existing or future collaborations or licenses;
●	our ability to protect and enforce our intellectual property rights;
●	Federal, state, and foreign regulatory requirements, including the U.S Food and Drug Administration (“FDA”) regulation of our approved product and product candidates;
●	our ability to obtain and retain key executives and attract and retain qualified personnel; and
●	our ability to successfully manage our growth, including as a commercial-stage company.

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

LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. Our current areas of focus with LungFit® are PPHN, nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). Our current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the EU for the product to be CE marked, as well as comparable foreign regulatory authorities.

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

The second program, which does not utilize the LungFit® platform, partially inhibits neuronal nitric oxide synthase (“nNOS”) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). ASD is a serious neurodevelopmental and behavioral disorder, and one of the most disabling conditions and chronic illnesses in children. ASD includes a wide range of developmental disorders that share a core of neurobehavioral deficits manifested by abnormalities in social interactions, deficits in communication, restricted interests, and repetitive behaviors. In 2023, the CDC reported that approximately 1 in 36 children in the U.S. is diagnosed with an ASD. The cost of caring for Americans with autism had reached $268 billion in 2015 and would rise to $461 billion by 2025 in the absence of more-effective interventions and support across the life span. We expect this program to progress from preclinical to a phase 1 first-in-human clinical trial in 2026. Beyond Air has formed a wholly owned subsidiary called NeuroNOS which is responsible for pre-clinical and clinical development.

LungFit® PH is the first FDA-approved and CE Mark system using our patented plasma pulse technology to generate on-demand NO from ambient air and, regardless of dose or flow, deliver it to a ventilator circuit. The device uses a medical air compressor to drive room air through a plasma chamber in the center of the unit where pulses of electrical discharge are created between two electrodes. The system uses the power equivalent to a 60-watt lightbulb to ionize the nitrogen and oxygen molecules, which then combine as NO with low levels of nitrogen dioxide (“NO2”) created as a byproduct. The products are then passed through a Smart Filter, which removes the toxic NO2 from the internal circuit. With respect to PPHN, the novel LungFit® PH is designed to deliver a dosage of NO to the lungs that is consistent with current guidelines for delivery of 20 ppm NO with a range of 0.5 ppm – 80 ppm (low concentration NO) for ventilated patients.

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

We submitted a PMA supplement to the FDA in November 2023 for the expansion of the label to include certain cardiac surgeries and on December 2, 2024 we received the CE mark under the Medical Device Regulation (“MDR”) in the EU. According to the most recent year-end report from Mallinckrodt Pharmaceuticals (“Mallinckrodt”), sales of NO were $303.2 million in 2023 (down from $339.7 million in 2022) for the United States, Canada, Japan, Mexico and Australia, with >90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower sales than in the U.S. We believe the addressable U.S. market for LungFit® PH to be approximately $350 million and worldwide to be approximately $700 million. We initiated the first phase of our commercial launch (the limited launch phase to introduce Lungfit PH and Beyond Air to hospitals) in July 2022, and entered into phase 2 (to target initial market share gains in certain geographies) with an expanded commercial presence during the spring of 2023 in the U.S. and will continue to work towards a launch in the EU and globally in 2025 and beyond. We anticipate entering the final phase of our launch process in calendar 2025 where we intend to equip our commercial organization to become the market leader in the U.S. in a few years.

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

A Phase 1b trial has been approved by the Israeli Ministry of Health (IMOH). This trial will enroll up to 20 subjects with prior exposure to anti-PD-1 antibody that have either progressed, not achieved a response, or have prolonged stable disease ( 12 weeks) on single agent anti-PD-1 without radiographic evidence of continued tumor reduction. Subjects enrolled in the Phase 1b trial will be treated with the UNO + anti-PD-1 combination.

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

Work is currently being done by the University in a preclinical setting. We expect the program to progress into a phase 1 first-in-human clinical trial prior to the end of calendar year 2026.

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no material changes to our critical accounting estimates for the nine months ended December 31, 2024.

Results of Operations and Comprehensive Loss

Below are the results of operations for the three and nine months ended December 31, 2024 and December 31, 2023:

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Revenue	$1,072	$391	$2,553	$689

Cost of revenue	1,287	748	4,184	1,483

Gross loss	(215)	(356)	(1,631)	(794)

Research and development	(3,005)	(6,838)	(13,599)	(18,664)
General and administrative	(7,732)	(9,768)	(22,133)	(30,915)
Operating expenses	(10,737)	(16,606)	(35,732)	(49,578)

Operating loss	(10,952)	(16,963)	(37,363)	(50,372)

Other income (loss)
Dividend/interest income	126	388	637	1,438
Interest and finance expense	(549)	(919)	(2,439)	(1,991)
Change in fair value of warrant liability	4	46	275	693
Change in fair value of derivative liability	-	135	1,314	1,147
Foreign exchange gain/(loss)	46	31	(26)	(3)
Loss on disposal of fixed assets	(62)	-	(233)	-
Loss on extinguishment of debt	(1,910)	-	(2,534)	-
Estimated liability for contingent loss	-	(11)	-	(609)
Other income / (expense)	(37)	35	11	(42)
Total other income (expense)	(2,381)	296	(3,052)	633

Benefit from income taxes	-	-	-	-

Net loss	$(13,333)	$(17,258)	$(40,416)	$(49,739)

Less : net loss attributable to non-controlling interests	(300)	(1,038)	(1,825)	(3,204)

Net loss attributable to Beyond Air, Inc.	(13,032)	(16,220)	(38,591)	(46,535)

Foreign currency translation loss	(61)	(9)	(37)	(19)
Comprehensive loss attributable to Beyond Air, Inc.	$(13,093)	$(16,229)	$(38,628)	$(46,554)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.15)	$(0.50)	$(0.64)	$(1.46)

Weighted average number of shares, outstanding, basic and diluted	88,074,511	32,472,476	60,417,218	31,883,799

Comparison of Three and Nine Months Ended December 31, 2024 with the Three and Nine Months Ended December 31, 2023

Revenues and Cost of Revenues

$1.1 million and $0.4 million revenue was recognized for the three months ended December 31, 2024 and December 31, 2023, respectively. Cost of revenue of $1.3 million and gross losses of $0.2 million were recognized for the three months ended December 31, 2024, compared to a cost of revenue of $0.8 million and gross losses of $0.4 million for the three months ended December 31, 2023.

$2.6 million and $0.7 million revenue was recognized for the nine months ended December 31, 2024 and December 31, 2023, respectively. Cost of revenue of $4.1 million and gross losses of $1.6 million were recognized for the nine months ended December 31, 2024, compared to a cost of revenue of $1.5 million and gross losses of $0.8 million for the nine months ended December 31, 2023.

Revenues continue to expand as we continue to sign hospital contracts. Cost of revenue exceeded revenue primarily due to one-time costs required to upgrade our existing fleet of devices, provisions for excess inventory and depreciation of devices purchased but not yet deployed.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2024 were $3.0 million as compared to $6.8 million for the three months ended December 31, 2023. The decrease of $3.8 million was primarily attributed to a decrease in spend in salaries $0.8 million ($0.6 million in Beyond Air and of $0.2 million in Beyond Cancer), stock-based compensation $2.2 million in Beyond Cancer, pre-clinical studies $0.5 million ($0.4 million in Beyond Air and $0.1 million in Beyond Cancer), clinical studies $0.9 million ($0.6 million in Beyond Air and $0.3 million in Beyond Cancer), professional fees $0.1 million in Beyond Air offset by an increase in Gen II device development costs of $0.7 million in Beyond Air.

Research and development expenses for the nine months ended December 31, 2024 were $13.6 million as compared to $18.7 million for the nine months ended December 31, 2023. The decrease of $5.1 million was primarily attributed to a decrease in spend in salaries $0.5 million ($1.0 million in Beyond Air offset by an increase of $0.5 million restructuring costs in Beyond Cancer), stock-based compensation $3.7 million ($0.8 million in Beyond Air and $2.9 million in Beyond Cancer), pre-clinical studies $1.0 million ($0.9 million in Beyond Air and $0.1 million in Beyond Cancer), clinical studies $1.5 million ($1.1 million in Beyond Air and $0.4 million in Beyond Cancer), professional fees $0.4 million ($0.2 million in Beyond Air and $0.2 million in Beyond Cancer), travel expenses $0.1 million in Beyond Air offset by an increase in Gen II device development costs of $2.2 million in Beyond Air.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2024 and December 31, 2023 were $7.7 million and $9.8 million, respectively. The decrease of $2.0 million was attributed primarily to a decrease in spend in salaries $0.3 million ($0.5 million in Beyond Air offset by increased spend of $0.2 million in Beyond Cancer), a decrease of $1.8 million due to stock based compensation cost ($0.3 million in Beyond Air and $1.5 million related to Beyond Cancer), $0.3 million marketing and advertising costs for Beyond Air, $0.1 million rent costs for Beyond Air offset by an increase $0.4 million in legal fees.

Selling, general and administrative expenses for the nine months ended December 31, 2024 and December 31, 2023 were $22.1 million and $30.9 million, respectively. The decrease of $8.8 million was attributed primarily to a decrease in spend in salaries $1.1 million in Beyond Air, a decrease of $6.3 million due to stock based compensation cost ($2.6 million in Beyond Air and $3.7 million related to Beyond Cancer), $0.7 million professional fees ($0.9 million in Beyond Air offset by increased spend $0.2 million in Beyond Cancer), $0.3 million marketing and advertising costs for Beyond Air, $0.4 million rent costs ($0.2 million in Beyond Air and $0.2 million in Beyond Cancer), $0.3 million travel costs ($0.2 million in Beyond Air and $0.1 million in Beyond Cancer) offset by an increase $0.4 million in legal fees.

Other Income/Expense

Other expense for the three months ended December 31, 2024, and December 31, 2023, was $2.4 million and income of $0.3 million, respectively. The increase in expense of $2.1 million was attributed primarily to decreased dividend and interest income of $0.3 million, $1.9 million related to the loss on extinguishment of the Loan and Security agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”), and change in fair value of the derivative liability of $0.1 million, $0.1 million losses incurred on disposal of fixed assets in relation to office closures offset by a decrease of $0.4 million in interest expense.

Other income/(expense) for the nine months ended December 31, 2024, and December 31, 2023, was an expense of $3.1 million and income of $0.6 million, respectively. The $3.7 million increase in expense is mainly due to a change in fair value of warrant liability of $0.5 million on the Loan and Security Agreement, in addition to decreased $0.8 million of interest and dividend income from our investments in marketable securities, $2.5 million related to the loss on partial extinguishment of the Loan and Security agreement, an increase in interest expense of $0.4 million, $0.2 million losses incurred on disposal of fixed assets in relation to office closures and offset by a decrease of $0.6 million of non-product related litigation and change in fair value of the derivative liability of $0.2 million on the Loan and Security Agreement.

Net Loss Attributable to Non-controlling Interests

Net loss attributed to non-controlling interests for the three months ended December 31, 2024, was $0.3 million, compared to $1.0 million for the three months ended December 31, 2023. Net loss attributed to non-controlling interests for the nine months ended December 31, 2024, was $1.8 million, compared to $3.2 million for the nine months ended December 31, 2023. Non-controlling interests represent 20% of the net loss of our Beyond Cancer subsidiary, which was established in November 2021.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders of Beyond Air, Inc for the three months ended December 31, 2024, was ($13.1) million or a loss of ($0.15) per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the three months ended December 31, 2023 was ($16.2) million or a loss of ($0.50) per share, basic and diluted.

Net loss attributed to common stockholders of Beyond Air, Inc for the nine months ended December 31, 2024, was ($38.6) million or a loss of ($0.64) per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the nine months ended December 31, 2023 was ($46.5) million or a loss of ($1.46) per share, basic and diluted.

Liquidity and Capital Resources

Cash Flows

Below is a summary of our cash flows activities for the nine months ended December 31, 2024 and December 31, 2023:

	Nine Months Ended
	December 31,
(in thousands)	2024	2023

Net cash provided by (used in):
Operating activities	$(31,261)	$(45,289)
Investing activities	12,324	(10,568)
Financing activities	12,146	27,274
Effect of exchange rate changes on cash and cash equivalents	(16)	18
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,776)	$(28,565)

Operating Activities

For the nine months ended December 31, 2024, the net cash used in operating activities was $31.2 million which was primarily due to our net loss of $40.4 million, which includes $9.0 million of stock-based compensation, $2.5 million costs related to the extinguishment of the Loan and Security agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”), $2.2 million of depreciation and amortization, $1.6 million in prepayments and other assets, $0.9 million in amortization of debt discount, offset by $ 4.5 million of accrued expenses (which included ($4.5) million of the payment of the final tranche with Circassia Limited and its affiliates (“Circassia”) and ($2.9) million for the Hudson settlement and ($7.6) million attributable to the resolution of Empery Asset Master, Ltd. Et AL, vs AIT Therapeutics Inc.), and $1.6 million change in the fair value of the warrant and derivative liabilities.

For the nine months ended December 31, 2023, the net cash used in operating activities was $45.3 million which was primarily due to our net loss of $49.7 million, which includes $19.0 million of stock-based compensation, $0.4 million received in grant payments, $1.2 million of depreciation and amortization and $0.5 million decrease in accounts payable, $1.8 million increase in prepaid accounts, partially offset by ($3.5) million of the payment of the second tranche of the May 2021 settlement with Circassia, ($2.9) million for the Hudson settlement and ($7.6) million attributable to the resolution of Empery Asset Master, Ltd. Et AL, vs AIT Therapeutics Inc.

Investing Activities

For the nine months ended December 31, 2024, net cash provided by investing activities was $12.3 million. For the nine months ended December 31, 2023, net cash used in investing activities was $10.6 million. In the nine months ended December 31, 2024, the Company redeemed a net $16.7 million of excess cash in high quality, short term, U.S. dollar denominated marketable equities with high liquidity and invested $4.5 million for the purchase of property and equipment, mainly LungFit PH devices. In the nine months ended December 31, 2023, the Company invested $6.8 million of excess cash in high quality, short term, U.S. dollar denominated marketable equities with high liquidity, and $3.8 million for the purchase of property and equipment, mainly LungFit PH devices.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2024 was $12.1 million, mainly from the issuance of securities through securities purchase agreements which the net proceeds were $18.8 million, $11.3 million payment received on the loan agreement, and the issuance of common stock in connection with the At-The-Market Offering Sales Agreement with Truist Securities, Inc (the “2022 ATM”) of $0.6 million partially offset by $18.7 million from the payment of short-term loans, including a $17.5 million repayment to Avenue Capital. Net cash provided by financing activities for the nine months ended December 31, 2023 was $27.3 million, mainly from the Loan and Security Agreement of which the net proceeds were $15.8 million, and the issuance of common stock in connection with the 2022 ATM (as defined below) of $12 million partially offset by $0.7 million from the payment of short-term loans

Future Funding Requirements

We have generated revenue of $3.7 million from the sale of products to date. We had an operating cash flow decrease of $6.8 million for the nine months ended December 31, 2024 and we have experienced an accumulated loss of $278.3 million since inception through December 31, 2024. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $10.9 million ($6.9 million excluding Beyond Cancer) and $0.2 million in restricted cash. Management believes these factors raise substantial doubt about the Company’s ability to meet its obligations with cash on hand, however, management believes this doubt is alleviated through plans for increased revenues and decreased expenditures, many of which have already been implemented, enabling increased cash flows. The company has recently signed agreements with TrillaMed (providing access to Department of Defense and Veterans Affairs hospitals), Healthcare Links (expanding access to group purchasing organizations and integrated delivery networks) and Business Asia Consultants (accelerating global expansion) which will drive increased revenues. The company has implemented a capital conservation strategy, reducing our back office footprint, reducing staffing levels by over 30% across the company, placing our VCAP study on hold pending future funding and adjusting our production forecasts.  The Company expects an immediate benefit from these actions.

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

On May 25, 2021, the Company and Circassia entered into a settlement agreement (“the Settlement Agreement”) resolving all claims by and between the parties and mutually terminating the agreement with Circassia disclosed in Note 8 above. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments. The first payment of $2.5 million was triggered upon FDA approval for the LungFit® PH (fixing the Initial Payment Due Date at July 28, 2022). Thereafter, the Company paid $3.5 million to Circassia on the first anniversary of the Initial Payment Due Date and $4.5 million on the second anniversary of the Initial Payment Due Date, which was in the second fiscal quarter of 2025. Additionally, beginning in the third fiscal quarter of 2025, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. until the final $6.0 million has been paid.

On February 4, 2022, we entered into the 2022 ATM. Under the 2022 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $50.0 million, from time to time and at various prices. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by us under a Form S-3 registration statement, including pursuant to the 2022 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As of December 31, 2024, due to the SEC’s “baby shelf rules,” we were permitted to sell up to $9.6 million of shares of common stock pursuant to the 2022 ATM. We will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million. If shares of our common stock are sold, there is a 3% fee paid to the sales agent.

On June 15, 2023, the Company and its wholly owned subsidiary, Beyond Air Ltd. entered into a Loan and Security Agreement (the “LSA”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”), Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P, a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”). Also on June 15, 2023, the Company entered into a Supplement to the LSA (collectively with the Agreement, the “Loan Agreement”) with the Agent and the Lenders for senior secured term loans, with $17.5 million advanced upon entry into the LSA. On December 31, 2024 Beyond Air and Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P. (“collectively, Avenue Capital”) reached an agreement to extinguish the Avenue Capital senior secured term loan for a one-time payment of $17.85 million. This agreement eliminates the debt and interest payments that would have been made to Avenue Capital from October 1, 2024 through June 30, 2026 of $12.0 million. In connection with this agreement $5.0 million was paid on September 27, 2024 in partial settlement. The final $12.85million was paid on October 4, 2024. Avenue Capital invested $3.35 million in the Securities Purchase Agreement II at the same terms and conditions as all other investors.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2024, there were no changes made to our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

On August 8, 2024, the Company received a letter from the staff of the Nasdaq Listing Qualifications Department (the “Staff”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was given 180 calendar days, or until February 4, 2025, to regain compliance with the Minimum Bid Price Requirement. As the Company did not regain compliance with the Minimum Bid Price Requirement by February 4, 2025, the Company was afforded a second 180 calendar day period to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement and will need to provide written notice of its intention to cure the deficiency during such additional compliance period, by effecting a reverse split of its common stock, if necessary. If it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for the additional compliance period, and the Company does not regain compliance by August 4, 2025, Nasdaq will provide written notification to the Company that its common stock is subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., dated January 9, 2017, filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated June 25, 2019, filed as Exhibit 3.3 to our Annual Report on Form 10-K, as filed with the SEC on June 28, 2019, and incorporated herein by reference.

3.3	Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated November 25, 2024, filed as Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on November 26, 2024, and incorporated herein by reference.

3.4	Amended and Restated Bylaws of AIT Therapeutics, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.2	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 10.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.3	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017, and incorporated herein by reference.

4.4	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on February 22, 2018, and incorporated herein by reference.

4.5	Form of Warrant to Purchase Common Stock, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

4.6	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of June 15, 2023, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

4.7	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of June 15, 2023, filed as Exhibit 4.2 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

4.8	Form of Common Stock Purchase Warrant, by and between Beyond Air, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on March 22, 2024 and incorporated herein by reference.

4.9	Form of Common Stock Purchase Warrant, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of June 21, 2024, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on June 27, 2024 and incorporated herein by reference.

4.10	Form of Common Stock Purchase Warrant, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of June 21, 2024, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on June 27, 2024 and incorporated herein by reference.

4.11	Form of Pre-funded Warrant, by and between Beyond Air, Inc. and the purchasers, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

4.12	Form of Common Warrant, by and between Beyond Air, Inc. and the purchasers, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

4.13	Form of Common Stock Purchase Warrant filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on November 6, 2024, and incorporated herein by reference.

10.1	Beyond Air, Inc. Seventh Amended and Restated 2013 Equity Incentive Plan, filed as Appendix A to the Proxy Statement for Beyond Air, Inc.’s 2025 Annual Meeting of Stockholders, filed with the SEC on October 31, 2024, and incorporated herein by reference.

10.2	Loan and Security Agreement, by and between Beyond Air, Inc. and BCR8V LLC, dated November 1, 2024, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on November 6, 2024, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEYOND AIR, INC.

/s/ Steven Lisi
Date: February 10, 2025	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Larson
Date: February 10, 2025	Douglas Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)

