Form 10-K
period 2025-03-31
Beyond Air, Inc.
filed 2025-06-20
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2025

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

As of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $24.9 million based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market.

There were 92,794,777 shares of common stock of the registrant, par value $0.0001 per share, outstanding as of June 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Beyond Air, Inc.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended March 31, 2025

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “expect,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar conditional expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:

- our ability to successfully commercialize our LungFit® PH system;

- our expectation to incur losses for the next year;

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

Our business is subject to the following principal risks and uncertainties:

Risks Related to our Financial Position and Capital Requirements

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Numerous factors, including the incurring of significant losses, are relevant to our financial success and any or all such factors could have a disproportionate impact on our bottom line.
●	We will need to raise additional capital, and such capital raising may be costly or difficult to obtain, and could dilute current stockholders’ ownership interests.
●	Our failure to comply with the covenants or other terms of the Loan Agreement (as defined below), including as a result of events beyond our control, could result in a default under the Loan Agreement that could materially and adversely affect the ongoing viability of our business.

Risks Related to Commercialization of our Approved Product or Product Candidates

●	If the market opportunities for our approved product or product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
●	Intense competition and rapid technological changes may adversely affect our ability to successfully commercialize our approved product or product candidates.
●	If we are unable to scale sales and marketing capabilities or enter into agreements with third parties to market and sell our approved product or product candidates, we may be unable to generate revenue.
●	Our approved product and any future product candidates that we may bring to market may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for our approved product or product candidates may be smaller than we estimate.
●	If we fail to properly manage our anticipated growth, our business could suffer.
●	Pricing pressure from our competitors and our customers may impact our ability to sell our products at prices necessary to support our current business strategies.
●	Many of our current and potential competitors have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our approved product and any future product candidates obsolete or noncompetitive.
●	We may be subject to enforcement action if we engage in improper marketing or promotion of our products.
●	Healthcare legislative or regulatory reform measures, including government restrictions on pricing and reimbursement, may have a negative impact on our business and results of operations.
●	Cybersecurity risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in harm to our business and/or subject us to costs, fines or lawsuits.
●	Failure to comply with applicable privacy, data and security regulations could result in substantial penalties, liability and negative publicity which could adversely affect our business operations.

Risks Related to the Discovery and Development of Our Product Candidates

●	We cannot give any assurance that any of our product candidates will receive certification or regulatory approval, which is necessary before they can be commercialized.
●	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidates.
●	We have conducted, and may in the future conduct, clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
●	If we experience any of a number of possible unforeseen events in connection with clinical trials of our product candidates, potential certification or marketing approval or commercialization of our product candidates could be delayed or prevented.
●	Our subsidiaries are exploring novel therapeutic processes with NO and once they develop product candidates, those product candidates are likely to be classified as pharmaceutical drugs by the FDA and thus face stringent regulation.
●	We may experience delays or difficulties in the enrolment of patients in clinical trials.
●	Serious adverse events (“SAEs”), or undesirable side effects of our product candidates may be identified.
●	Even if we obtain certification or regulatory approvals for our product candidates, we will still face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

Risks Related to our Reliance on Third Parties

●	We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.
●	Any failure by a third-party supplier or manufacturer to produce or deliver supplies for us or to provide necessary servicing may delay or impair our ability to complete our clinical trials or commercialize our approved product or product candidates.
●	We may seek to enter into collaborations with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our approved product or product candidates.
●	The third-party manufacturing facilities on which we rely are subject to significant regulation and may not continue to meet regulatory requirements.
●	Our reliance on third parties necessitates the sharing of trade secrets, which increases the possibility of their improper disclosure or appropriation.

Risks Related to our Intellectual Property

●	If we fail to obtain and maintain sufficiently broad patent protection of our technology, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.
●	We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
●	Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
●	We may not be successful in obtaining or maintaining necessary intellectual or proprietary rights to our approved product or product candidates including, but not limited to acquisitions and in-licenses.

Risks Related to our Business Operations

●	We manage our business through a small number of employees and key consultants.
●	We may need to expand our operations and increase the size of our Company, which may expose us to difficulties in managing growth as well as additional regulatory operational and financial risks.
●	Our international operations and plans to expand such operations present challenges and risks related to doing business internationally.
●	Conditions in Israel may materially and adversely affect our business.
●	The use of our product or any of our product candidates could result in product liability or similar claims that could be expensive, damage our reputation and harm our business.
●	Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.
●	We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.

Risks Related to the Ownership of our Common Stock

●	Our failure to maintain our compliance with Nasdaq’s continued listing standards or other requirements could result in our common stock being delisted from Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our common stock and decrease or eliminate your investment.
●	Stockholder disputes may be limited by the terms of our amended and restated certificate of incorporation.
●	Trading in our common stock has been volatile and may continue to be volatile in the future.
●	Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws, as well as Delaware law, may discourage, delay, or prevent a change of control of our Company.

Risks Related to Employee Matters

●	Our business could suffer if we lose the services of key members of our senior management, key advisors or personnel.
●	Our employees may engage in misconduct or other non-compliant activities.
●	We are subject to various healthcare laws; failure to comply with such laws may result in substantial penalties.
●	Employee litigation and unfavorable publicity could negatively affect our future business.
●	We may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

General Risk Factors

●	The increasing use and relevance of social media platforms may present new risks.
●	Our business may be affected by unfavorable global or U.S. economic conditions.

PART I

ITEM 1. BUSINESS

Business Overview

We are a commercial-stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. The Company’s first device, LungFit® PH received premarket approval (“PMA”) from the FDA in June 2022. The NO generated by the LungFit® PH system is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. This condition is commonly referred to as persistent pulmonary hypertension of the newborn (“PPHN”). The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. In September 2022, we commenced marketing LungFit® PH in the United States for PPHN as a medical device.

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

LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery of NO at concentrations > 100 parts per million (ppm) through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s other areas of focus with the LungFit® platform beyond PPHN are nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). Our current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the EU for the product to be CE marked, as well as comparable foreign regulatory authorities.

With Beyond Air’s focus on NO and its effect on the human condition, there are two additional programs that do not utilize our LungFit® system. Through our majority-owned affiliate Beyond Cancer Bermuda Limited (“Beyond Cancer”), NO is used to target solid tumors. The LungFit® platform is not utilized for the solid tumor indication due to the need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that is designed to safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program is currently in phase 1 clinical trials.

On November 4, 2021, Beyond Air reorganized its oncology business into a new private company called Beyond Cancer. Beyond Air’s preclinical oncology team and the exclusive right to the intellectual property portfolio utilizing UNO for the treatment of solid tumors now reside with Beyond Cancer. Beyond Air has 80% ownership in Beyond Cancer.

The second program which does not utilize the LungFit® platform partially inhibits neuronal nitric oxide synthase (nNOS) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). On June 15, 2023, the Company announced that it has entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (the “University”) to acquire the commercial rights for nNOS inhibitors being developed for the treatment of ASD and other neurological conditions. Currently, there are no FDA-approved therapies specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air shall pay to the University compensation for pre-clinical work over the three-year period from the date of the agreement. Also, the Company will pay to the University a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones. The Company expects this program to progress from preclinical to a phase 1 first-in-human clinical trial by the end of 2026.

On March 24, 2025, Beyond Air reorganized its neurology business into a new private company called NeuroNOS Limited (“NeuroNOS”). Beyond Air’s infrastructure, for example regulatory, quality, legal, etc, will continue to support the NeruoNOS team. Beyond Air has 88.2% ownership in NeuroNOS.

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

We believe the ability of LungFit® PH to generate NO from ambient air provides us with many competitive advantages over the current standard of NO delivery systems in the U.S., the EU, Japan and other markets. For example, LungFit® PH does not require the use of a high-pressure cylinder, does not require cumbersome purging procedures and places less burden on hospital staff in carrying out logistics and safety procedures.

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

LungFit® PH is the inaugural device from the LungFit® platform of NO generators that use patented ionizer technology and is the first FDA-approved and CE Marked product for Beyond Air.

We submitted a PMA supplement to the FDA in November 2023 for the expansion of the label to include certain cardiac surgeries. According to the most recent year-end report from Mallinckrodt Pharmaceuticals (“Mallinckrodt”), sales of NO were $261.4 million in 2024 (down from $303.2 million in 2023) for the United States, Canada, Japan, Mexico and Australia, with ~90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower relative sales than in the U.S. We believe the U.S. sales potential of LungFit® PH to be approximately $350 million and worldwide sales potential to be approximately $700 million or greater. We initiated the first phase of our commercial launch in July 2022 (the limited launch phase to introduce Lungfit® PH and Beyond Air to hospitals), and entered into phase 2 (target initial market share gains in certain geographies) with an expanded commercial presence during the spring of 2023 in the U.S. We recently entered the final phase of our launch process where we will equip our commercial organization to become the market leader in the U.S. in a few years. Since receiving CE Mark in late November, 2024, we have received regulatory approvals in Australia, New Zealand, Hong Kong and Thailand with our partner Getz Healthcare and are awaiting approvals in several other countries in South East Asia. Additionally, we have signed new distribution agreements covering France, Italy, Turkey, India, Saudi Arabia, and Morocco, among others. We anticipate significant contribution to revenues in fiscal 2026 and beyond from these and future partnerships.

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

Following completion of the clinical trial and the 180-day follow-up period, incremental data were provided in a poster presentation at IDWeek 2022. In addition to the positive clinical results provided at ECCMID 2022, the poster showed a larger decline in c-reactive protein (“CRP”) from baseline for patients treated with NO + SST compared to the control group. Analysis of the data provides compelling evidence that high concentration NO delivery with the LungFit® PRO generator and delivery system can be a powerful tool against any type of pneumonia, especially COVID-19. The Company commenced a clinical trial in the second half of calendar 2023 in the United States and has made the decision to pause this study pending future funding.

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

The pivotal clinical trial for bronchiolitis was originally set to be performed in the winter of 2020/21 but was delayed due to the COVID-19 pandemic. We have completed three successful pilot studies for bronchiolitis. A further analysis of the three previously reported pilot studies was presented at the ATS International Conference 2021. Analysis across the studies (n=198 infants, mean age 3.9 months) showed that 150 ppm – 160 ppm NO administered intermittently was generally safe and well tolerated with adverse event rates similar among treatment groups with no reported treatment-related serious adverse events. The short course of treatments with intermittent high concentration inhaled NO was effective in shortening hospital LOS and accelerating time to fit for discharge – a composite endpoint of clinical signs and symptoms to indicate readiness to be evaluated for hospital discharge. This treatment was also effective in accelerating time to stable oxygen saturation – measured as SpO2 ≥ 92% in room air. Additionally, NO at a dose of 85 ppm NO showed no difference compared to control for all efficacy endpoints, while 150 ppm NO showed statistical significance when compared to control.

Additionally, long-term safety data for high concentration inhaled NO in bronchiolitis was presented at the Pediatric Academic Societies Meeting 2022 (PAS 22). A total of 101 infants from the three prior pilot studies for bronchiolitis (n=198) participated in the long-term follow-up clinical trial. Clinical trial endpoints for the long-term safety clinical trial included percentage of patients re-hospitalized for bronchiolitis related reasons, such reasons included wheezing episodes, pneumonia, and asthma and the percentage of patients re-hospitalized for any reason. Data from the clinical trial showed the re-hospitalization rate per 100 Patient Exposure Years (PEY) due to bronchiolitis related reasons trended favorably for the inhaled NO group. In addition, the long-term patient re-hospitalization rate for any reason was similar between inhaled NO and control groups. As such, the clinical trial concluded that the treatment of hospitalized infants with acute bronchiolitis by intermittent high dose inhaled NO shows a favorable long-term safety profile.

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

At the American Thoracic Society International Conference 2022 (ATS 2022), we presented positive interim data from the ongoing clinical trial. At the time of data cutoff on April 4, 2022, a total of 15 patients were enrolled in the pilot clinical trial. The mean age of patients was 62.1 years (range: 22 – 82 years) with the majority female (80%), a distribution consistent with real-world NTM disease. All 15 patients were successfully titrated to 250 ppm NO in the hospital setting, and no patients required dose reductions during the subsequent at-home portion of the clinical trial. Patients were followed up for 12 weeks after the 12-week treatment period was completed.

After completion of the clinical trial, we presented positive results at the 2022 American College of Chest Physicians (“CHEST”) annual meeting, further supporting development of intermittent high dose NO for the treatment of NTM. The clinical trial demonstrated that high dose NO treatment was well-tolerated in both the home and hospital settings. During the 10-week at-home treatment period of the clinical trial, a total of 2,492 inhalations were self-administered with overall high treatment compliance (>90%). There were no SAEs related to treatment discontinuations reported over the 12-week treatment or 12-week follow up periods. Key efficacy endpoints showed strong results with improvement seen in the majority of quality-of-life domains. Respiratory function and physical function were maintained during treatment and follow-up. Trends in the reduction of microbial load were observed and one patient achieved culture conversion with three consecutive negative sputum samples. We anticipate commencing a pivotal clinical trial, pending funding, in calendar year 2026 following discussions with the FDA.

Our program in COPD is in the preclinical stage and will move forward subject to obtaining additional financing.

Ultra-High Concentration NO (UNO) in solid tumors through majority-owned affiliate Beyond Cancer.

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

Beyond Cancer benefits from Beyond Air’s NO expertise, IP portfolio, preclinical oncology team, and regulatory progress, and will pay Beyond Air a single-digit royalty on all future revenues. Beyond Cancer is being led by a seasoned leadership team with experience in emerging healthcare companies and clinical oncology.

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

The second half of calendar year 2022 was a time of significant progress for Beyond Cancer. On August 23, 2022, we announced that the first patient was treated in a first-in-human Phase 1 clinical trial to assess the safety and immune biomarkers of UNO therapy. In November, at the annual meeting of the Society for Immunotherapy of Cancer (“SITC”), we presented new in vivo combination data that support the potential of our novel UNO therapy to treat various types of solid tumors in combination with immune checkpoint inhibitor (“ICI”) therapies, including anti-PD-1. The data presented at SITC appears to indicate that UNO in combination with anti-PD-1 treatment may lead to higher tumor regression rates and prolonged survival. On December 13, 2022, we announced the publication of preclinical data in the peer-reviewed journal Cancer Cell International (CCI), which showed that our proprietary tumor ablation technology utilizing UNO induced a potent innate and adaptive immune response that prevented metastases and resulted in a statistically significant survival benefit.

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

In June 2024 at the American Society of Clinical Oncology (ASCO), the Company presented single agent treatment in relapsed or refractory unresectable, primary or metastatic cutaneous and subcutaneous malignancies at UNO doses of 25,000 and 50,000 parts per million. The immune biomarker data at Day 21, following a single 5-minute dose of UNO 50,000 ppm, demonstrated increases in dendritic cells, cytotoxic T-cells, central memory T-cells and a favorable increase in the M1/M2 ratio. Myeloid Derived Suppressor Cells (MDSCs) also showed a 54% decrease. In the 25,000 ppm cohort, the same stimulatory immune biomarkers were upregulated. UNO was generally well tolerated with primarily Grade 1 related toxicities. One Grade 3 adverse event was deemed a dose limiting toxicity in the 50,000 ppm cohort resulting in the expansion of the cohort to six total subjects.

The Company also reported a case of relapsed/refractory Triple Negative Breast Cancer (TNBC) in which the subject showed no evidence of malignancy in a satellite lesion 21 days following UNO treatment and a corollary, rapid and durable clinical resolution of radiation-induced dermatitis.

A Phase 1b trial protocol was approved by the Israeli Ministry of Health (IMOH) in December 2024. This trial will enroll up to 15 subjects with prior exposure to anti-PD-1 antibody that have either progressed, not achieved a response, or have prolonged stable disease (12 weeks) on single agent anti-PD-1 without radiographic evidence of continued tumor reduction. Subjects enrolled in the Phase 1b trial will be treated with the UNO + anti-PD-1 combination. Both safety and efficacy will be evaluated. Completion of enrollment is anticipated by the end of calendar 2025.

Selective neuronal nitric oxide synthase (nNOS) inhibitor for the treatment of neurological conditions in collaboration with Hebrew University of Jerusalem

On June 15, 2023, we announced that we had entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (the “University”) to acquire the commercial rights for neuronal nitric oxide synthase (nNOS) inhibitors being developed for the treatment of autism spectrum disorder (“ASD”) and other neurological conditions. Currently, there are no FDA-approved therapies utilizing nNOS inhibitors specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air shall pay to the University compensation for pre-clinical work over the two-year period from the date of the agreement. Also, we will pay a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones.

In the first calendar quarter of 2025, NeuroNos, our majority-owned affiliate, raised $2.0 million in a private placement of common shares. The investors purchased a 11.8% equity ownership in NeuroNos, while Beyond Air maintained 88.2% equity ownership. The private placement remains open to investment at this time. The funding is being used to accelerate ongoing preclinical work, including IND-enabling studies as well as for general corporate purposes.

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

When programmed for lung infections, the LungFit®, is designed to specifically deliver NO at concentrations of 150 ppm and higher. We believe that the LungFit® has a number of advantages over other NO formulation delivery systems. For example, it is:

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

Under the terms of the License, the Company agreed to pay NitricGen an aggregate of $2 million in up-front, clinical, and regulatory milestone payments, with the majority pertaining to regulatory milestones, as well as royalties on net sales of the delivery system containing the eNOGenerator at a percentage in the low-single digits. As partial consideration for the License, we issued to NitricGen warrants to purchase 100,000 shares of our common stock at an exercise price of $6.90 per share. To date, $1.7 million has been paid for milestones that were earned. As of March 31, 2025 the remaining future milestone payments totaled $0.3 million.

Strategies

Our objective is to build a leading medical device and biopharmaceutical company that develops and commercializes patented and proprietary products for the treatment of respiratory infections and diseases, with an initial focus on the treatment of PPHN, NTM and severe infections in COPD patients, among others. We are exploring and testing the effects of NO on solid tumors through our subsidiary, Beyond Cancer. Additionally, we are exploring the development of nNOS inhibitors for the treatment of ASD and other neurological conditions. If our clinical trials for our product candidates are successful, we expect to seek certification or marketing approval from the FDA and other worldwide authorities and notified regulatory bodies.

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

In 2016, Rambam healthcare campus in Israel conducted a compassionate use treatment for two patients with CF who suffer from M, abscessus lung infections. The data were published in the Pediatric Infectious Disease Journal in 2017. The NO treatment regime, as well as the device for this treatment, was supplied by BA Ltd. (as defined below), our wholly owned subsidiary. Patients received intermittent 30-minute treatments of 160 ppm NO, with two different regimes including hospitalization (5 times a day) and ambulatory treatment (2-3 inhalations a day). Treatment was well tolerated with no evidence of any serious side effects. We observed significant improvement in sputum production (up to 5-10 times more sputum), and subjective improvement in the well-being of both patients. Significant reduction in systemic inflammation was observed in the first patient, as observed by reduction of CRP (C-reactive protein, a systemic inflammation marker that rises in response to inflammation) levels during treatment. In addition, the first patient had a 2 log (100-fold) reduction in M. abscessus during treatment (an effect that was lost after the treatment regime changed to ambulatory). The second patient showed a significant increase in the 6-minute walk (“6MW”) test and the sputum culture became negative, which is consistent with eradication of M. abscessus. Further information is needed, but we believe these results suggest that the treatment of M. abscessus with high-concentration inhaled NO is effective.

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

The Company presented positive results at the 2022 CHEST annual meeting, further supporting development of intermittent high dose NO for the treatment of NTM. The study demonstrated that high dose NO treatment was safe and well-tolerated in both the home and hospital settings. During the 10-week at-home treatment period of the study, a total of 2,492 inhalations were self-administered with overall high treatment compliance (>90%). There were no SAEs related to treatment discontinuations reported over the 12-week treatment or 12-week follow up periods. Key efficacy endpoints showed strong results with improvement seen in the majority of quality-of-life domains. Respiratory function and physical function were maintained during treatment and follow-up. Trends in the reduction of microbial load were observed and one subject achieved culture conversion with three consecutive negative sputum samples. We anticipate commencing a pivotal clinical trial in calendar year 2026 following discussions with the FDA.

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

NeuroNos has entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. to acquire the commercial rights for neuronal nitric oxide synthase (nNOS) inhibitors being developed for the treatment of autism spectrum disorder (“ASD”) and other neurological conditions. Currently, there are currently no FDA approved therapies utilizing nNOS inhibitors specifically for the treatment of ASD.

Competition

The biotechnology, pharmaceutical and medical device industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, medical device companies, public and private universities and research organizations actively engaged in the research and development (“R&D”) of products that may be similar to our approved product or product candidates. We are aware of several companies currently developing and selling NO therapies for various indications such as hypoxic respiratory failure (HRF). For example, Mallinckrodt commercializes INOMAX® (nitric oxide) for inhalation, which is approved for use to treat newborns suffering from hypoxic respiratory failure (“HRF”)-PPHN, in the U.S., Canada, Australia, Mexico and Japan. Linde Group markets a generic version of the Mallinckrodt offering with their delivery system called NOxBOX®. The Linde Group has marketing rights to INOMAX® in Europe. Air Liquide sells a similar product in Europe, called KINOX™, together with their delivery platform called SoKINOX™, for the treatment of pulmonary hypertension of the newborn. In Europe, EKU, International Biomedical, Cahouet and ITC each have a device that delivers nitric oxide. Bellerophon Therapeutics is developing an NO delivery system for patients with chronic pulmonary diseases such as COPD, PH-sarcoidosis, or fibrotic interstitial lung disease. VERO Biotech LLC received FDA approval for their delivery system GENOSYL DS for HRF associated with PPHN in 2019, and received FDA approval for a third generation of that delivery system in 2023. In addition, other companies may be developing inhaled NO delivery systems at various concentrations. Novan Inc. has recently received approval for a nitric oxide-based prescription treatment called berdazimer for molluscum, a contagious skin infection. SaNOtize has an NO nasal spray that has received approval in India, Israel and eight other countries for preventing COVID-19 after exposure. Third Pole has reported the development of an NO generator and delivery system, but we are not aware of any display of any product at any medical/scientific conference in recent years. Our patents surrounding LungFit® have priority date over those of Third Pole. NovLead Biotechnology (Nanjing, China) has a device that produces NO through a process of passing an electric current through an electrolyte solution and Shenzhen Respomed Medical Technology (Shenzhen, China) has developed a machine that uses an electric charge to generate nitric oxide. Neither of these devices have approval outside of China.

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

As it relates to Beyond Cancer’s programs, no such gas-based therapies have been approved for commercialization by the FDA or other regulatory agencies to date. Similarly, as it relates to NeuroNos, there are currently no FDA approved therapies utilizing nNOS inhibitors specifically for the treatment of ASD.

Manufacturing and Distribution

We have contracted with third-party contract manufacturers, Spartronics LLC (“Spartronics”), and Medisize Ireland Limited (“Medisize”) who have completed a substantial portion of the commercial manufacturing process for our LungFit® PH system. In addition, we will be reliant on our partners for commercial manufacture of our systems for both clinical studies and commercial supply. In the year ended March 31, 2025, the Company purchased approximately 87% of our materials from Spartronics.

We have a central warehouse in Atlanta, Georgia for the staging of products to be deployed to forward-stocking locations (“FSL”) in major cities close to our potential customers. We contract with third-party logistics providers to manage both the central warehouse and the FSLs. FSLs allow us to supply LungFit® devices and consumables in a timely manner to customers.

We market directly to our customers through our field sales team. A separate team of clinical specialists provides the training necessary to use the devices. Invoicing and cash collection are managed by our Garden City, New York headquarters.

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

Patent Applications. We have over 72 pending patent applications worldwide, including U.S., foreign and Patent Corporation Treaty (“PCT”) patent applications.

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

On May 25, 2021, the Company and Circassia entered into a settlement agreement (the “Settlement Agreement”) resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments, all of which has been paid. Additionally, starting in 2025, Circassia began receiving a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6.0 million. As of March 31, 2025, less than $0.1 million was paid to Circassia in royalties.

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

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

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

Post-market Regulation. After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;
●	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
●	labelling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of off-label (as defined below) uses of cleared or approved products;
●	requirements related to promotional activities;
●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;
●	medical device reporting regulations which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur.
●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health;
●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

After issuing marketing authorizations, the FDA has discretion in determining post-approval compliance requirements for combination products. The FDA has also promulgated regulations pertaining to compliance with certain current good manufacturing practices (“cGMP”) requirements for drug components as well as QSR requirements for device constituents of a combination product. Other post-market requirements in the same vein as those described above for medical devices and drugs will also apply, depending on the application type and center overseeing regulation of the combination product, including:

●	Other record-keeping requirements;
●	Post-market adverse event and Medical Device Reporting requirements;
●	Labelling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;
●	Advertising and promotion requirements;
●	Restrictions on sale, distribution or use of the product;
●	Requirements for recalls being conducted and recall reporting;
●	An order of repair, replacement or refund;
●	Product tracking requirements; and
●	Post-market surveillance or clinical trials.

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

Environmental Laws. Elements of our potential products may be classified as hazardous materials, subject to regulation by the Department of Transportation, the International Air Transportation Association, the International Maritime Organization, the Environmental Protection Agency and the Occupational Safety and Health Administration, which may impose various requirements pertaining to the way we manufacture, transport, store, handle and dispose of our products. At this time, we have no material costs associated with environmental laws.

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

Corporate History

We were incorporated on April 24, 2015. On June 25, 2019, our name was changed to Beyond Air, Inc. from AIT Therapeutics, Inc.

We have the following wholly owned subsidiaries:

-	Beyond Air Ltd. (“BA Ltd.”), incorporated in Israel on May 1, 2011.

-	Beyond Air Australia Pty Ltd., incorporated on December 17, 2019 in Australia.

-	Beyond Air Ireland Limited, incorporated on March 5, 2020 in Ireland.

We have 88.2% ownership in the following entity:

-	Jodheary Holdco 18 Limited, incorporated on March 24, 2023 in Ireland. In April 2023, its name was changed to Beyond Air (NO) Limited. In March 2024, its name was changed to NeuroNOS Ltd.

NeuroNOS Ltd. has the following wholly owned subsidiaries:

-	NeuroNOS Ltd Israel, incorporated on March 12, 2024

-	NNOS U.S., Inc, incorporated in Delaware on January 10, 2025

-	Beyond Air Cyprus Limited, incorporated on October 13, 2021 in Cyprus.

We have 80% ownership in the following entity:

-	Beyond Air Bermuda Limited, incorporated on August 13, 2021 in Bermuda. In September 2022, its name was changed to Beyond Cancer Bermuda Limited.

Beyond Air Bermuda Limited has the following wholly owned subsidiaries:

-	XAIR Israel Ltd, incorporated on October 3, 2021 in Israel.

-	Beyond Cancer U.S., Inc., incorporated on March 17, 2022 in Delaware.

On August 8, 2024, we received a letter from the Nasdaq Listing Qualifications Department notifying us that, for the 30 consecutive business day period between June 25, 2024 through August 7, 2024, our common stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until February 4, 2025 (the “Compliance Period”), to regain compliance with the Bid Price Rule. In order to regain compliance with the Bid Price Rule, our common stock was required to maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive business days during the Compliance Period prior to February 4, 2025.

As of February 4, 2025, the common stock has not regained compliance with the Bid Price Rule. However, in a letter dated February 5, 2025 (the “Second Nasdaq Bid Price Letter”), Nasdaq notified the Company that Nasdaq’s Staff has determined that the Company is eligible for an additional 180 calendar day period, or until August 4, 2025, to regain compliance (the “Second Compliance Period”). As of the date of this report the common stock has not regained compliance with the Bid Price Rule. If the Company chooses to implement a reverse stock split, it must complete the split no later than ten business days prior to the end of the Second Compliance Period in order to timely regain compliance. If we fail to regain compliance with the Bid Price Rule within the Second Compliance Period, or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our common stock.

The Second Nasdaq Bid Price Letter has no immediate effect on the listing or trading of our common stock. Our common stock continues to be listed on the Nasdaq Capital Market under the symbol “XAIR”. We are currently evaluating our options for regaining compliance.

Available Information

We file electronically with the Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments related thereto, pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.beyondair.net free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports filed with the SEC may be viewed at www.sec.gov. The information in or accessible through the SEC and our website is not incorporated into, and is not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Human Capital

As of March 31, 2025, we had 61 employees globally, all of whom were full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Risks Related to Our Financial Position and Capital Requirements

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The Company has incurred recurring net losses, including a net loss of $48.5 million for the year ended March 31, 2025, compared to $64.3 million for the year ended March 31, 2024 and the Company’s operations have not provided net positive cash flows in the year ended March 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate positive cash flows from operations and to secure additional sources of equity and/or debt financing. Despite the Company’s intent to fund operations through equity and debt financing arrangements, there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

Our independent auditors have included an explanatory paragraph in their audit report, included in this Annual Report on Form 10-K, regarding the Company’s ability to continue as a going concern. This going concern risk may materially limit our ability to raise additional funds through the issuance of new debt or equity or may adversely affect the terms upon which such capital may be available. The inability to obtain sufficient financing on acceptable terms could have a material adverse effect on the Company’s financial condition, results of operations, and business prospects.

The Company is actively pursuing strategies to mitigate these risks. However, there can be no assurance that these efforts will prove successful or that the Company will achieve its intended financial stability. The failure to successfully address these going concern risks may materially and adversely affect the Company’s business, financial condition, and results of operations. Investors should consider the substantial risks and uncertainties inherent in the Company’s business before investing in the Company’s securities.

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

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These are not the only risks we face. These risks include, among others, that:

●	we are a medical device and biopharmaceutical company with only one FDA/CE-approved product and a limited operating history on which to assess our business, have incurred significant losses since our inception and incurred a net cash used in operating activities for the year ended March 31, 2025 of approximately $38.2 million. As of March 31, 2025, we have an accumulated deficit of approximately $286.3 million and we anticipate losses declining in fiscal 2026 and 2027.

●	we are unable to predict the extent of future losses or when we will become profitable based on the sale of any product, if at all. Even if we succeed in scaling the commercialization of our approved product and succeed in developing and commercializing our product candidates, we may never generate revenue to sustain profitability;

●	we have only one FDA/CE-approved product, and we expect that we will need to raise additional funding before we can expect to become profitable from sales of our products;

●	we are heavily dependent upon the success of our approved product and product candidates (which are in various stages of clinical development), and we cannot provide any assurance that the FDA or comparable foreign regulatory authorities will allow us to conduct further clinical trials;

●	we are in the process of further developing our proprietary NO delivery system, and unexpected delays will adversely impact the timing of our U.S.-based clinical trials and approvals;

●	we might be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever;

●	our competitors may develop or commercialize products faster or more successfully than us;

●	because some of the target patient populations of our approved product or product candidates are small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth;

●	we rely on third parties to help conduct our preclinical studies, clinical trials and commercial scale manufacturing;

●	if we are unable to obtain and maintain effective intellectual property rights for our technologies, approved product or current or future product candidates, we may not be able to compete effectively in our markets; and

●	our future success depends in part upon our ability to retain our executive and scientific teams, and to attract, retain and motivate other qualified personnel.

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

On November 1, 2024, the Company entered into a loan and security agreement (the “Loan Agreement”) for a secured loan with certain lenders including its Chief Executive Officer and Chairman Steven Lisi and director Robert Carey. The Loan Agreement provides for a $11,500,000 loan. The loan bears interest at a rate per annum (subject to increase during an event of default) equal to 15% of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash. If not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, shall be due and payable on October 4, 2034. The Company’s obligations under the Loan Agreement are secured by substantially all of the Company’s assets.

The Loan Agreement contains affirmative and negative covenants customary for financings of this type that, among other things, limit the ability of the Company and its subsidiaries to incur additional debtor or pay any dividends.

The Loan Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the lenders may accelerate all amounts outstanding under the loan. Events of default include, among other things:

●	our failure to pay any principal or interest under the Loan Agreement or any note in connection therewith;
●	any representation or warranty made shall prove to have been false or misleading in any material respect; and
●	certain specified insolvency and bankruptcy-related events.

Subject to any applicable cure period set forth in the Loan Agreement, all amounts outstanding with respect to the loan (principal and accrued interest), as well as any other obligations and amounts owing under the Loan Agreement, would become due and payable at the option of the lenders. Our assets or cash flow may not be sufficient to fully repay our obligations under the Loan Agreement if the obligations thereunder are accelerated upon any events of default. Further, if we are unable to repay, refinance or restructure our obligations, the lenders could proceed to protect and enforce their rights under the Loan Agreement by exercising such remedies (including foreclosure on the assets securing our obligations under the Loan Agreement) as are available to the lenders and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Loan Agreement or the other loan documents or in aid of the exercise of any power granted in the Loan Agreement or other loan documents. The foregoing would materially and adversely affect the ongoing viability of our business.

Our Loan Agreement contains restrictions that limit our flexibility in operating our business.

The Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions without the prior consent of the lenders. These covenants limit our ability to, among other things:

●	create, incur or assume additional indebtedness;
●	subject to certain exceptions, make restricted payments, including paying dividends on, repurchasing or making distributions with respect to our common stock; and
●	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

The covenants in the Loan Agreement may limit our ability to take certain actions that may be in our long-term best interests. In the event that we breach one or more covenants, the lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, plus penalties and interest and foreclose on the collateral granted to them to secure the obligations under the Loan Agreement. Such repayment could have a material adverse effect on our business, operating results and financial condition.

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

We are working on PPHN which is a highly competitive market. A delivery system with a generator of NO has never been commercialized anywhere in the world, and market acceptance at an appropriate price is proving to be a somewhat difficult and lengthy process. The biotechnology, pharmaceutical and medical device industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, medical device companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our approved product or our product candidates. We are aware of several companies currently developing and selling NO therapies for various indications such as hypoxic respiratory failure (HRF). For example, Mallinckrodt commercializes INOMAX® (nitric oxide) for inhalation, which is approved for use to treat newborns suffering from HRF-PPHN in the U.S., Canada, Australia, Mexico and Japan. Linde Group markets a generic version of the Mallinckrodt offering with their delivery system called NOxBOX®. The Linde Group has marketing rights to INOMAX® in Europe. Air Liquide sells a similar product in Europe, called KINOX™, together with their delivery platform called SoKINOX™, for the treatment of pulmonary hypertension of the newborn. In Europe, EKU, International Biomedical, Cahouet and ITC each have a device that delivers nitric oxide. VERO Biotech LLC received FDA approval for their delivery system GENOSYL DS for HRF associated with PPHN in 2019 and received FDA approval for a third generation of that delivery system in 2023. In addition, other companies may be developing inhaled NO delivery systems at various concentrations. Novan Inc. has recently received approval for a nitric oxide-based prescription treatment called berdazimer for molluscum, a contagious skin infection. SaNOtize has an NO nasal spray that has received approval in India, Israel, and eight other countries for preventing COVID-19 after exposure. NovLead Biotechnology (Nanjing, China) has approval in China for a device that produces nitric oxide through a process of passing an electric charge into an electrolyte solution and Shenzhen Respomed Medical Technology (Shenzhen, China) also has approval in China for a device that uses electrical discharge to generate nitric oxide gas. Neither of these devices have approval outside of China. Third Pole has reported the development of an NO generator and delivery system, but we are not aware of any display of any product at any medical/scientific conference in recent years. Our patents surrounding LungFit® have priority date over those of Third Pole.

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

We require a supply of LungFit® PH for sale in the United States and international markets. We currently rely, and expect to continue to rely, on sole source third party manufacturers to produce starting materials, substance, and final product, and to package and label LungFit® PH and our product candidates. While we have identified and expect to qualify and engage back-up third party manufacturers as additional or alternative suppliers for the commercial supply of LungFit® PH, we currently do not have such arrangements in place. Moreover, some of these alternative manufacturers will have to be approved by the FDA before we can use them for manufacturing LungFit® PH. It is also possible that supplies of materials that cannot be second-sourced can be managed with inventory planning. There can be no assurance, however, that failure of any of our original sole source third-party manufacturers to meet our commercial demands for LungFit® PH in a timely manner, or our failure to engage qualified additional or back-up suppliers for the commercial supply of LungFit® PH, would not have a material adverse effect on commercialization of LungFit® and our business.

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

In the year ended March 31, 2025, the Company purchased approximately 87% of its materials from a third-party vendor. In the year ended March 31, 2024, the Company purchased approximately 75% of its materials from a third-party vendor.

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

As of March 31, 2025, we had a total of 61 full-time employees between us and our subsidiaries and a number of dedicated consultants, all of whom work for us on a part-time basis. In addition, any of our employees and consultants may leave the Company at any time, subject to certain notice periods. The loss of the services of any of our executive officers or any key employees or consultants would adversely affect our ability to execute our business plan and harm our operating results.

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

Risks Related to the Ownership of our Common Stock

We are currently listed on The Nasdaq Capital Market. Our failure to maintain our compliance with Nasdaq’s continued listing standards or other requirements could result in our common stock being delisted from Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our common stock and decrease or eliminate your investment.

Our common stock is currently listed on the Nasdaq Capital Market on Nasdaq under the symbol “XAIR.” Nasdaq requires listed issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders.

If we violate Nasdaq’s listing requirements, or if we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your shares.

On August 8, 2024, we received a letter from Nasdaq notifying us that we were no longer in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq under the Bid Price Rule. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until February 4, 2025, to regain compliance with the Bid Price Rule. On February 5, 2025, Nasdaq notified the Company that Nasdaq’s Staff has determined that the Company is eligible for an additional 180 calendar day period, or until August 4, 2025, to regain compliance. If we fail to regain compliance with the Bid Price Rule until August 4, 2025, or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities. Although Nasdaq has granted us additional 180 calendar days, to regain compliance with the Bid Price Rule, there can be no assurance that we will regain such compliance, or that we will maintain compliance with all applicable continued listing requirement for Nasdaq in the future, and Nasdaq could make a determination to delist our common stock.

Any delisting determination by Nasdaq could seriously decrease or eliminate the value of an investment in our common stock and other securities linked to our common stock. While a listing on an over-the-counter exchange could maintain some degree of a market in our common stock, we could face substantial material adverse consequences, including, but not limited to, the following: limited availability for market quotations for our common stock; reduced liquidity with respect to and decreased trading prices of our common stock; a determination that shares of our common stock are “penny stock” under the SEC rules, subjecting brokers trading our common stock to more stringent rules on disclosure and the class of investors to which the broker may sell the common stock; limited news and analyst coverage for our Company, in part due to the “penny stock” rules; decreased ability to issue additional securities or obtain additional financing in the future; and potential breaches under or terminations of our agreements with current or prospective large stockholders, strategic investors and banks. The perception among investors that we are at heightened risk of delisting could also negatively affect the market price of our securities and trading volume of our common stock.

Furthermore, as of June 18, 2025, the closing price of our Common Stock was $0.2023. Pursuant to Nasdaq Rule 5810(c)(3)(A)(iii), if the closing price of our common stock is $0.10 or less for 10 consecutive trading days, we will be issued a Staff Delisting Determination by Nasdaq. If we receive a Staff Delisting Determination Letter resulting from our common stock trading at or below $0.10 for 10 consecutive trading days, we will have 7 calendar days to request a hearing before a Nasdaq hearings panel to review the Staff Delisting Determination, which will determine the delisting of our common stock by Nasdaq. A hearing would then take place within 45 days of the hearing request to determine whether or not our common stock would be delisted. If, in the future, we receive a Staff Delisting Determination there can be no assurance that we would be successful in preventing a determination by the Nasdaq hearing panel that our stock will be delisted.

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

● announcement of FDA/CE approval, disapproval or delay of approval of our product candidates or other product-related actions;

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

Although our computer and communications hardware are protected through physical and software safeguards, they are still vulnerable to system malfunction, computer viruses, malware and ransomware, and other cybersecurity threats such as phishing and social engineering attacks. These events could lead to unauthorized access to our information technology systems and result in financial loss and the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, partners, customers, or suppliers. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our information technology systems are compromised, we could be subject to fines, damages, litigation and enforcement actions, incur financial losses, suffer reputational damage, and lose trade secrets or other confidential information, each of which could significantly harm our business.

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

ITEM 2. PROPERTIES

As of June 18, 2025, the Company leased facilities for corporate and R&D purposes at locations throughout the United States and in various locations outside of the United States. Our executive office is located at 900 Stewart Avenue, Suite 310, Garden City, NY 11530, and is under a lease that expires in June 2031. We have an office in Dublin, Ireland under a lease that expires in September 2028 and an office space in Rehovot, Israel under a lease that expires over the course of the next fiscal year. The Company has a research and development facility in Madison, Wisconsin under a lease that expires in May 2026. The Company believes the existing facilities which are used by all reportable segments of the Company and are in good operating condition and are suitable for the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal matters arising in the normal course of business. Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. At the same time, the Company does not expect the outcome of such proceedings, either individually or in aggregate, to have a material effect on its financial position, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed under the symbol “XAIR” on the Nasdaq Capital Market since May 7, 2019. From August 28, 2018 until May 6, 2019, our common stock was quoted on the OTC Pink.

On June 18, 2025, the closing price for our common stock as reported on The Nasdaq Capital Market was $0.2023 per share.

Stockholders

As of June 18, 2025, there were approximately 97 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in “street” or nominee name through brokerage firms.

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

Unregistered Sales of Equity Securities

(a) Sales of Unregistered Securities

During the year ended March 31, 2025, the Company issued only unregistered equity securities previously reported in the Current Reports on Form 8-K and in the Quarterly Reports on Form 10-Q filed by the Company with the SEC.

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

Introduction

We are a commercial-stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. The Company’s first device, LungFit® PH received premarket approval (“PMA”) from the FDA in June 2022. The NO generated by the LungFit® PH system is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. This condition is commonly referred to as persistent pulmonary hypertension of the newborn (“PPHN”). The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. In July 2022, we commenced marketing LungFit® PH in the United States for PPHN as a medical device.

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

LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery of NO at concentrations > 100 parts per million (ppm) through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s other areas of focus with the LungFit® platform beyond PPHN are nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). Our current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the EU for the product to be CE marked, as well as comparable foreign regulatory authorities.

In addition to the above-mentioned programs, we have two subsidiaries that are currently engaging in novel preclinical stage pharmaceutical research, Beyond Cancer and NeuroNos.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing purchase orders, open contracts, reconciling payments and invoices and communicating with our personnel and suppliers to identify services that have been performed on our behalf. It also includes the research and development vendors providing us with milestone and percentage of completion reports on the statuses within each active purchase order and contract along with estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost. Our vendors invoice us in various ways via advance payments, as contractual milestones are met, or monthly in arrears for services performed.

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

Results of Operations and Other Comprehensive Loss

(in thousands, except number of shares and loss per share)	Year Ended March 31, 2025	Year Ended March 31, 2024

Revenues	$3,705	$1,159

Cost of revenues	(5,368)	(2,466)

Gross loss	(1,663)	(1,307)

Operating expenses:

Research and development	(16,857)	(24,363)
Selling, general and administrative	(26,017)	(37,337)
Total Operating expenses	(42,874)	(61,700)

Loss from Operations	(44,537)	(63,006)

Estimated contingent loss	-	(598)
Dividend/investment income	705	1,739
Interest and finance expense	(3,019)	(2,912)
Change in fair value of warrant liability	237	611
Change in fair value of derivative liability	1,314	48
Loss on extinguishment of debt	(2,447)	-
Loss on disposal/impairment of fixed assets	(738)	-
Foreign exchange (loss)	(3)	(6)
Other income/(expense)	9	(169)

Total other income/(expense)	(3,942)	(1,288)

Net loss before income taxes	(48,479)	(64,295)

Provision for income taxes	-	-

Net loss	$(48,479)	$(64,295)

Less: net loss attributable to non-controlling interest	(1,854)	(4,053)

Net loss attributed to Beyond Air, Inc.	$(46,625)	$(60,242)

Other comprehensive income:
Foreign currency translation (loss)	(45)	(68)

Comprehensive loss attributable to Beyond Air, Inc	(46,670)	(60,310)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.69)	$(1.82)

Weighted average number of shares of common stock outstanding – basic and diluted	67,706,527	33,160,180

Comparison of the year ended March 31, 2025 to the year ended March 31, 2024

Revenue and Cost of Revenue

$3.7 million and $1.2 revenue was recognized for the years ended March 31, 2025 and March 31, 2024 respectively. Cost of revenue of $5.4 million and gross losses of $1.7 million were recognized for the year ended March 31, 2025 compared to a cost of revenue of $2.5 million and gross losses of $1.3 million for the year ended March 31, 2024.

The increase in revenue was due to additional hospital contracts in the United States market. Cost of revenue exceeded revenue primarily driven by costs of supply chain infrastructure required to grow revenue in future periods and depreciation of additional LungFit® devices purchased in the year.

Research and Development Expenses

Research and development expenses for the year ended March 31, 2025 were $16.9 million, as compared to $24.4 million for the year ended March 31, 2024. The decrease of $7.5 million was primarily attributed to a decrease in spend in salaries $1.5 million in Beyond Air, stock-based compensation $4.0 million ($0.7 million in Beyond Air and $3.3 million in Beyond Cancer), pre-clinical studies $1.1 million reduced spend in Beyond Cancer on device development costs, clinical studies $1.9 million ($1.5 million in Beyond Air and $0.4 million in Beyond Cancer), professional fees $1.0 million ($0.6 million in Beyond Air and $0.4 million in Beyond Cancer) and travel expenses $0.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended March 31, 2025 and March 31, 2024 were $26.0 million and $37.3 million, respectively. The decrease of $11.3 million was attributed primarily to a decrease in spend in salaries $1.8 million ($2.7 million in Beyond Air offset by an increase of $0.9 million in Beyond Cancer), $8.3 million due to stock based compensation cost ($2.3 million in Beyond Air and $6.0 million in Beyond Cancer), $0.6 million professional fees ($0.8 million in Beyond Air offset by increased spend $0.1 million in Beyond Cancer and $0.1 million in NeuroNos), $0.3 million marketing and advertising costs for Beyond Air, $0.4 million rent costs ($0.2 million in Beyond Air and $0.2 million in Beyond Cancer), $0.4 million travel costs ($0.3 million in Beyond Air and $0.1 million in Beyond Cancer) offset by an increase in Beyond Air of $0.4 million in legal fees and $0.2 million in royalty payments.

Other Income and Expense

Other expenses for the year ended March 31, 2025 and March 31, 2024, was $3.9 million and of $1.3 million, respectively. The $2.6 million increase in expense is mainly due to a loss on the extinguishment of debt of $2.4 million, a decrease in interest and dividend income from our investments in marketable securities of $1.0 million, a loss in disposal of fixed assets of $0.2 million, an impairment of fixed assets $0.5 million and a change in the fair value of warrant liability of $0.4 million on the Loan and Security Agreement, offset by a decrease of $0.6 million of non-product related litigation and change in fair value of the derivative liability of $1.3 million on the Loan and Security Agreement.

Net Loss Attributable to Non-controlling Interest

Net loss attributed to non-controlling interest for the year ended March 31, 2025, was $1.9 million for the year ended March 31, 2025, compared to $4.1 million for the year ended March 31, 2024. Non-controlling interest represents 20% of the net loss of our Beyond Cancer subsidiary and 11.76% of the net loss of our NeuroNos subsidiary. The year-on-year variance is due to a decrease in the net loss of Beyond Cancer partially offset by the loss in NeuroNos, which the non-controlling interest was established in the current fiscal year.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders for the year ended March 31, 2025, was $46.6 million or a loss of $0.69 per share, basic and diluted, as a result of the foregoing. Our net loss attributed to common stockholders for the year ended March 31, 2024, was $60.3 million or a loss of $1.82 per share, basic and diluted.

Liquidity and Capital Resources

We have generated revenue of $4.9 million from the sale of products to date. We had an operating cash flow decrease of $38.2 million for the year ended March 31, 2025 and we have experienced an accumulated loss of $286.3 million since inception through March 31, 2025. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $6.9 million and $0.2 million in restricted cash.

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

On November 1, 2024, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for a secured loan with certain lenders, including its Chief Executive Officer Steven Lisi and director Robert Carey, for an aggregate principal balance of $11.5 million. The Loan Agreement was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The Loan Agreement provides for the following terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum, of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; (v) the Company’s obligations will be secured by substantially all of the Company’s assets and (vi) the Company shall issue the lenders warrants to purchase shares of the Company’s common stock at an exercise price of $0.3793 per share.

Subsequent to March 31, 2025, the Company received commitments from certain lenders under the Loan Agreement to provide additional financing of at least $2.0 million in aggregate principal. The additional loans are expected to be issued on terms and conditions that are materially consistent with those of the Loan Agreement.

On September 26, 2024, the Company, entered into a securities purchase agreement (the “Securities Purchase Agreement II”) with certain institutional and accredited investors, including certain directors and officers of the Company. Pursuant to the purchase agreement, the Company sold to the investors in a private placement offering, (i) an aggregate of 24,999,999 shares of Common Stock”, at a purchase price of $0.5043 per Share, (ii) pre-funded warrants to purchase up to 15,848,712 shares of common stock at a purchase price of $0.5042 per pre-funded warrant and (iii) warrants to purchase up to 40,848,711 shares of common stock, for aggregate for gross proceeds of $20.6 million (which includes $2.0 million from related parties). Each share and each pre-funded warrant was sold with an accompanying common warrant to purchase one share of common stock. The pre-funded warrants have an exercise price of $0.0001 per share, and the common warrants have an exercise price of $0.3793 per share. Members of the Board of Directors and certain executives of the Company are considered related parties to this offering. The offering closed on December 31, 2024. The Company received net proceeds of $18.9 million after deductions for placement agent commissions and other offering costs of $1.4 million and $0.3 million, respectively. (See Note 4 to our financial statements for the fiscal year ended March 31, 2025).

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

With respect to Beyond Cancer, discussions with investors continue in parallel to the advancement to a phase 1b combination study of UNO with anti-PD1 therapy. Current cash on hand is expected to be sufficient to complete the phase 1b study.

The recent $2.0 million funding for NeuroNOS is still open as fundraising will continue for a period of time not to extend beyond the end of calendar 2025.

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

On May 25, 2021, the Company and Circassia entered into a settlement agreement (“the Settlement Agreement”) resolving all claims by and between the parties and mutually terminating the agreement with Circassia disclosed in Note 9 to our financial statements for the fiscal year ended March 31, 2025. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments, all of which has been paid. Additionally, beginning in the third fiscal quarter of 2025, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. until the final $6.0 million has been paid. As of March 31, 2025, less than $0.1 million of royalty has been paid.

On February 10, 2025, we entered into the At-The Market Offering Sales Agreement with BTIG, Inc. (the “2025 ATM”). Under the 2025 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $35.0 million, from time to time and at various prices. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by us under a Form S-3 registration statement, including pursuant to the 2025 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As of March 31, 2025, due to the SEC’s “baby shelf rules,” we were permitted to sell up to $6.6 million of shares of common stock pursuant to the 2025 ATM. We will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million. If shares of our common stock are sold, there is a 2.5% fee paid to the sales agent.

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

Our future capital requirements will depend on many factors, including:

●	the progress and costs of our preclinical studies, clinical trials and other research and development activities;
●	the costs of commercializing the LungFit® system;
●	the scope, prioritization and number of our clinical trials and other research and development programs;
●	the costs and timing of obtaining certification or regulatory approval for our product candidates;
●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
●	the costs of, and timing for, strengthening our manufacturing agreements for production of sufficient clinical quantities of our product candidates;
●	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally;
●	the costs of acquiring or undertaking the development and commercialization efforts for additional, future therapeutic applications of our product candidates;
●	the magnitude of our general and administrative expenses; and
●	any cost that we may incur under current and future in-and-out-licensing arrangements relating to our product candidates.

Comparison between Fiscal Years Ended March 31, 2025 and March 31, 2024

Cash Flows

Below is a summary of the statements of cash flows for the years ended March 31, 2025 and March 31, 2024.

(in thousands)	For The Year Ended March 31, 2025	For The Year Ended March 31, 2024

Net cash provided by (used in):
Operating activities	$(38,218)	$(56,014)
Investing activities	$14,905	$(12,235)
Financing activities	$16,646	$43,167
Effect of exchange rate changes on cash and cash equivalents	$(45)	$(77)
Net decrease in cash, cash equivalents and restricted cash	$(6,712)	$(25,160)

Operating Activities

For the year ended March 31, 2025, net cash used by operating activities was $38.2 million, which was primarily due to our net loss of $48.5 million which includes $9.1 million of stock-based compensation, $3.0 million of depreciation and amortization, a non-cash loss of $2.4 million on the extinguishment of debt, an impairment of fixed assets charge $0.5 million, a $0.4 million increase in accounts receivable, a $0.4 million increase in inventory, partially offset by a $1.0 million decrease in prepaid accounts, a decrease in accrued liabilities $6.4 million (which included $4.5 million in payment of the final tranche of a May 2021 settlement with Circassia). For the year ended March 31, 2024, net cash used by operating activities was $56.0 million, which was primarily due to our net loss of $64.3 million, which includes $21.3 million of stock-based compensation, $0.4 million received in grant payments, $2.0 million of depreciation and amortization partially offset by a $1.6 million increase in prepaid accounts, a $0.3 million increase in accounts receivable, a $1.0 million increase in inventory, ($3.5) million in payment of the second tranche of a May 2021 settlement with Circassia, ($2.9) million for the Hudson settlement and ($7.6) million attributable to the resolution of the Empery Suit.

Investing Activities

For the year ended March 31, 2025, cash provided by investing activities was $14.9 million which was primarily from investments in marketable securities from net proceeds received from the purchase and sale of marketable securities of $20.8 million in the fiscal year, and the purchase of property and equipment for $5.9 million. For the year ended March 31, 2024, cash used in investing activities was $12.2 million which was primarily from investments in marketable securities from net proceeds received from the purchase and sale of marketable securities of $6.5 million in the fiscal year, and the purchase of property and equipment for $5.7 million.

Financing Activities

For the year ended March 31, 2025, net cash provided by financing activities was $16.6 million, mainly from the issuance of securities through securities purchase agreements which the net proceeds were $18.8 million, $11.3 million payment received on the loan agreement, and the issuance of common stock in connection with an At-The-Market Offering Sales Agreement with Truist Securities, Inc. (the “2022 ATM”) of $0.7 million and $1.5 million in connection with the 2025 ATM partially offset by $18.0 million from the payment of long- and short-term loans, including a $17.5 million repayment to Avenue Capital. For the year ended March 31, 2024, net cash provided by financing activities was $43.2 million, mainly from the Loan Agreement of which the net proceeds were $15.8 million, the issuance of common stock in connection with the 2022 ATM of $13.4 million, and the registered direct offering (the “Registered Offering”) pursuant to a securities purchase agreement dated March 20, 2024 with Roth Capital Partners, LLC and Laidlaw & Company (UK) Ltd. of $14.6 million, the issuance of common stock in connection with the exercise of options ($0.2 million) partially offset by $0.8 million from the payment of short-term loans.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

We qualify as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and are not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements together with the report of our independent registered public accounting firm, required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those consolidated financial statements is found in Part IV, Item 15 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 17, 2024, the Audit Committee (“Audit Committee”) of the Board of Directors of the Company dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm, effective immediately. The dismissal was not related to any disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The reports of Marcum on the consolidated financial statements of the Company as of and for the fiscal years ended March 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except for a paragraph in the report on the consolidated financial statements of the Company as of and for the fiscal year ended March 31, 2024 regarding substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended March 31, 2024 and 2023 and the subsequent interim period through December 17, 2024, there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference thereto in their reports. During the fiscal years ended March 31, 2024 and 2023, there were no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K).

On December 17, 2024, the Audit Committee approved the engagement of WithumSmith+Brown, PC (“Withum”) as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2025, effective immediately. During the Company’s two most recent fiscal years ended March 31, 2024 and 2023 and the subsequent interim periods, neither the Company nor anyone acting on its behalf consulted with Withum regarding any of the matters described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that information required to be disclosed in this Annual Report and filed with the SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose information otherwise required to be set forth in our reports. Nevertheless, our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based on our evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective at such reasonable assurance level as of March 31, 2025.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2025.

(c) Attestation Report of Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm as we are not an accelerated filer or a large accelerated filer.

(d) Changes in Internal Control over Financial Reporting

We continued to deploy our Enterprise Resource Planning system(“ERP”) across all new subsidiaries during the year ended March 31, 2025 and have completed deployment to all entities where we have employees and finance professionals. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth the name, age and position of each of our directors and executive officers and as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Steven A. Lisi	54	Chief Executive Officer and Chairman of the Board of Directors
Douglas Q. Larson	55	Chief Financial Officer
Michael Gaul	71	Chief Operating Officer
Erick J. Lucera	57	Director, Chairperson of Audit Committee, Member of Compensation Committee, Chairperson of Nominating Committee
Yoori Lee	52	Director, Chairperson of Compensation Committee, Member of Nominating Committee
Dr. William Forbes	63	Director, Member of Nominating Committee
Robert F. Carey	66	Director, Member of Audit Committee
Robert S. Goodman	60	Director

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

Douglas Larson, Chief Financial Officer

Douglas Larson has been our Chief Financial Officer since September 2021. Mr. Larson joined the Company with over 20 years of international and operational financial leadership experience. Most recently, he served as an independent consultant providing operational and financial consulting services from February 2021 to August 2021. Prior to that, he served as Vice President, Finance and Head of Global Controlling at DBV Technologies, Inc. (Nasdaq: DBVT) (“DBV”), a global clinical stage biopharmaceutical company headquartered in France, from June 2017 to September 2020. Prior to DBV, Mr. Larson served as the Chief Financial Officer of The Scotts Miracle-Gro Company’s (NYSE: SMG) International division, based in Lyon, France from January 2001 to May 2015. Mr. Larson graduated from the Certified General Accountant’s Association of Canada in 2001 and HEC Paris’s Executive MBA program in 2015.

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

Erick J. Lucera, Director

Erick J. Lucera joined our Board of Directors in August 2017 and serves on our audit committee, compensation committee and nominating committee. DYNE THERAPEUTICS He previously served as Executive Vice President and Chief Financial Officer of Editas Medicine, Inc., a leading gene editing company focused on developing CRISPR medicines for people with serious diseases, from May 2023 to March 2025. Mr. Lucera previously served as Chief Financial Officer of AVEO Pharmaceuticals, Inc., a commercial-stage biopharmaceutical company focused on targeted medicines for oncology and other unmet medical needs, from January 2020 until March 2023, following its acquisition by LG Chem, Ltd. Since April 2023, Mr. Lucera has served on the board of directors of SAB Biotherapeutics, Inc., a public clinical-stage biopharmaceutical company. Mr. Lucera was the Chief Financial Officer of Valeritas Holdings, Inc., a U.S. Nasdaq traded commercial stage company developing new technology for diabetes, from 2016 to 2019. Mr. Lucera served as Chief Financial Officer, Treasurer and Secretary of Viventia Bio from 2015 to 2016. From 2012 to 2015, he was Vice President, Corporate Development at Aratana Therapeutics, a veterinary biopharmaceutical company. While at Aratana, he helped grow the company’s product pipeline through a series of acquisitions and in licensing transactions financed through five public and private offerings of nearly $250 million. Before his career as a healthcare company executive, Mr. Lucera spent over 15 years in investment management as a healthcare analyst at Eaton Vance, the portfolio manager of the Triathlon Life Sciences Fund at Intrepid Capital and as head of the healthcare research team at Independence Investments. He has served on the board of directors of Bone Biologics, a Nasdaq traded orthobiologics company, since October 2021. He holds a CPH from Harvard University, an MS in quantitative finance from Boston College, an MBA from Indiana University Bloomington, and a BS in accounting from the University of Delaware. Mr. Lucera has obtained CFA, CMA, and CPA designations.

Our Board of Directors believes that Mr. Lucera’s experience and perspective advising the Company and other life sciences companies on strategic transactions and financings, as well as his depth of operating and senior management experience in our industry, provide him with the qualifications and skills to serve as a director.

Yoori Lee, Director

Yoori Lee joined our Board of Directors in January 2018. Ms. Lee serves on our compensation committee and nominating committee. She has served as Co-founder and President of Trio Health Advisory Group, Inc. since 2013. Trio Health’s mission is to improve the quality of care in patient outcomes through coordinating the efforts of all patient care stakeholders. Prior to Trio Health, Ms. Lee spent over 15 years at Leerink Partners LLC, a leading healthcare investment bank, where she was Managing Director, and Director of MEDACorp Services. Additionally, she helped found the MEDACorp network, a cadre of experts including more than 35,000 healthcare professionals in diverse areas of practice such as clinical medicine, biomedical research, regulatory affairs, public policy, healthcare administration and healthcare information technology.

Our Board of Directors believes that Ms. Lee’s experience and perspective advising the Company as well as her experience with Leerink Partners LLC and MEDACorp. provide her with the qualifications and skills to serve as a director.

Dr. William Forbes, Director

Dr. William Forbes joined our Board of Directors in August 2018 and serves on our nominating committee. He brings to our Board of Directors more than 30 years of pharmaceutical product development experience and, working with health authorities in the U.S. and Europe, has contributed to numerous marketing approvals spanning a diverse range of therapeutic areas. Dr. Forbes has served as the Chief Development Officer of Trevi Therapeutics, a clinical-stage pharmaceutical company focused on serious neurologically mediated diseases since February 2021. Prior to joining Trevi, Dr. Forbes was at Salix Pharmaceuticals as the Chief Development Officer and also Head of Medical and R&D from February 2015 to June 2015. Prior to Salix, Dr. Forbes spent 15 years in Clinical Development & Regulatory Affairs and Clinical Research at a number of global pharmaceutical companies.

Our Board of Directors believes that Dr. Forbes’ experience and perspective advising the Company, as well as his depth of operating and senior management experience in our industry, provide him with the qualifications and skills to serve as a director.

Robert F. Carey, Director

Robert Carey joined our Board of Directors in February 2019 and serves on our audit committee. He has an extensive track record of accomplishment within the biopharmaceutical and healthcare investment banking industry. He has assisted biotech and specialty pharma companies raise more than $10 billion in initial public offerings, follow-on offerings, debt offerings, and private placements. He has served as a financial advisor on mergers, acquisitions, and strategic alliance transactions with a total deal value of more than $10 billion. From July 2020 until December 2023, Mr. Carey was co-founder and President of ACELYRIN, INC., a biopharmaceutical company developing life-changing drug therapies. Mr. Carey previously served as Executive Vice President and Chief Business Officer at Horizon Therapeutics plc from March 2014 to September 2019, during which Horizon Therapeutics deployed in excess of $3.5 billion to acquire or license eight commercial products and three products in development and grew net sales from $74 million in 2013 to approximately $1.2 billion in 2018, a compound annual growth rate of 75%. Before Horizon, he spent more than 11 years as Managing Director and Head of the Life Sciences Investment Banking Group at JMP Securities. Mr. Carey was also Managing Director in the healthcare groups at Dresdner Kleinwort Wasserstein and Vector Securities. He received his B.B.A. in Accounting from the University of Notre Dame. Mr. Carey currently serves on the Board of Beyond Cancer Ltd. and Sangamo Therapeutics, Inc.

Our Board of Directors believes that Mr. Carey’s experience and perspective advising the Company and other life sciences companies in connections with financings and strategic transactions, as well as his depth of operating and senior management experience in our industry, provide him with the qualifications and skills to serve as a director.

Robert Scott Goodman, Director

Robert Scott Goodman joined our Board of Directors in June 2025. Mr. Goodman brings more than 30 years of executive commercial leadership experience and success spanning venture-backed emerging businesses to Fortune 50 companies. Most recently, he served on the Board of Directors of Fourth Frontier, a pioneering health tech company, where he contributed to the company’s 510k FDA device approval and supported a successful Series B financing. Mr. Goodman served as the Chief Commercial Officer for pharmaceutical company WEP Clinical from 2023-2024, where he helped accelerate and increase total contract values and revenue growth by over 30% YOY. Mr. Goodman served as Division President at BioTelemetry, where he led a $2.1B sell-side transaction to Royal Philips in 2021. Mr. Goodman also has extensive executive sales experience, serving as SVP, Sales & Marketing of Cardiocore (later acquired by BioTelemetry) from 2008-2017 and as Thermo Fisher’s Senior Director, Head of Sales & Marketing from 2007-2008.

Our Board of Directors believes that Mr. Goodman’s strategic insight and commercial acumen have consistently delivered value across the healthcare and life sciences sectors, and provide him with the qualifications and skills to serve as a director.

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

Delinquent Section 16(a) Reports

Section 16(a) of Exchange Act requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and ten percent holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and 10% holders did not comply with all Section 16(a) filing requirements as of June 18, 2025 as follows:

(i)	Mr. Lisi filed his form 4 regarding 2 transactions as of September 26, 2024 late on October 1, 2024;
(ii)	Mr. Carey filed his form 4 regarding 4 transactions as of September 26, 2024 late on October 1, 2024.

Board Committees

Our Board of Directors has established four standing committees: the audit committee, the compensation committee, the nominating committee and the compliance committee. The current members of our audit committee are Erick Lucera and Robert F. Carey with Erick Lucera serving as chairperson. The current members of our compensation committee are Yoori Lee and Erick J. Lucera, with Yoori Lee serving as chairperson. The current members of our nominating committee are Erick Lucera, Yoori Lee and Dr. William Forbes, with Erick Lucera serving as chairperson. The compliance committee currently has four members.

Our Board of Directors has determined that Erick Lucera and Robert F. Carey meet the additional test for independence for audit committee members imposed by SEC regulations and Section 5605(c)(2)(A) of the Nasdaq Stock Market listing rules and that Erick J. Lucera and Yoori Lee meet the additional test for independence for compensation committee members imposed by Section 5605(d)(2)(A) of the Nasdaq Stock Market listing rules.

Audit Committee

The primary purpose of our audit committee is to assist the Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. It also oversees internal controls and discusses Company policies related to risk assessment and risk management, including cybersecurity matters. Our audit committee met five times during the fiscal year ended March 31, 2025. The functions of our audit committee include, among other things:

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

The financial literacy requirements of the SEC require that each member of our audit committee be able to read and understand fundamental financial statements. In addition, at least one member of our audit committee must qualify as an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act, and have financial sophistication in accordance with the Nasdaq Stock Market listing rules. Our Board of Directors has determined that Erick Lucera qualifies as an audit committee financial expert. Mr. Lucera is independent director, as independence for audit committee members is defined in the Nasdaq Stock Market listing rules.

Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Compensation Committee

The primary purpose of our compensation committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. Our compensation committee met one time during the year ended March 31, 2025. The functions of our compensation committee include, among other things:

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

Nominating Committee

The primary purpose of our nominating committee is to assist our Board of Directors in promoting the best interest of the Company and our stockholders through the implementation of sound corporate governance principles and practices. Our nominating committee met one time during the fiscal year ended March 31, 2025. The functions of our nominating committee include, among other things:

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

Compliance Committee

The primary purpose of our compliance committee is to assist our Board of Directors with oversight of healthcare compliance risk management arising from the FDA, Office of Inspector General, the U.S. Department of Justice and other federal, state or foreign corporate compliance requirements related to medical devices that specifically govern the AKS, FCA, FD&C Act, FCPA, Sunshine Act and similar state laws, HIPAA, the AdvaMed Code, and similar applicable state and local regulations and (when applicable) equivalent global requirements. Our compliance committee met one time during the fiscal year ended March 31, 2025.

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

Since the date of our most recent periodic report, there were no changes to the procedure by which our security holders may recommend nominees to our Board of Directors.

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

Board Leadership Structure and Role in Risk Oversight

The Board of Directors does not have a formal policy on whether or not the roles of Chairman of the Board and Chief Executive Officer should be separate and believes that it should retain the flexibility to make this determination in the manner it believes will provide the most appropriate leadership for the Company from time to time. Currently, Steven A. Lisi serves as Chairman of the Board and Chief Executive Officer. Robert Carey is the lead independent director. Mr. Lisi sets the strategic direction for the Company and provides day-to-day leadership. As Chairman of the Board of Directors, Mr. Lisi further oversees the agenda for board meetings in collaboration with the other board members. Our Board believes that it is in the best interest of the Company and its stockholders for Mr. Lisi to serve in both roles at this time given his knowledge of the Company and industry. We believe that this structure provides appropriate leadership and oversight of the Company and facilitates effective functioning of both management and our Board of Directors. Our Board of Directors will continue to reassess the structure to determine what is in the best interests of the Company and stockholders.

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

Insider Trading Policy

AAs of the date of this report, the Company has not adopted an Insider Trading Policy. The absence of such a policy is not reflective of disregard for the principles of fair and ethical trading practices. The Company is keenly aware of the importance of establishing clear guidelines to prevent insider trading and to uphold the Company’s reputation for integrity and ethical conduct.

We anticipate that the Insider Trading Policy will be adopted in the near future. Upon adoption, the policy will apply to all transactions in the Company’s securities, including but not limited to common stock, options to purchase common stock, and any other securities the Company may issue. It will cover all directors, officers, employees of the Company, and any family members or entities whose transactions in Company securities are directed by or under the influence or control of those persons. The Company is committed to rigorously enforcing this policy to prevent insider trading and protect all stakeholders’ interests.

Policies and practices for granting certain equity awards.

The Company’s policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The compensation committee of the Board of Directors is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions, and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board of Directors or compensation committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board of Directors or compensation committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its stockholders.

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

Summary Compensation Table

The following table summarizes compensation for the years ended March 31, 2025 and 2024 for our “named executive officers”, namely our (i) principal executive officer (PEO); (ii) our two other most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended March 31, 2025; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to Item 402(m)(2)(ii) of Regulation S-K but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year:

Name and Principal Position	Year	Salary Cost	Option Awards (A)(B)	Total

Steven A. Lisi	2025	$555,000	$266,140	$821,140
Chief Executive Officer and Chairman of the Board	2024	$650,000	$1,083,000	$1,733,000
Amir Avniel	2025	$412,664	$110,120	$522,784
Former Chief Business Officer/ CEO NeuroNos	2024	$495,997	$456,000	$951,997
Michael Gaul	2025	$372,669	$92,203	$464,872
Chief Operating Officer	2024	$400,000	$399,000	$799,000
Douglas Larson	2025	$324,423	$80,853	$405,276
Chief Financial Officer	2024	$350,000	$342,000	$692,000

(A)	This column represents the grant date fair value of awards from Beyond Air, Beyond Cancer and NeuroNos in accordance with stock-based compensation rules under Accounting Standards Codification (“ASC”) Topic 718.

(B)	The respective agreements include a change of control provision that would automatically vest any unvested restricted stock units or unvested stock options if triggered.

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

Employment Agreement with Michael Gaul

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

Under the Employment Agreement, termination of Mr. Gaul’s employment by the Company without cause, or by Mr. Gaul for “Good Reason” (as such term is defined in the Employment Agreement), will require the Company to pay severance to Mr. Gaul. Upon any such termination, and subject to the terms of the Employment Agreement and the Company’s policies, Mr. Gaul will be entitled to receive his base salary for a period of six months, plus an additional month of severance payments for every two months of employment, with such additional amounts to be cumulative and not to exceed a total of 12 months of severance payments. The Company will also continue to contribute to Mr. Gaul’s health and dental benefits in the same proportion as during employment for the same duration as severance payments are made. In the event of a Change of Control (as defined in the Employment Agreement), Mr. Gaul will receive severance payments equal to six months’ base salary and the Company will continue to provide health and dental benefits in the same proportion as during employment for six months. Mr. Gaul will also receive an additional month of severance for every two years of employment, with such amounts to be cumulative and not to exceed a total of 12 months of severance payments. In addition, all of Mr. Gaul’s options to acquire Company stock and restricted common stock awards which have not vested as of the date of termination will become immediately vested as of the date of termination.

The Employment Agreement also contains customary non-solicitation and non-competition covenants, which covenants remain in effect for 1 year following any cessation of employment with respect to Mr. Gaul.

Employment Agreement with Douglas Larson

Pursuant to the terms of an employment agreement between the Company and Mr. Larson dated August 20, 2021. Mr. Larson was to be paid an annual salary of $275,000 per year. In April 2022, Mr. Larson’s annual salary was increased to $300,000. On April 1, 2023, Mr. Larson’s annual salary was increased to $350,000. In connection with the commencement of his employment, we issued Mr. Larson options to purchase 75,000 shares of common stock at an exercise price of $10.68 per share. The options vest over four years at 25% per year and were 75% vested as of March 31, 2025. Pursuant to Mr. Larson’s employment agreement, in the event of his termination of employment without “cause” or resignation for “good reason,” as such terms are defined in his employment agreement, subject to Mr. Larson’s execution of a release, Mr. Larson will be entitled to receive (i) his base salary for a period of six months, payable in accordance with the Company’s regular payroll practices, with an accelerated payment of any balance upon the occurrence of a “change in control,” as such term is defined in his employment agreement, provided that if such termination of employment occurs within three months before or within 12 months after the occurrence of a change in control, the severance payable to Mr. Larson will be increased to an amount equal to Mr. Larson’s base salary for a period of 18 months and be payable in a single lump sum payment; and (ii) payment or reimbursement (upon presentation of proof of payment) of Mr. Larson’s medical insurance premiums at the same level as was in effect on the termination date for a period of six months, which period will increase to 18 months if such termination of employment occurs within three months before or within 12 months after the occurrence of a change in control.

Mr. Larson’s employment agreement contains restrictive covenants relating to non-disclosure of confidential information, assignment of inventions, and non-solicitation and non-competition covenants that run for a period of 12 months following his termination of employment for any reason.

Option Awards Granted During the Year Ended March 31, 2025

On March 26, 2025, Messrs. Lisi, Avniel, Gaul and Larson were granted options to purchase 950,000, 300,000, 400,000 and 350,000 shares of our common stock, respectively, with an exercise price of $0.2946 per share, which was equal to the closing price of our common stock on the date of grant. The options vest in equal annual installments over four years commencing on December 31, 2025.

On April 19, 2024, Messrs. Lisi, Gaul and Larson were granted options to purchase 459,000, 382,000, 12,750 and 12,750 shares of NeuroNos’ common stock, respectively, with an exercise price of $0.14 per share, which was based on a third party valuation on the date of grant. 25% of the options vested in March 2025, with 25% vesting each year over three years commencing on December 31, 2025.

Outstanding Equity Awards as of March 31, 2025

	Equity awards
Name	Date of Grant	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (5)
Steven A. Lisi	08/31/2018	400,000	(1)	-	-	0.54	08/13/2029	-	-
	03/31/2019	250,000	(2)	-	-	0.54	03/31/2029	-	-
	03/11/2020	70,000	(2)	-	-	0.54	03/11/2030	-	-
	03/04/2021	200,000	(2)	-	-	0.54	03/04/2031	-	19,075
	03/03/2022	210,000	(2)	70,000	-	0.54	03/03/2032	-	109,000
	03/29/2023	400,000	(2)	400,000	-	0.54	03/29/2033	-	194,156
	03/20/2024	237,500	(2)	712,500	-	0.54	03/20/2034	-	258,875
	03/26/2025	-	(2)	950,000		0.29	03/27/2035
	10/05/2021	-	(3)	-	-	-	-	20,000	5,450
	03/03/2022	-	(3)	-	-	-	-	56,000	15,260
Amir Avniel	02/20/2017	100,000	(1)	-	-	0.54	08/13/2029	-	-
	08/31/2018	250,000	(1)	-	-	0.54	08/13/2029	-	-
	03/31/2019	140,000	(2)	-	-	0.54	03/31/2029	-	-
	03/11/2020	40,000	(2)	-	-	0.54	03/11/2030	-	-
	03/04/2021	100,000	(2)	-	-	0.54	03/04/2031	-	-
	03/03/2022	105,000	(2)	35,000	-	0.54	03/03/2032	-	9,538
	03/29/2023	40,000	(2)	40,000	-	0.54	03/29/2033	-	10,900
	03/20/2024	100,000	(2)	300,000	-	0.54	03/20/2034	-	81,750
	03/26/2025	-	(2)	300,000		0.29	03/27/2035		81,750
	10/05/2021	-	(3)	-	-	-	-	10,000	2,725
	03/03/2022	-	(3)	-	-	-	-	28,000	7,630
	03/29/2023	-	(3)	-	-	-	-	144,000	39,240
Mike Gaul	03/11/2020	40,000	(2)	-	-	0.54	03/11/2030	-	-
	05/04/2020	10,000	(4)	-	-	0.54	05/04/2030	-	-
	03/04/2021	25,000	(2)	-	-	0.54	03/04/2031	-	-
	03/03/2022	52,500	(2)	17,500	-	0.54	03/03/2032	-	4,769
	03/29/2023	85,000	(2)	85,000	-	0.54	03/29/2033	-	23,163
	03/20/2024	87,500	(2)	262,500	-	0.54	03/20/2034	-	71,351
	03/26/2025	-	(2)	400,000		0.29	03/26/2035		109,000

	10/05/2021	-	(3)	-	-	-	-	2,500	681
	03/03/2022	-	(3)	-	-	-	-	12,000	3,270
Doug Larson	09/01/2021	56,250	(4)	18,750	-	0.54	03/04/2031	-	5,109
	03/03/2022	15,000	(2)	5,000	-	0.54	03/03/2032	-	1,363
	03/29/2023	60,000	(2)	60,000	-	0.54	03/29/2033	-	16,350
	03/20/2024	75,000	(2)	225,000	-	0.54	03/20/2034	-	61,313
	03/26/2025	-	(2)	350,000		0.29	03/26/2035		95,375
	03/03/2022	-	(3)	-	-	-	-	6,000	1,635

(1)	25% options vests immediately, 25% vests December 31, 2018, 25% vests each following December 31.

(2)	25% options vests in December of the year of grant, 25% vests each following December.

(3)	Restricted stock units vest 20% per year with the first tranche vesting in December in the year of grant

(4)	25% options vests on the anniversary date of the grant, 25% each following year on the anniversary date.

(5)	Market value was calculated based upon the closing stock price on the last trading day of the fiscal year ended March 31, 2025 ($0.2725).

Director Compensation

Persons serving as both an officer and a director of the Company are only included in the Summary Compensation Table above for the year ended March 31, 2025.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1) (2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Dr. William Forbes	-	-	17,025	-	-	-	17,025
Ron Bentsur (resigned)	-	-	-	-	-	-	-
Erick J. Lucera	-	-	17,025	-	-	-	17,025
Yoori Lee	-	-	17,025	-	-	-	17,025
Robert F. Carey	-	-	90,918	-	-	-	90,918

(1)	During the year ended March 31, 2025, each director on the Board of Directors received options to purchase 75,000 shares of Beyond Air’s common stock and each option expires in ten years from the date of grant. Mr. Carey provided additional strategic support to the Company in 2024 and received an additional 125,000 options to purchase shares of Beyond Air’s common stock. Compensation expense was based upon the grant date fair value of the award in accordance with stock-based compensation rules under ASC Topic 718. As of March 31, 2025, the aggregate number of options to purchase Beyond Air’s common stock held by each director on the Board of Directors was as follows: (i) 273,000 by Dr. Forbes; (ii) 285,000 by Mr. Lucera; (iii) 280,000 by Ms. Lee; and (v) 461,000 by Mr. Carey. As of March 31, 2025, Mr. Carey additionally held an aggregate of 65,000 options to purchase Beyond Cancer’s common stock and 19,125 options to purchase NeuroNos common stock.

(2)	The respective agreements include a change of control provision that would automatically vest any unvested stock options if triggered.

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

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. Percentage computations are based on 92,469,476 shares of our common stock outstanding as of June 16, 2025.

Under the terms of the warrants issued by us to each of the 5% holders named below, Robert Carey and Steven Lisi, none of the aforementioned may exercise a warrant to the extent such exercise would cause them, together with their affiliates and any other persons acting as a group with them or any of their affiliates, to have acquired a number of shares of common stock which would exceed 9.99% of our then outstanding common stock, excluding for purposes of such determination shares of common stock issuable upon exercise of warrants that have not been exercised. We refer to the foregoing limitation as the “Ownership Cap.” The share numbers in the table below do not reflect the Ownership Cap, but the figures contained in the “Percentage of Outstanding Shares” column reflect the Ownership Cap.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Outstanding Shares % (2)
5% Owners
Alyeska Master Fund, L.P. (3)	29,745,877	(4)	9.99%
Avenue Venture Opportunities Fund, L.P. (5)	13,619,587	(6)	9.99%
Atlas Diversified Master Fund, Ltd. (7)	12,290,913	(8)	9.99%
Named Executive Officers and Directors
Steven A. Lisi	10,952,037	(9)	9.99%
Dr. William Forbes	151,605	(10)	*
Robert F. Carey	18,672,801	(11)	9.99%
Erick Lucera	192,358	(12)	*
Yoori Lee	156,404	(13)	*
Michael Gaul	379,650	(14)	*
Douglas Larson	239,846	(15)	*
All executive officers and directors (7 persons)	30,744,701		19.4%

*	Less than one percent (1.0%).

(1)	The address of these persons, unless otherwise noted, is c/o Beyond Air, Inc., 900 Stewart Avenue, Suite 301 Garden City, New York, 11530.

(2)	Shares of Common Stock beneficially owned and, except as limited by the Ownership Cap as discussed above, the respective percentages of beneficial ownership of Common Stock includes for each person or entity shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person or entity that are currently exercisable or will become exercisable or convertible within 60 days following April 23, 2025. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.

(3)

Based on our records and a Schedule 13G filed on February 14, 2025. Alyeska Investment Group, L.P., the investment manager of Alyeska Master Fund, L.P, has voting and investment control of the shares held by Alyeska Master Fund, L.P. Anand Parekh is the Chief Executive Officer of Alyeska Investment Group, L.P. and may be deemed to be the beneficial owner of such shares. Mr. Parekh, however, disclaims any beneficial ownership of the shares held by Alyeska Master Fund, L.P. The registered address of Alyeska Master Fund, L.P. is at c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, South Church Street George Town, Grand Cayman, KY1-1104, Cayman Islands. Alyeska Investment Group, L.P. is located at 77 W. Wacker, Suite 700, Chicago IL 60601.

(4)	Includes 7,727,201 pre-funded warrants and 14,872,100 warrants to purchase common stock.

(5)

Based on our records. Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P. are each a Delaware limited partnership. Marc Lasry is the managing member of each entity and may be deemed to be the indirect beneficial owner of the securities reported by reason of his ability to direct the vote and/or disposition of such securities. The address of each entity and its affiliates is 11 West 42nd Street, 9th Floor, New York, New York 10036.

(6)	Includes 6,976,715 warrants to purchase common stock.

(7)	Based on our records and a Schedule 13G filed on February 14, 2025. By virtue of its position as the investment manager of Atlas Diversified Master Fund, Ltd. (“ADMF”), the direct holder of the 12,290,913 shares (including 8,956,504 shares of Common Stock issuable upon exercise of warrants), Balyasny Asset Management L.P., a Delaware limited partnership (“BAM”) may be deemed to exercise voting and investment power over such shares held by ADMF and thus may be deemed to beneficially own such shares. By virtue of its position as the General Partner of BAM, BAM GP LLC, a Delaware limited liability company (“BAM GP”) may be deemed to exercise voting and investment power over the shares held directly by ADMF and thus may be deemed to beneficially own such Shares. By virtue of its position as the Sole Member of BAM GP, Balyasny Asset Management Holdings LP, a Delaware limited partnership (“BAM Holdings”) may be deemed to exercise voting and investment power over the shares held directly by ADMF and thus may be deemed to beneficially own such shares. By virtue of its position as the General Partner of BAM Holdings, Dames GP LLC, a Delaware limited liability company (“Dames”) may be deemed to exercise voting and investment power over the shares held directly by ADMF and thus may be deemed to beneficially own such shares. By virtue of his position as the Managing Member of Dames, Dmitry Balyasny may be deemed to exercise voting and investment power over the shares held directly by ADMF and thus may be deemed to beneficially own such shares. The principal business address of each of BAM, BAM GP, BAM Holdings, Dames, and Mr. Balyasny is located at 444 West Lake Street, 50th Floor, Chicago, IL 60606.

(8)	Includes 3,007,664 pre-funded warrants and 5,948,840 warrants to purchase common stock.

(9)	Includes 506,321 pre-funded warrants, 5,356,805 warrants and 1,767,500 vested options to purchase common stock.

(10)	Includes 151,605 vested options to purchase common stock.

(11)	Includes 506,321 pre-funded warrants, 12,471,990 warrants and 141,000 vested options to purchase common stock.

(12)	Includes 148,750 vested options to purchase common stock.

(13)	Includes 143,750 vested options to purchase common stock.

(14)	Includes 300,000 vested options to purchase common stock.

(15)	Includes 12,048 warrants and 206,250 vested options to purchase common stock.

Equity Compensation Plan Information

Until November 22, 2024, we maintained the Sixth Amended and Restated 2013 Beyond Air Equity Incentive Plan. As of November 22, 2024, we maintain the Seventh Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”). The 2013 BA Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance share awards, and other stock-based awards (collectively, the “stock awards”). Stock awards may be granted under the 2013 BA Plan to our employees, directors and consultants, other than incentive stock options which may only be granted to employees of the Company. The maximum number of shares of common stock available for issuance under the 2013 BA Plan is 16,600,000 shares.

On November 22, 2024, the Board of Directors approved a one-time stock option repricing of 10,586,473 options (“Option Repricing”), effective November 22, 2024 (“Effective Date”), in accordance with 2013 BA Plan. Pursuant to the Option Repricing, all options granted pursuant to the 2013 BA Plan that were held by Company Board members, officers, and employees expected to continue providing services to the Company were repriced, to the extent such options had an exercise price in excess of $0.54, the closing price per share of the common stock of the Company as reported on The Nasdaq Stock Market on November 22, 2024. As of the Effective Date, all such options were repriced such that the exercise price per share was reduced to $0.54.

The 2013 BA Plan is scheduled to terminate on August 13, 2028. No stock awards shall be granted pursuant to the 2013 BA Plan after such date, but awards theretofore granted may extend beyond that date. The Board may suspend or terminate the 2013 BA Plan at any earlier date. No stock awards may be granted under the 2013 BA Plan while the Plan is suspended or after it is terminated.

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under the 2013 BA Plan and the 2021 Employee Stock Purchase Plan as of March 31, 2025:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders (1)	13,346,604	$0.46	682,229	(3)
Equity compensation plans not approved by stockholders (2)	1,437,369	$0.53	-

(1) Represents shares of common stock reserved for future issuance upon exercise of outstanding stock options under the 2013 BA Plan that were approved by our stockholders.

(2) Represents shares of common stock issuable upon exercise of outstanding stock options under the 2013 BA Plan that were not approved by our stockholders including 200,000 options issued as inducement awards.

(3) Represents (67,771) shares of common stock granted in anticipation of future forfeitures under the 2013 BA Plan and 750,000 shares of common stock reserved for future issuance under the 2021 Employee Stock Purchase Plan.

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

Since April 1, 2023, there were no transactions to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than the Term Sheet described below and compensation arrangements that are described in the “Executive Compensation”, “Director Compensation” and “Long Term Debt” sections of this Annual Report.

On September 27, 2024, Beyond Air entered into a binding term sheet (“Term Sheet”) for a secured loan with certain lenders including its Chief Executive Officer Steven Lisi and director Robert Carey. The Term Sheet was approved by each of the Company’s independent and disinterested directors, and the Audit Committee following the receipt of a recommendation from an independent investment bank. The Term Sheet provides for the following expected terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; and (v) the Company shall issue the lenders warrants to purchase shares of the Company’s common stock at an exercise price of $0.3793 per share, in an aggregate amount equal to the quotient of the principal divided by the exercise price. The Company finalized this loan and security agreement on November 1, 2024.

Director Independence

Our Board of Directors has determined that each of Erick Lucera, Yoori Lee, William Forbes and Robert F. Carey is independent within the meaning of Rule 5605(a)(2) of the Nasdaq Listing Rules and the rules and regulations promulgated by the SEC. In making its independence determinations, the Board of Directors sought to identify and analyze all of the facts and circumstances related to any relationship between a director, his immediate family and the Company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq rule referenced above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On December 17, 2024, our audit committee dismissed Marcum as the Company’s independent registered public accounting firm, and approved the engagement of Withum as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2025, effective immediately.

The aggregate fees billed for (i) the fiscal year ended March 31, 2025 for professional services rendered by Withum for the audit of our annual financial statements provided by Withum and in part by Marcum, in connection with statutory and regulatory filings or engagements for this fiscal period, and (ii) the fiscal year ended March 31, 2024 for professional services rendered in part by Marcum were as follows:

(usd)	Year Ended March 31, 2025	Year Ended March 31, 2024

Audit Fees	$425,673		$325,090
Audit Related Fees	$-		$-
Tax Fees	$-		$-
All Other Fees	$-	$
Total	$425,673		$325,090

In the above table, “audit fees” are fees billed by our independent registered public accounting firm for services provided in auditing our annual financial statements for the subject year. Audit fees also include professional services performed for filing of our registration statement on Form S-3 for equity offerings and for the resale of certain shares of our common stock, Form S-8 for shares of our common stock underlying our 2013 BA Plan and other filings “Audit-related fees” are fees not included in audit fees that are billed by the independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit review of our financial statements. “Tax fees” are fees billed by the independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent registered public accounting firm for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The audit committee pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the audit committee before the respective services were rendered.

The Board of Directors has considered the nature and amount of fees billed by Withum and Marcum and believes that the provision of services for activities unrelated to the audit, if any, is compatible with maintaining Marcum and Withum’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

2. Finance Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

1.1	At-The-Market Equity Offering Sales Agreement, dated as of February 14, 2025, filed as Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on February 14, 2025 and incorporated herein by reference.

2.1	Agreement and Plan of Merger and Reorganization, dated as of December 29, 2016, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 2.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 12, 2017, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 2.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

2.3	Merger Completion Certificate, dated as of December 29, 2016, by and among Red Maple Ltd. And Advance Inhalation (AIT) Ltd., filed as Exhibit 2.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., dated as of January 9, 2017, filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of AIT Therapeutics, Inc. filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of June 25, 2019, filed as Exhibit 3.3 to our Annual Report on Form 10-K filed with the SEC on June 28, 2019 and incorporated herein by reference.
3.4	Form of Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Beyond Air, Inc. (included in Appendix C to our Definitive Proxy Statement, as filed with the SEC on January 22, 2021 and incorporated herein by reference).

3.5	Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Beyond Air, Inc., dated November 22, 2024, filed as Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on November 26, 2024 and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2017 and incorporated herein by reference.

4.2	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on June 23, 2020 and incorporated herein by reference.

4.3	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 10.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

4.4

Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017, and incorporated herein by reference.

4.5	Form of Common Stock Purchase Warrant, by and among Beyond Air, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

4.6	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of June 15, 2023, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

4.7	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of June 15, 2023, filed as Exhibit 4.2 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023, and incorporated herein by reference.

4.8	Form of Common Stock Purchase Warrant, by and between Beyond Air, Inc. and the Holders party thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on March 22, 2024 and incorporated herein by reference.

4.9	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund, L.P., dated as of June 21, 2024, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 27, 2024

4.10	Warrant to Purchase Common Stock, by and between Beyond Air, Inc. and Avenue Venture Opportunities Fund II, L.P., dated as of June 21, 2024, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 27, 2024.

4.11	Form of Pre-funded Warrant, by and between Beyond Air, Inc. and the purchasers, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference

4.12

Form of Common Warrant, by and between Beyond Air, Inc. and the purchasers, filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

4.13	Form of Common Stock Purchase Warrant filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on November 6, 2024, and incorporated herein by reference.

10.1	Amended and Restated Agreement for the Transfer and Assumption of Obligations Under the Securities Purchase and Registration Rights Agreements, dated as of January 12, 2017, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.2	Securities Purchase and Registration Rights Agreement, by and among Advanced Inhalation Therapies Ltd. And the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.3	License Agreement, dated as of November 1, 2011, by and between Advanced Inhalation Therapies Ltd. And The UBC, filed as Exhibit 10.10 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.4^	Non-Exclusive Patent License Agreement, dated as of October 22, 2013, by and between Advanced Inhalation Therapies Ltd. And SensorMedics Corporation, filed as Exhibit 10.9 to our Current Report on Form 8-K. as filed with the SEC on January 20, 2017 Registration Statement on Form S-1(File No. 333-216287), and incorporated herein by reference.

10.5	Option Agreement, dated as of August 31, 2015, by and between Advanced Inhalation Therapies Ltd. And Pulmonox Technologies Corporation, filed as Exhibit 10.13 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.6	Tenth Amendment to Option Agreement, dated as of December 31, 2016, by and between Advanced Inhalation Therapies Ltd. And Pulmonox Technologies Corporation, filed as Exhibit 10.14 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.7+	Executive Employment Agreement, dated as of June 30, 2018, by and between AIT Therapeutics Inc. and Steven Lisi, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2021 and incorporated herein by reference.

10.8+	Stock Purchase and Registration Rights Agreement, dated as of March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.9+	Stock Purchase and Registration Rights Agreement, dated as of March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.10+	Form of Subscription Agreement, dated as of March 31, 2017, by and among AIT Therapeutics, Inc. and the Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 4, 2017 and incorporated herein by reference.

10.11	Securities Purchase Agreement, dated as of August 10, 2018, by and between AIT Therapeutics, Inc. and Lincoln Park Capital Fund, LLC., filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 13, 2018 and incorporated herein by reference.

10.12	Registration Rights Agreement, dated as of August 10, 2018, by and between AIT Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on August 13, 2018 and incorporated herein by reference.

10.14	Form of Subscription Agreement, dated as of June 3, 2019, by and among AIT Therapeutics, Inc. and the Purchasers party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 7, 2019 and incorporated herein by reference.

10.15*	License, Development and Commercialization Agreement, dated January 23, 2019, by and between AIT Therapeutics, Inc. and Circassia Limited, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on February 14, 2019 and incorporated herein by reference.

10.16	Settlement Agreement and Release, dated May 26, 2021, by and between Beyond Air, Inc. and Circassia Limited, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2021 and incorporated herein by reference.

10.17	Form of Purchase Agreement, dated as of December 10, 2019, by and among Beyond Air, Inc. and the U.S. Investors party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2019 and incorporated herein by reference.

10.18	Form of Purchase Agreement, dated as of December 10, 2019, by and among Beyond Air, Inc. and the Foreign Investors party thereto, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 12, 2019 and incorporated herein by reference.

10.19	Facility Agreement, dated as of March 17, 2020, by and among Beyond Air Ireland Limited and the Original Lenders party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2020 and incorporated herein by reference.

10.20	At-The-Market Equity Offering Sales Agreement, dated as of April 2, 2020, by and among Beyond Air, Inc., SunTrust Robinson Humphrey, Inc. and Oppenheimer & Co., filed as Exhibit 1.1 to our Current Report on Form 8-K, as filed with the SEC on April 3, 2020 and incorporated herein by reference.

10.21	Purchase Agreement, dated as of May 14, 2020, by and between Beyond Air, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 20, 2020 and incorporated herein by reference.

10.22	Registration Rights Agreement, dated as of May 14, 2020, by and between Beyond Air, Inc. and Lincoln Park Capital Fund, LLC, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on May 20, 2020 and incorporated herein by reference.

10.23*	Supply Agreement, dated as of August 6, 2020, by and between Beyond Air, Inc. and Spartronics Watertown, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 12, 2020 and incorporated herein by reference.

10.24*	Manufacture and Supply Agreement, dated as of July 30, 2020, by and between Beyond Air, Inc. and Medisize Ireland Limited, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 18, 2020 and incorporated herein by reference.

10.25+	Beyond Air, Inc. Fifth Amended and Restated 2013 Equity Incentive Plan (included in Appendix A to our Definitive Proxy Statement filed on January 27, 2023 and incorporated herein by reference).

10.26+	Beyond Air, Inc. 2021 Employee Stock Purchase Plan, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on March 9, 2021 and incorporated herein by reference.

10.27+	Employment Agreement, dated as of April 24, 2020, by and between Beyond Air, Inc. and Michael Gaul, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 5, 2022 and incorporated herein by reference.

10.28	Loan and Security Agreement, by and among Beyond Air, Inc., Beyond Air Ltd., Avenue Capital Management II, L.P., as Agent, and the Lenders party thereto, dated as of June 15, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023 and incorporated herein by reference.

10.29	Supplement to the Loan and Security Agreement, by and among Beyond Air, Inc., Avenue Capital Management II, L.P., as Agent, and the Lenders party thereto, dated as of June 15, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on June 20, 2023 and incorporated herein by reference.

10.30+	Consulting Agreement, dated as of February 14, 2024, by and between Beyond Air, Inc. and Jeff Myers.

10.31	Amendment No. 1 to Sales Agreement, dated February 28, 2024, by and among Beyond Air, Inc. and Truist Securities, Inc. and Oppenheimer & Co. Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 1, 2024 and incorporated herein by reference.

10.32	Form of Placement Agency Agreement, dated March 20, 2024, by and among Beyond Air, Inc. and Roth Capital Partners, LLC and Laidlaw & Company (UK) Ltd., filed as Exhibit 1.1 to our Current Report on Form 8-K, as filed with the SEC on March 22, 2024, and incorporated herein by reference.

10.33	Form of Securities Purchase Agreement dated March 20, 2024, by and among Beyond Air, Inc and the Purchasers, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 22, 2024 and incorporated herein by reference.

10.34	First Amendment to Loan Documents, by and among Beyond Air, Inc., Beyond Air Ltd., Avenue Capital Management II, L.P., as Agent, and the Lenders party thereto, dated as of June 21, 2024, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 27, 2024.

10.35	Form of Securities Purchase Agreement dated September 26, 2024, by and between Beyond Air, Inc. and the purchasers, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

10.36	Form of Registration Rights Agreement dated September 26, 2024, by and between Beyond Air, Inc. and the purchasers dated September 27, 2024, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

10.37	Engagement Letter dated August 16, 2024, by and among Beyond Air, Inc., BTIG, LLC, Laidlaw & Company (UK) LTD, Arcadia Securities, LLC, and Jones Trading Institutional Services LLC, filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

10.38	Beyond Air, Inc. Seventh Amended and Restated 2013 Equity Incentive Plan (incorporated by reference from Appendix A to the Proxy Statement for Beyond Air, Inc.’s 2025 Annual Meeting of Stockholders, filed with the SEC on October 31, 2024)

10.39	Loan and Security Agreement, dated November 1, 2024, by and between Beyond Air, Inc. and BCR8V LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on November 6, 2024 and incorporated herein by reference.

21.1**	List of subsidiaries of Beyond Air, Inc.

23.1**	Consent of WithumSmith+Brown LLP

23.2**	Consent of Marcum LLP

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1***	Section 1350 Certification of Principal Executive Officer

32.2***	Section 1350 Certification of Principal Financial Officer

97+**	Beyond Air, Inc. Incentive Compensation Recovery Policy, effective October 2, 2023, filed as Exhibit 97 to our Annual Report on Form 10-K, as filed with the SEC on June 24, 2024, and incorporated herein by reference

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: June 20, 2025

BEYOND AIR, INC.

By:	/s/ Steven Lisi
Steven Lisi Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Lisi	Chairman and Chief Executive Officer	June 20, 2025
Steven Lisi	(Principal Executive Officer)

/s/ Douglas Larson	Chief Financial Officer (Principal Financial	June 20, 2025
Douglas Larson	Officer and Principal Accounting Officer)

/s/ Erick Lucera	Director	June 20, 2025
Erick Lucera

/s/ Yoori Lee	Director	June 20, 2025
Yoori Lee

/s/ William Forbes	Director	June 20, 2025
William Forbes

/s/ Robert Carey	Director	June 20, 2025
Robert Carey

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Beyond Air, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Beyond Air, Inc. (the “Company”) as of March 31, 2025, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Beyond Air, Inc. as of March 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced negative cash flows from operating activities since inception, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Retrospective Application of a Change in Accounting Principle

The consolidated financial statements of the Company as of and for the year ended March 31, 2024, before the effects of retrospective application of a change in accounting principle described in Note 2 to the consolidated financial statements, were audited by other auditors whose report, dated June 24, 2024, expressed an unqualified opinion on those statements. We audited the adjustments to the 2024 consolidated financial statements to retrospectively apply the change in accounting principle due to the adoption of Accounting Standards Update 2023-07, Segment Reporting, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2024 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Beyond Air, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these consolidated financial statements are free of material misstatement, whether due to error or fraud. Beyond Air, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for Equity Financing and Warrant Issuances

Critical Audit Matter Description

The Company evaluates its equity issuances to determine if those contracts or embedded components of those contracts qualify as derivative instruments requiring separate recognition in the Company’s consolidated financial statements. As described in Note 4, on September 26, 2024, the Company entered into the Securities Purchase Agreement II with certain institutional and accredited investors, which included certain directors and officers of the Company, pursuant to which the Company sold, in a private placement offering, an aggregate of (i) 24,999,999 shares of common stock (ii) 15,848,712 pre-funded stock purchase warrants, (the “Pre-funded Warrants”) to purchase up to 15,848,712 shares of common stock and (iii) 40,848,711 stock purchase warrants (the “Common Warrants” and together with the Pre-funded Warrants, the “Warrants”) to purchase up to 40,848,711 shares of common stock. Each common share and accompanying Common Warrant were sold together at a combined offering price of $0.5043, and each Pre-Funded Warrant and accompanying Common Warrant were sold together at a combined offering price of $0.5042 for gross proceeds of $20.6 million (which includes $2.0 million from related parties). Members of the Board of Directors and certain executives of the Company are considered related parties to this offering. The Pre-Funded Warrants have an exercise price of $0.0001 per share, and the Common Warrants have an exercise price of $0.3793 per share. The private placement offering closed on September 30, 2024. As described in Note 10, on September 30, 2024, Beyond Air and the Lenders reached an agreement to extinguish the Avenue Capital senior secured term loan for a one-time payment of $17.85 million. This agreement eliminated the debt and interest payments that would have been made to Avenue Capital from October 1, 2024, through June 30, 2026, of $12.0 million. The $17.85 million settlement was treated as an extinguishment of the loan agreement and therefore, proportionate amounts of unamortized discount and deferred financing costs were written off during the year ended March 31, 2025, resulting in the Company recording loss on extinguishment of debt of $2.5 million in the consolidated statements of operations and comprehensive loss. On November 1, 2024, the Company entered into an $11.5 million secured Loan Agreement with certain lenders, including its CEO and a director. The loan has a ten-year term, 15% annual interest (3% cash, 12% in kind through June 2026, then all cash), an 8% royalty on net sales starting July 2026, is secured by substantially all assets, and includes warrants to purchase common stock at $0.3793 per share. We identified the accounting for equity financing and warrant issuances as a critical audit matter because of the complexity in applying the accounting framework. This required extensive audit effort related to the application of the accounting framework.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: we obtained an understanding of, evaluated the design of the operating effectiveness of controls over management’s process for the accounting treatment, read the agreements, and evaluated the accounting for the warrant issuance. We tested management’s process, which included (i) evaluating the application of the accounting framework used by management; (ii) tested the mathematical accuracy of management’s calculations; and (iii) tested the completeness and accuracy of the underlying data used. Professionals with specialized skill and knowledge were used to assist in (i) evaluating management’s application of the accounting framework and (ii) tested the mathematical accuracy of management’s calculation and conclusion related to the accounting classification of the warrant issuances.

/s/ WithumSmith+Brown, PC

We have served as Beyond Air, Inc.’s auditor since 2024.

East Brunswick, New Jersey

June 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Beyond Air, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Beyond Air, Inc. (the “Company”) as of March 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended March 31, 2024, and the related notes (the 2024 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein). In our opinion, the March 31, 2024 financial statements, before the effects of the adjustments to respectively apply the change in accounting described in Note 2, present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting principle described in Note 2 and accordingly, we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied. The adjustments were audited by other auditors.

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

/s/ Marcum LLP

We have served as the Company’s auditor from 2019 to 2024.

Morristown, New Jersey

June 24, 2024

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2025	March 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$4,665	$11,378
Marketable securities	2,252	23,090
Restricted cash	231	230
Accounts receivable	710	319
Inventory, net	2,417	2,127
Other current assets and prepaid expenses	5,743	6,792
Total current assets	16,018	43,936

Licensed right to use technology	1,222	1,427
Right-of-use lease assets	1,706	2,121
Property and equipment, net	11,013	9,364
Other assets	103	113
TOTAL ASSETS	$30,062	$56,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,950	$1,948
Accrued expenses and other current liabilities	2,045	8,402
Operating lease liability, current portion	396	418
Loans payable, current portion	609	800
Total current liabilities	5,000	11,567

Operating lease liability, net	1,486	1,898
Long-term debt, net	9,197	14,721
Warrant liability	38	275
Derivative liability	-	1,314
Total liabilities	15,721	29,775

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 500,000,000 shares authorized, 82,570,726 and 45,900,821 shares issued and outstanding as of March 31, 2025 and 2024, respectively	8	5
Treasury stock	(25)	(25)
Additional paid-in capital	299,982	264,780
Accumulated deficit	(286,322)	(239,697)
Accumulated other comprehensive loss	(60)	(15)
Total stockholders’ equity attributable to Beyond Air, Inc.	13,583	25,048
Non-controlling interest	758	2,138
Total equity	14,341	27,186
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,062	$56,961

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except share data)

	Year Ended March 31, 2025	Year Ended March 31, 2024

Revenues	$3,705	$1,159

Cost of revenues	(5,368)	(2,466)

Gross loss	(1,663)	(1,307)

Operating expenses:

Research and development	(16,857)	(24,363)
Selling, general and administrative	(26,017)	(37,337)
Total operating expenses	(42,874)	(61,700)

Loss from operations	(44,537)	(63,006)

Other income (expense):

Dividend/investment income	705	1,739
Change in fair value of warrant liability	237	611
Change in fair value of derivative liability	1,314	48
Estimated contingent loss	-	(598)
Other income/(expense)	9	(169)
Loss on extinguishment of debt	(2,447)	-
Loss on disposal/impairment of fixed assets	(738)	-
Interest and finance expense	(3,019)	(2,912)
Foreign exchange loss	(3)	(6)
Total other income/(expense)	(3,942)	(1,288)

Loss before income taxes	(48,479)	(64,295)

Provision for income taxes	-	-

Net loss	$(48,479)	$(64,295)

Less: net loss attributable to non-controlling interest	(1,854)	(4,053)

Net loss attributable to Beyond Air, Inc.	$(46,625)	$(60,242)

Other comprehensive loss, net of tax:
Foreign currency translation loss	(45)	(68)

Comprehensive loss attributable to Beyond Air, Inc.	$(46,670)	$(60,310)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(0.69)	$(1.82)

Weighted average number of shares of common stock outstanding – basic and diluted	67,706,527	33,160,180

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED MARCH 31, 2024

(in thousands except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income/(Loss)	Interest	Equity
Balance as of April 1, 2023	30,738,585	$3	$(25)	$217,339	$(179,455)	$53	$4,113	$42,028

Issuance of common stock – At The Market equity offering	5,131,780	1	-	13,376	-	-	-	13,377
Issuance of common stock – securities purchase agreement	9,638,556	1	-	14,589	-	-	-	14,590
Issuance of common stock upon exercise of options	42,500	-	-	217	-	-	-	217
Vested restricted stock	349,400	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	19,259	-	-	2,078	21,337
Other comprehensive loss	-	-	-	-	-	(68)	-	(68)
Net loss	-	-	-	-	(60,242)	-	(4,053)	(64,295)
Balance as of March 31, 2024	45,900,821	$5	$(25)	$264,780	$(239,697)	$(15)	$2,138	$27,186

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED MARCH 31, 2025

(in thousands except share data)

	Common Stock		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2024	45,900,821	$5	$(25)	$264,780	$(239,697)	$(15)	$2,138	$27,186
Issuance of common stock – At The Market equity offering	6,742,011	1	-	2,150	-	-	-	2,151
Sale of common stock and pre-funded warrants	24,999,999	2	-	18,856	-	-	-	18,858
Issue of common stock warrants	-	-	-	3,159	-	-	-	3,159
Issuance of common stock upon exercise of warrants	4,683,095	-	-	365	-	-	-	365
Issuance of common stock upon vesting of restricted shares	244,800	-	-	-	-	-	-	-
NeuroNos issuance of stock	-	-	-	1,765	-	-	235	2,000
Stock-based compensation	-	-	-	8,907	-	-	239	9,146
Other comprehensive loss	-	-	-	-	-	(45)	-	(45)
Net loss	-	-	-	-	(46,625)	-	(1,854)	(48,479)
Balance as of March 31, 2025	82,570,726	$8	$(25)	$299,982	$(286,322)	$(60)	$758	$14,341

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Year Ended March 31, 2025	For The Year Ended March 31, 2024
Cash flows from operating activities
Net loss	$(48,479)	$(64,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,999	1,775
Stock-based compensation	9,146	21,337
Amortization of debt discount and accretion of debt issuance costs	1,028	1,150
Amortization of licensed right to use technology	205	205
Amortization of operating lease assets	367	372
Change in fair value of warrant liability	(237)	(611)
Change in fair value of derivative liability	(1,314)	(48)
Unrealized (gain)/loss on marketable securities	60	123
Provision for inventory losses	177	-
Loss on extinguishment of debt	2,447	-
Impairment of fixed assets	505	-
Loss on disposal of fixed assets	334	15
Paid in kind interest	696	-
Changes in:
Grant receivable	-	420
Inventory	(466)	(998)
Accounts receivable	(390)	(319)
Other current assets and prepaid expenses	1,048	(1,583)
Accounts payable	399	(467)
Accrued expenses	(6,358)	(12,710)
Operating lease liabilities	(385)	(381)
Net cash used in operating activities	(38,218)	(56,014)
Cash flows from investing activities
Purchase of marketable securities	(30,878)	(128,770)
Proceeds from sale of marketable securities	51,656	122,280
Security deposits made on operating leases	10	-
Purchase of property and equipment	(5,883)	(5,745)
Net cash provided by (used in) investing activities	14,905	(12,235)
Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings	2,151	13,376
Proceeds from the sale of common stock of NeuroNos	2,000	-
Proceeds from issuance of common stock and pre-funded warrants through securities purchase agreement II	18,858	-
Proceeds from issuance of common stock in connection with a purchase agreement	-	14,591
Proceeds from issuance of common stock through exercise of options	-	217
Proceeds from issuance of common stock through exercise of warrants	365	-
Proceeds from long term loan	11,324	15,818
Payment of loan	(18,052)	(835)
Net cash provided by financing activities	16,646	43,167
Effect of exchange rate changes on cash and cash equivalents	(45)	(77)

Decrease in cash, cash equivalents and restricted cash	(6,712)	(25,160)
Cash, cash equivalents and restricted cash at beginning of year	11,608	36,768
Cash, cash equivalents and restricted cash at end of year	$4,896	$11,608
Supplemental disclosure of non-cash investing and financing activities:
Debt discount	$3,249	$4,541
End of term loan liability	$-	$(613)
Warrant liability	$-	$(885)
Derivative liability	$-	$(1,361)
Short term finance liability	$693	$740
Fixed assets recorded in accounts payable and accrued expenses	$396	$404
Interest paid	$1,197	$1,759
Income taxes paid	$-	$-

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

On November 26, 2024, the Company received European CE mark approval of the LungFit PH® system for the following:

●	The treatment of infants >34 weeks gestation with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension, in order to improve oxygenation and to reduce the need for extracorporeal membrane oxygenation; and
●	The treatment of peri- and post-operative pulmonary hypertension in adults and newborn infants, infants and toddlers, children and adolescents, ages 0-17 years in conjunction to heart surgery, in order to selectively decrease pulmonary arterial pressure and improve right ventricular function.

LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery of NO at concentrations > 100 parts per million (ppm) through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s other areas of focus with the LungFit® platform beyond PPHN are nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). Our current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the EU for the product to be CE marked, as well as comparable foreign regulatory authorities.

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

On March 24, 2025, Beyond Air reorganized its neurology business into a new private company called NeuroNOS. Beyond Air’s infrastructure, for example regulatory, quality, legal, etc, will continue to support the NeruoNOS team. Beyond Air has 88.2% ownership in NeuroNOS.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements include the accounts of the Company and the accounts of all of the Company’s subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. As the Company has both the power to direct activities of Beyond Cancer Ltd. and its affiliates (“Beyond Cancer”) that most significantly impact Beyond Cancer’s economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations and the 11.8% interest in NeuroNOS Ltd. and its affiliates (“NeuroNos”) net assets and result of operations is reported as “non-controlling interest” on the Company’s consolidated balance sheets and as “net loss attributable to non-controlling interest” in the Company’s consolidated statements of operations and comprehensive loss. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could significantly differ from those estimates. On an ongoing basis, the Company evaluates its significant estimates and assumptions including expense recognition and accrual assumptions under consulting and clinical trial agreements, stock-based compensation, impairment assessments, accounting for licensed rights to use technologies and other long-lived assets, the valuation of warrants, the valuation of derivatives, contingency recognition and accruals and the determination of valuation allowance requirements on deferred tax attributes.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Going Concern, Liquidity and Other Uncertainties

The Company used cash in operating activities of $38.2 million for the year ended March 31, 2025, and has an accumulated deficit attributable to the stockholders of Beyond Air, Inc. of $286.3 million. The Company had cash and cash equivalents and marketable securities of $6.9 million as of March 31, 2025. In addition, $4.4 million of cash is held on deposit by the Company’s contract manufacturer to be applied against future purchases.

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

Management is confident that the efforts to arrange financing, while not assured, will enable the Company to meet its obligations.

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

On November 1, 2024, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for a secured loan with certain lenders, including its Chief Executive Officer Steven Lisi and director Robert Carey, for an aggregate principal balance of $11.5 million. The Loan Agreement was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The Loan Agreement provides for the following terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; (v) the Company’s obligations will be secured by substantially all of the Company’s assets and (vi) the Company shall issue the lenders warrants to purchase shares of the Company’s common stock at an exercise price of $0.3793 per share.

Subsequent to March 31, 2025, the Company received commitments from certain lenders under the Loan Agreement to provide additional financing of at least $2.0 million in aggregate principal. The additional loans are expected to be issued on terms and conditions that are materially consistent with those of the Loan Agreement.

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

The Company accounts for its rental arrangements of LungFit® PH devices in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). Under ASC 842, leases may be classified as either financing, sales-type, or operating, and the Company is required to disclose key information about leasing arrangements. The classification determines the pattern of revenue recognition and classification within the consolidated statements of operations and comprehensive loss. The Company typically classifies the rental arrangement of its LungFit® PH contracts as operating leases. The Company’s leases do not contain any restrictive covenants or any material residual value guarantees. The Company’s equipment leases may contain renewal options which range from one month to two years. The lease term is adjusted for renewal or termination options that the Company believe the customer is reasonably certain to exercise.

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

The Company records the costs of shipping related to contract devices and consumables in cost of revenue in its consolidated statements of operations and comprehensive loss.

See Note 16 to the consolidated financial statements for more information regarding leasing arrangements.

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

As of March 31, 2025 and March 31, 2024, the Company’s financial instruments included restricted cash, marketable securities, accounts payable, long-term debt and liability classified warrants. In addition, as of March 31, 2024, the Company’s financial instruments also included derivative liabilities. The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash and marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings and is in Level 3 of the fair value hierarchy. The liability classified warrants and derivative liabilities are each recorded at their fair value and are Level 3 of the fair value hierarchy.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts as of March 31, 2025 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Mutual funds	$2,252	$2,252	-	-
Total assets measured and recorded at fair value	$2,252	$2,252	$-	$-

Liabilities:
Warrant liability	$38	$-	$-	$38
Total liabilities measured and recorded at fair value	$38	$-	$-	$38

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The fair value amounts as of March 31, 2024 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities :
Government securities	$16,388	$16,388	-	-
Mutual funds	6,702	6,702	-	-
Total assets measured and recorded at fair value	$23,090	$23,090	$-	$-

Liabilities:
Warrant liability	$275	$-	$-	$275
Derivative liability	1,314	-	-	1,314
Total liabilities measured and recorded at fair value	$1,589	$-	$-	$1,589

Level 3 Valuation

The common stock warrants issued in connection with the Loan and Security Agreement (as defined below) in June 2023 (Note 10) are recorded as a warrant liability within the consolidated balance sheet as of March 31, 2025 as the warrants contain certain settlement features that are not indexed to the Company’s own stock. In addition, the conversion feature embedded within the long-term debt required bifurcation as certain adjustments to the conversion price were not indexed to the Company’s own stock and recorded as a derivative liability. The warrants and derivative liability are remeasured each reporting period with the change in fair value recorded to other income (expense) in the consolidated statements of operations and comprehensive loss until the warrants and derivative are exercised, expired, reclassified or otherwise settled. The significant assumptions used in valuing the warrants and derivative were as follows:

At March 31, 2025	Warrants	Derivative
Expected term (in years)	3.25	-
Volatility	99%	-%
Risk-free rate	3.9%	-%

At March 31, 2024	Warrants	Derivative
Expected term (in years)	4.25	3.25
Volatility	88%	86%
Risk-free rate	4.09%	4.38%

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants and derivatives for the years ended March 31, 2025 and March 31, 2024 (in thousands):

	Warrants	Derivative
Balance at April 1, 2023	$-	$-
Issuances	885	1,361
Change in fair value	(611)	(48)
Balance at March 31, 2024	$275	$1,314
Change in fair value	(237)	(1,314)
Balance at March 31, 2025	$38	$-

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

As of March 31, 2025 and March 31, 2024, restricted cash included approximately $0.2 million and $0.2 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, A$250,000 in Australia, $25,000 in Bermuda, €100,000 in Ireland and €100,000 in Cyprus. There is currently no official federal depository insurance in Israel. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of March 31, 2025, the Company had greater than $250,000 at United States financial institutions, greater than A$250,000 at Australian financial institutions, greater than €100,000 at Irish financial institutions and also has funds on deposit in Israel. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type and restricted cash as shown on the Company’s consolidated statements of cash flows for:

(in thousands)	March 31, 2025	March 31, 2024
Cash and cash equivalents	$4,665	$11,378
Restricted cash	231	230
Total cash, cash equivalents and restricted cash	$4,896	$11,608
Marketable securities:
Marketable debt securities
U.S. government securities	-	16,388
Mutual fund (Ultra-Short-Term Income)	2,252	6,702
Total marketable securities	2,252	23,090

Total cash, cash equivalents, marketable securities and restricted cash	$7,148	$34,698

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of March 31, 2025 aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains and (Losses)
Mutual fund (Ultra-Short-Term Income)	$2,252	$39
Total short-term marketable securities	$2,252	$39

The following table summarizes our short-term marketable securities with unrealized gains and losses as of March 31, 2024 aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains and (Losses)
US government securities	$16,388	$117
Mutual fund (Ultra-Short-Term Income)	6,702	6
Total short-term marketable securities	$23,090	$123

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

Segment Reporting

Operating segments are defined as components of an entity for which both discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM is our Chief Executive Officer. The Company’s CODM evaluates performance and allocates resources for all of the Company’s reportable segments based on income/loss from operations. The CODM is involved in determining and reviewing projected income/loss from operations as part of the annual budget process. Throughout the year, the CODM considers forecast to actual results and variances to allocate resources. The CODM also considers this information in strategic decisions related to capital allocations, including investments in assets, research and development activities, and human capital.

The Company’s reportable segments at March 31, 2024 included Beyond Air and Beyond Cancer. Following the March 24, 2025 private placement and reorganization of the Company’s neurology business into the NeuroNos companies, the Company’s operations became further classified into three segments, Beyond Air, Beyond Cancer and NeuroNos. Each segment has its own management team, board of directors, corporate officers and legal entities. As of March 31, 2025, Beyond Air, Inc. owned 80% of the common stock of Beyond Cancer and 88.2% of the common stock of NeuroNos.

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

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of March 31, 2025 and March 31, 2024 in accordance with ASC 842, Leases. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Research and Development

Research and development expenses are charged to the consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. For the years ended March 31, 2025 and March 31, 2024, the Company received $0 million and $0.3 million, respectively, in AU Tax Rebates.

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

In consolidating international subsidiaries, balance sheet currency effects are recorded as a component of accumulated other comprehensive income and loss. The accumulated other comprehensive income and loss account includes the cumulative results of translating certain balance sheet assets and liabilities at current exchange rates and some accounts at historical rates. For the year ended March 31, 2025, the Company recorded losses of $0.1 million in accumulated other comprehensive income. For the year ended March 31, 2024, the Company recorded losses of $0 million in accumulated other comprehensive loss.

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Fair value for restricted stock unit awards is valued using the closing price of the Company’s common stock on the date of grant. The grant date fair value is recognized over the requisite service period during which an employee and non-employee is required to provide service in exchange for the award, using the accelerated method with each tranche being expensed over its vesting period. The grant date fair value of employee and non-employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The Company accounts for forfeitures as they occur. Starting in 2023, Beyond Air used its own historical volatility as an input for expected volatility, but due to Beyond Cancer’s lack of marketability, the Company utilizes the implied volatility based on an aggregate of guideline companies for expected volatility. The Company uses the simplified method to estimate the expected term.

Supplier Concentration

The Company relies on third-party suppliers to provide materials for its devices and consumables.

In the year ended March 31, 2025, the Company purchased approximately 85% of its materials from a third-party vendor. In the year ended March 31, 2024, the Company purchased approximately 75% of its materials from a third-party vendor.

Customer Concentration

For the year ended March 31, 2025, the Company derived 16% and 10% of its revenues from two customers. For the year ended March 31, 2024, the Company derived 40% and 21% of its revenues from two customers.

Licensed Right to Use Technology

Licensed right to use technology that is considered platform technology with alternative future uses is recorded as an intangible asset and is amortized on a straight-line method over its estimated useful life, determined to be thirteen years.

The expected amortization expense for the next five years and thereafter is as follows for the year ended March 31 (in thousands):

2026	$205
2027	205
2028	205
2029	205
2030	205
Thereafter	197
Total	$1,222

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

Recoverability of assets that will continue to be used in the Company’s operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimates of future costs. There were no events during the reporting periods that were deemed to be a triggering event that would require an impairment assessment, other than an impairment of $0.5 million associated with certain R&D assets following Management’s decision to put its VCAP clinical trial on hold.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2025 and March 31, 2024, the Company recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more-likely-than-not threshold.

The Company’s reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The Company would recognize both estimated accrued interest and penalties related to unrecognized benefits within income tax expense in the consolidated statements of operations and comprehensive loss. The Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

Net Loss Per Share

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

Variable Interest Entity

As the Company has the power to direct activities of both Beyond Cancer and NeuroNos (VIE) that most significantly impact their economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations and the non-controlling owners’ 11.76% interest in NeuroNos’ net assets and result of operations are reported as “non-controlling interest” on the Company’s consolidated balance sheets and as “net loss attributable to non-controlling interest” in the Company’s consolidated statements of operations and comprehensive loss. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 (“ASU 2020-06”), Debt — Debt with Conversion and Other Options (Subtopic 470-20), to address the complexity associated with applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity, which the Company adopted on April 1, 2023. ASU 2020-06 eliminated the beneficial conversion (and cash conversion) accounting models in Subtopic 470-20 that require separate accounting for embedded conversion features, and simplified the settlement assessment to determine whether it qualifies for equity classification. In addition, the new guidance requires entities to use the if-converted method to calculate earnings per share for all convertible instruments and to include the effect of share settlement for instruments that may be settled in cash or shares. The Company adopted ASU 2020-06 using the modified retrospective approach and applied the guidance to all financial instruments that were outstanding as of the beginning of 2023. As the Company had not previously separated any financial instruments under the beneficial conversion or cash conversion accounting models, there was no cumulative effect adjustment to the opening balance of retained earnings as a result of adopting ASU 2020-06.

In November 2023, the FASB issued ASU-2023-07, Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures about significant segment expenses. The amendments in this update requires public entities to disclose significant segment expenses that are regularly provided to the Company’s Chief Executive Officer as the Company’s Chief Operating Decision Maker (CODM). This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for the Company). We adopted this standard effective April 1, 2024 retrospectively for all periods presented. See Note 14, “Variable Interest Entities,” for further information regarding our segment reporting.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Tax Disclosures (Topic 740), to enhance the disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company), with early adoption permitted. The Company is assessing the impact of this ASU, and upon adoption, may be required to include certain additional disclosures in the effective income tax rate reconciliation in the footnotes to the Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This standard requires disclosure of specific information about costs and expenses and becomes effective for fiscal years beginning after December 15, 2026 (fiscal 2028 for the Company), with early adoption permitted. The Company is assessing the impact of this ASU and, upon adoption, may be required to include certain additional disclosures in the footnotes to the Consolidated Financial Statements.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	March 31, 2025	March 31, 2024

Clinical and medical equipment	$1,048	$2,174
Equipment deployable as part of a service offering	13,511	8,208
Computer equipment	927	860
Furniture and fixtures	506	534
Leasehold improvements	521	612
	16,513	12,388
Accumulated depreciation	(5,500)	(3,024)
	$11,013	$9,364

Depreciation and amortization for the years ended March 31, 2025 and March 31, 2024 was $3.0 million and $1.8 million, respectively.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 STOCKHOLDERS’ EQUITY

On February 4, 2022, the Company entered into an At-The-Market Equity Offering Sales Agreement with Truist Securities, Inc. (the “2022 ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50 million from time to time and at various prices, subject to the conditions and limitations set forth in the 2022 ATM. If shares of the Company’s common stock are sold, there is a 3% fee paid to the sales agent. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by us under a Form S-3 registration statement, including pursuant to the 2022 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As of March 31, 2025, due to the SEC’s “baby shelf rules,” we were permitted to sell up to $6.6 million of shares of common stock pursuant to the 2022 ATM. We will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million.

During the year ended March 31, 2025, the Company received net proceeds of $2.1 million from the sale of 6,742,011 shares of common stock through the 2022 ATM. During the year ended March 31, 2024, the Company received net proceeds of $13.4 million from the sale of 5,131,780 shares of common stock.

On September 26, 2024, the Company entered into the Securities Purchase Agreement II with certain institutional and accredited investors, which included certain directors and officers of the Company, pursuant to which the Company sold, in a private placement offering, an aggregate of (i) 24,999,999 shares of common stock (ii) 15,848,712 pre-funded stock purchase warrants, (the “Pre-funded Warrants”) to purchase up to 15,848,712 shares of common stock and (iii) 40,848,711 stock purchase warrants (the “Common Warrants” and together with the Pre-funded Warrants, the “Warrants”) to purchase up to 40,848,711 shares of common stock. Each common share and accompanying Common Warrant were sold together at a combined offering price of $0.5043, and each Pre-Funded Warrant and accompanying Common Warrant were sold together at a combined offering price of $0.5042 for gross proceeds of $20.6 million (which includes $2.0 million from related parties). Members of the Board of Directors and certain executives of the Company are considered related parties to this offering. The Pre-Funded Warrants have an exercise price of $0.0001 per share, and the Common Warrants have an exercise price of $0.3793 per share. The private placement offering closed on September 30, 2024. The Company received total net proceeds of $18.9 million after deductions for placement agent commissions and other offering costs of $1.4 million and $0.3 million, respectively by March 31, 2025.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Stock Option Plans

The Company’s Sixth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. On January 10, 2024, the Company’s Board of Directors approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 3,000,000, which was approved by the Company’s stockholders at the 2024 annual stockholder meeting on March 8, 2024. The 2013 BA Plan has 16,600,000 shares authorized for issuance. As of March 31, 2025, 682,229 shares were available under the 2013 BA Plan.

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the years ended March 31, 2025 and March 31, 2024 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of March 31, 2023	1,101,100	$6.78
Granted	1,000	5.65
Vested	(349,400)	6.49
Forfeited	(133,800)	6.56
Unvested as of March 31, 2024	618,900	$6.98
Granted	-	-
Vested	(244,800)	6.86
Forfeited	(8,800)	11.48
Unvested as of March 31, 2025	365,300	$6.97

Stock-based compensation expense related to these grants for the years ended March 31, 2025 and March 31, 2024 was $1.0 million and $2.2 million, respectively.

As of March 31, 2025, the Company had unrecognized stock-based compensation expense for the restricted stock unit awards in the 2013 BA Plan of approximately $0.8 million which is expected to be expensed over the weighted average remaining service period of 1.6 years. For the year ended March 31, 2024, the weighted average fair value of restricted stock unit awards granted was $5.65 per share. There were no grants of restricted stock units in the year ended March 31, 2025. As of March 31, 2025, all vested shares had been issued.

Stock Options

The vesting terms of the options issued under the 2013 BA Plan are generally four years and expire ten years from the grant date.

A summary of the change in stock options for the years ended March 31, 2025 and March 31, 2024 is as follows:

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2023	8,198,881	$5.83	8.4	$8,306
Granted	3,789,500	1.70
Exercised	(42,500)	5.10
Forfeited	(662,412)	5.98
Options outstanding as of March 31, 2024	11,283,469	$4.45	8.0	$760
Granted	4,566,000	0.32	9.5
Exercised	-	-
Forfeited	(1,065,496)	3.11
Outstanding as of March 31, 2025	14,783,973	$0.47	7.9	$-
Exercisable as of March 31, 2025	6,250,598	$0.54	6.0	$-

As of March 31, 2025, the Company had unrecognized stock-based compensation expense for the stock options in the 2013 BA Plan of approximately $5.1 million which is expected to be expensed over the weighted average remaining service period of 1.9 years. For the years ended March 31, 2025 and March 31, 2024, the weighted average fair value of options granted was $0.47 and $1.20 per share, respectively.

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

On November 22, 2024, the Board approved a one-time stock option repricing of 10,586,473 options (“Option Repricing”), effective November 22, 2024 (“Effective Date”). The repricing was undertaken in accordance with, and as permitted by, the Company’s Amended 2013 Plan. Pursuant to the Option Repricing, all options granted pursuant to the Amended 2013 Plan that are held by Company Board members, officers, and employees expected to continue providing services to the Company were repriced, to the extent such options had an exercise price in excess of $0.54, the closing price per share of the Common Stock as reported on The Nasdaq Stock Market on November 22, 2024. As of the Effective Date, all such options were repriced such that the exercise price per share was reduced to $0.54. Stock compensation costs of $1.6 million have been recognized in relation to this share re-price.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The Company’s 2021 Beyond Cancer Ltd. Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer Ltd.’s common stock. The vesting terms of the options issued under the 2021 BC Plan are generally four years and they expire ten years from the grant date. On November 3, 2022, the Company’s Board of Directors approved an amendment to reserve for issuance an additional 2,000,000 shares of common stock. The 2021 BC Plan has 4,000,000 shares authorized for issuance. As of March 31, 2025, 1,183,750 shares were available under the 2021 BC Plan.

A summary of the change in stock options for Beyond Cancer for the years ended March 31, 2025 and March 31, 2024 is as follows:

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2023	3,817,000	$2.88	9.2	$23,486
Granted	155,000	5.50	-	-
Exercised	-	-	-	-
Forfeited	(153,000)	5.50	-	-
Options outstanding as of March 31, 2024	3,819,000	$5.50	8.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,002,750)	5.50	-	-
Outstanding as of March 31, 2025	2,816,250	$5.50	7.2	$-
Exercisable as of March 31, 2025	1,905,000	$5.50	7.1	$-

As of March 31, 2025, the Company had unrecognized stock-based compensation expense for the stock options in the 2021 BC Plan of approximately $2.2 million which is expected to be expensed over the weighted average remaining service period of 1.3 years. For the year ended March 31, 2024, the weighted average fair value of options granted was $4.60 per share. There were no grants in the year ended March 31, 2025.

On September 7, 2023, Beyond Cancer’s Board of Directors approved a modification to the exercise prices of all previously issued options to $5.50 per share. Stock compensation costs associated with the share re-price is de minimis.

The Company’s 2023 NeuroNos Ltd. Equity Incentive Plan (the “2023 NNOS Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of NeuroNos Ltd.’s common stock. The vesting terms of the options issued under the 2025 NNOS Plan are generally four years and they expire ten years from the grant date. On March 31, 2025, the Company’s Board of Directors approved to reserve for issuance 1,275,000 shares of common stock. As of March 31, 2025, 50,861 shares were available under the 2023 NNOS Plan.

A summary of the change in stock options for NeuroNos for the year ended March 31, 2025 is as follows:

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Granted	1,224,139	$0.14	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding as of March 31, 2025	1,224,139	$0.14	9.0	$-

Exercisable as of March 31, 2025	306,035	$0.14	9.0	$-

As of March 31, 2025, the Company had unrecognized stock-based compensation expense for the stock options in the 2023 NNOS Plan of approximately $0.1 million which is expected to be expensed over the weighted average remaining service period of 1.5 years.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The following was utilized to calculate the fair value of options on the date of grant:

	March 31, 2025	March 31, 2024
Risk -free interest rate	3.6-4.4%	3.5-4.9%
Expected volatility (Beyond Air)	83.6-89.9%	81.4-82.7%
Expected volatility (Beyond Cancer)	-%	104.3 - 106.2%
Expected volatility (NeuroNos)	95.0%	-%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The Company determined the fair value per share of Beyond Cancer’s common stock to be $5.50 in fiscal years 2024 based on a third-party valuation.

The Company determined that the fair value per share of NeuroNos’ common stock to be $0.14 at the grant date in fiscal year 2025 based on a third-party valuation.

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock for the years ended March 31, 2025 and March 31, 2024, in thousands:

	Year Ended
	March 31,
	2025	2024

Research and development	$471	$4,480
General and administrative	8,675	16,857

Total stock-based compensation expense	$9,146	$21,337

Warrants

A summary of the Company’s outstanding warrants as of March 31, 2025 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

NitricGen agreement	80,000	$6.90	-	January 2028
Avenue agreement	233,843	$0.38	-	June 2028
March 2024 raise	9,638,556	$2.25	-	March 2027
Avenue extension agreement	100,000	$1.28	-	June 2029
September 2024 equity offering	39,887,081	$0.38	-	September 2029
September 2024 debt instrument	15,159,504	$0.38	-	September 2029
Sub-total	65,098,984	$0.67	$-

Pre-funded warrants	12,127,247	$0.0001	$3,273	September 2029
Total	77,226,231	$0.56	$3,273

On September 30, 2024, warrants to purchase up to an aggregate of 40,848,711 of Company common stock were issued to certain institutional and accredited investors, including certain directors and officers of the Company at an exercise price of $0.3793 per common stock warrant. The warrant exercise price was calculated at the closing share price for September 26, 2024. 961,630 warrants were exercised in the year ended March 31, 2025.

On September 30, 2024, warrants to purchase up to 15,848,712 of Company common stock were issued to with certain institutional and accredited investors, including certain directors and officers of the Company at an exercise price of $0.0001 per common stock warrant. 3,721,465 warrants were exercised in the year ended March 31, 2025.

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

On June 21, 2024, warrants to purchase up to an aggregate of 100,000 of Company common stock were issued to Avenue Venture Opportunities Fund, L.P., a Delaware limited partnership (“Avenue”), and Avenue Venture Opportunities Fund II, L.P., a Delaware limited partnership (“Avenue 2” and, together with Avenue, the “Lenders”) in return for extending the interest-only period for an additional 6 months on the Loan and Security Agreement with Avenue Capital. The warrant exercise price was calculated at the average closing share price for the 5 trading days prior to June 21, 2024. No warrants were exercised in this period.

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

Upon completion of the Securities Purchase Agreement II and in accordance with their original terms, the 233,843 liability classified warrants issued to Avenue in connection with a convertible debt issuance had their re-priced exercise price of $1.66 per share repriced to $0.3793 per share. The previously issued warrants have been, and will continue to be, liability classified and remeasured at each reporting period until they are exercised, expire, reclassified or otherwise settled. The adjustment in the consolidated statements of operations for the exercise price has been recorded as a revaluation of warrants fair value.

ESPP

On March 4, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to encourage and to enable eligible employees of the Company, through after-tax payroll deductions, to acquire proprietary interests in the Company through the purchase and ownership of shares of Stock. The ESPP is intended to benefit the Company and its stockholders by (a) incentivizing participants to contribute to the success of the Company and to operate and manage the Company’s business in a manner that will provide for the Company’s long-term growth and profitability and that will benefit its stockholders and other important stakeholders and (b) encouraging participants to remain in the employ of the Company. As of March 31, 2025 and March 31, 2024, no shares were issued under the ESPP.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of prepaid expenses as of March 31, 2025 and March 31, 2024 is as follows (in thousands):

	March 31, 2025	March 31, 2024
Prepaid research and development	$108	$104
Prepaid insurance	817	886
Prepaid rents and tenant improvements	10	49
Value added tax receivable	150	229
Deposits to secure manufacturing materials	4,377	5,019
Demonstration materials	78	228
Other	203	277
Total	$5,743	$6,792

NOTE 6 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses as of March 31, 2025 and March 31, 2024 is as follows (in thousands):

	March 31, 2025	March 31, 2024
Research and development	$360	$965
Professional fees	440	466
Employee salaries and benefits	924	1,302
Contingent litigation and settlements (Note 13)	-	400
Deferred revenue	-	138
Circassia settlement – current portion (Note 9)	-	4,500
Goods received not invoiced	98	356
Other	223	275
Total short-term accrued expenses	$2,045	$8,402

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 LEASES

Lessees are required to recognize operating and financing lease liabilities and corresponding right-of-use assets on the consolidated balance sheets and provide disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. There were no new leases entered into during the years ended March 31, 2025 and March 31, 2024. The right-of use assets and operating lease liability are as follows (in thousands):

	March 31, 2025	March 31, 2024

Right-of-use assets	$1,706	$2,121

Operating lease liability short-term	$396	$418
Operating lease liability long-term	1,486	1,898
Total	$1,882	$2,316

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

The Company has other operating lease agreements with commitments of less than one year or that are not significant, of which the Company recognized $0.2 million in general and administrative expenses and less than $0.1 million in research and development expenses for the year ended March 31, 2025. For the year ended March 31, 2024, the Company recognized $0.5 million in general and administrative expenses and $0.1 million in research and development expenses for other operating lease agreements with commitments of less than one year. The Company elected the practical expedient option and as such these lease payments are expensed as incurred. For the year ended March 31, 2025, the Company recognized $0.4 million of lease expense in general and administrative costs and $0.2 million in research and development. For the year ended March 31, 2024, the Company recognized $0.4 million of lease expense in general and administrative costs and $0.2 million in research and development.

Other Information For The Year Ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid	$557
Right-of-use assets obtained in exchange for new operating lease liabilities:
Weighted-average remaining lease term — operating leases	5.0
Weighted-average discount rate — operating leases	8.3%

Maturity of Lease Liabilities	Operating Leases
Payments remaining for the year ended March 31:
2026	$532
2027	451
2028	402
2029	330
2030	259
Thereafter	326
Total lease payments	2,300
Less: interest	(418)
Present value of lease liabilities	$1,882

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, Earnings Per Share, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive during the year ended March 31, 2025.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common stockholders of Beyond Air, Inc. because their effect would have been anti-dilutive for the periods presented:

	March 31, 2025	March 31, 2024

Common stock warrants	65,098,984	10,124,586
Common stock options	14,783,973	11,283,469
Restricted shares	365,300	618,900
Loan and Security Agreement conversion feature (Note 10)	-	1,390,176
Total	80,248,257	23,417,131

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

On May 25, 2021, the Company and Circassia entered into a settlement agreement (the “Settlement Agreement”) resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments, which have all been paid as of March 31, 2025. As of March 31, 2025 and March 31, 2024 $0.0 million and $4.5 million is included in accrued liabilities and $4.5 million was paid to Circassia as the final settlement payment in September 2024. Additionally, beginning in year three post-approval, Circassia will receive a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6.0 million. As of March 31, 2025, less than $0.1 million of royalty has been paid.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 LOANS

Loan and Security Agreement

On June 15, 2023, Beyond Air, Inc. and its wholly-owned subsidiary, Beyond Air Ltd., entered into a Loan and Security Agreement (the “2023 Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”) and the Lenders. Also on June 15, 2023, the Company entered into a Supplement to the Loan and Security Agreement (collectively with the Agreement, the “2023 Loan Agreement”) with the Agent and the Lenders. A total of $17.5 million was advanced under the loan. The loan principal was repayable in equal monthly installments beginning on January 1, 2025. The loans bore interest at a rate per annum equal to the greater of (i) the prime rate, as published by the Wall Street Journal from time to time, plus 3.75% and (ii) 12.00%. For the years ended March 31, 2025 and March 31 2024, the Company incurred and paid $1.1 million and $1.8 million, respectively in interest on the loan.

Also, on June 15, 2023, the Company granted the Lenders warrants to purchase an aggregate of 233,843 shares of common stock at an exercise price of the lesser of $5.88 or the price per share of the Company’s next bona fide round of equity financing before June 30, 2024 and also granted the Lenders conversion rights for up to $3.0 million in aggregate of the principal amount in common stock at a price equal to 130% of the exercise price of the warrant (1,390,176 of common stock at $2.158), for the life of the loan (the “Conversion Right”).

On June 21, 2024, the Company, in return for extending the interest-only period for an additional 6 months on the 2023 Loan and Security Agreement with Avenue Capital, entered into an agreement to issue warrants to purchase up to 100,000 shares of common stock at an exercise price of $1.28 per share and an additional end of term payment of $87,500 plus legal and amendment fees.

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

On September 30, 2024, Beyond Air and the Lenders reached an agreement to extinguish the Avenue Capital senior secured term loan for a one-time payment of $17.85 million. This agreement eliminated the debt and interest payments that would have been made to Avenue Capital from October 1, 2024 through June 30, 2026 of $12.0 million. The $17.85 million settlement was treated as an extinguishment of the loan agreement and therefore, proportionate amounts of unamortized discount and deferred financing costs were written off during the year ended March 31, 2025, resulting in the Company recording loss on extinguishment of debt of $2.5 million in the consolidated statements of operations and comprehensive loss.

Components of 2023 Loan and Security Agreement (in thousands)

	March 31, 2025	March 31, 2024

Amount outstanding	$-	$17,500
Debt discount	-	(4,541)
Amortization of debt discount	-	1,149
Final payment liability	-	613
Total	$-	$14,721

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 LOANS (continued)

On November 1, 2024, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for a secured loan with certain lenders, including its Chief Executive Officer Steven Lisi and director Robert Carey, for an aggregate principal balance of $11.5 million. The Loan Agreement was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The Loan Agreement provides for the following terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; (v) the Company’s obligations will be secured by substantially all of the Company’s assets and (vi) the Company shall issue the lenders warrants to purchase shares of the Company’s common stock at an exercise price of $0.3793 per share.

As the repayments under the Loan Agreement are based on a fixed percentage of future net sales, the timing and amounts of future principal payments may vary with the Company’s performance. The outstanding debt balance has been classified in the consolidated balance sheets based on the Company’s current estimate of the repayment timing.

As part of the Loan Agreement, the Company issued 15,159,504 warrants to the lenders. The fair value of the warrants was determined using a Black-Scholes model, resulting in a fair value of $4.2 million. The warrants are classified as an equity instrument and therefore, the allocation of the loan proceeds to the instrument was based on the relative fair value of the loan and warrants. The fair value of the Loan was determined to equal the Loan’s carrying amount on the closing date. Accordingly, $3.1 million was allocated to the warrants and recorded as a debt discount. The following table summarizes the assumptions used in estimating the fair value of the warrants at issuance:

Risk-free interest rate	3.58%
Expected volatility (Beyond Air)	93.4%
Dividend yield	0%
Expected terms (in years)	5

Components of Loan Agreement (in thousands)

	March 31, 2025	March 31, 2024

Amount outstanding	$11,500	$-
Paid in kind interest	696
Debt discount	(3,249)	-
Amortization of debt discount	250	-
Total	$9,197	$-

NOTE 11 LOAN PAYABLE

As of March 31, 2025 and March 31, 2024 in connection with the Company’s insurance policy, a loan was used to finance part of the premium. The details concerning the loan are as follows:

	March 31, 2025	March 31, 2024

Amount outstanding (thousands)	$579	$660
Monthly payments (thousands)	$117	$85
Number of monthly payments remaining	5	8
Interest rate	6.25%	7.29%
Due date	August 2025	November 2024

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 INCOME TAXES

As of March 31, 2025, the Company has approximately $159.9 million, $28.9 million, $6.3 million and $3.1 million of net operating losses (“NOL”) carryforwards for U.S. federal, Israeli, Irish and Cypriot tax purposes, respectively. The U.S. federal NOL carryforwards of approximately $1.4 million, which were generated prior to March 2018 expire starting in 2035 through 2037. The NOL of approximately $158.5 million can be carried forward indefinitely but limited to offset 80% of taxable income. The entire NOL for Israel, Ireland and Australia can be carried forward indefinitely. The Company also has state NOL carryforwards in the amount of approximately $87.7 million expiring during the years from 2036 to 2043. The Tax Cuts and Jobs Act of 2017 (“TCJA”) has modified the Internal Revenue Code (“IRC”) 174 expenses related to research and development for tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a gross deferred tax asset of $34.0 million.

The Company also has R&D tax credits of $2.9 million expiring during the years from 2038 to 2042. The Company has not, as yet, conducted a study of R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards. We assessed our uncertain tax positions and determined that a 25% reserve on our federal research and development credit is appropriate and in line with industry standards. As of March 31, 2025, the total amount of unrecognized tax benefits was $0.7 million, exclusive of interest and penalties. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets and the consolidated statements of operations and comprehensive loss if an adjustment were required. No estimated interest or penalties related to unrecognized tax benefits have been recorded as of March 31, 2025.

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

The components of net loss before the provision for income taxes are as follows (in thousands):

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024
Domestic	$(42,186)	$(54,757)
Foreign	(6,293)	(9,538)
Total	$(48,479)	$(64,295)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	March 31, 2025	March 31, 2024
Net operating loss carryforwards	$48,702	$40,263
Research and development tax credits	2,197	2,140
Research and development tax credit capitalization	8,066	5,713
Other	(15)	12
Depreciation	(2,337)	(1,924)
Stock-based compensation	7,556	10,327
Capital loss carryforward	-	1,401
Reserves and accruals	36	1,200
Right-of-use asset	(298)	(376)
Lease liability	333	413

Net deferred tax	64,240	59,169
Valuation allowance	(64,240)	(59,169)
Net deferred tax asset	$-	$-

A reconciliation of income tax expense calculated at the federal enacted statutory rate of 21% is as follows:

	March 31, 2025	March 31, 2024
Federal income tax at statutory rate	(21.00)%	(21.00)%
State income tax, net of federal benefit	(2.73)	(2.51)
Permanent items	(0.58)	(0.05)
Non-deductible compensation	10.45	0.00
Change in valuation allowance	10.46	22.51
Research and development tax credits	(0.12)	(0.80)
Foreign tax rate differential	0.65	0.08
Other	2.87	1.77
Change to foreign NOL’s	0.00	0.00
Effective income tax expense rate	0.00%	0.00%

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. The Act includes a new 15% corporate minimum tax and a 1% excise tax on the value of corporate stock repurchases, net of new share issuances, after December 31, 2022. These provisions did not have a material impact on the Company’s consolidated financial position as of March 31, 2025.

BEYOND AIR, INC. AND SUBSIDIARIES

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

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $0.1 million upon the execution of the NitricGen Agreement, $0.1 million upon achieving the next milestone and $1.5 million in January 2023, six months after approval of the LungFit® by the FDA, and issued 100,000 warrants to purchase the Company’s common stock valued at $0.3 million upon executing the NitricGen Agreement. As of March 31, 2025 the remaining future milestone payments total $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement with an initial expiration date of December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides 12 months’ notice of intent not to renew. As of the date of this report, the Company has not provided such notice. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of March 31, 2025 was approximately $0.4 million with this supplier. This supplier holds $4.4 million of restricted cash to partially secure materials on the Company’s behalf recorded in other current assets and prepaid expenses.

Contingencies

From time to time, we are involved in various legal matters arising in the normal course of business. We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 VARIABLE INTEREST ENTITIES

On November 4, 2021, the Company announced that Beyond Air and Beyond Cancer, Ltd agreed to terms to which the Company, through its subsidiaries would be licensing certain intellectual property and other assets related to, or necessary for the development, commercialization, manufacture and distribution of certain cancer treatment products and/or technologies to a subsidiary of the Company (the “2021 Transaction”). In connection and concurrently with the closing of the 2021 Transaction, Beyond Cancer issued and sold common shares, par value $1.00 to certain investors pursuant to a subscription agreement (the “2021 Offering”). The 2021 Offering consisted of an aggregate of 3 million common shares of Beyond Cancer at a purchase price of $10.00 per share. On November 18, 2021, the Company announced that the maximum amount of shares offered had been purchased for a total of $30 million (including $4.8 million from the terminated Loan Facility and $1.1 million from related parties) for 20% of the equity in Beyond Cancer. The Company retained 80% ownership of Beyond Cancer, which will have exclusive right to the intellectual property portfolio utilizing UNO for the treatment of solid tumors. Beyond Cancer will pay Beyond Air a single digit royalty on all future revenues.

Members of the Board of Directors of Beyond Air who are also members of the Board of Directors of Beyond Cancer, and their families, are considered related parties to the 2021 Offering. Related parties invested $1.1 million in the 2021 Offering.

The carrying amount of Beyond Cancer’s net assets included in the consolidated financial statements, after the elimination of intercompany balances and transactions, was $2.6 million at March 31, 2025, compared with $10.7 million at March 31, 2024. Beyond Cancer generated $9.1 million of losses (before elimination of intercompany amounts) for the year ended March 31, 2025 compared with $20.2 million of losses (before elimination of intercompany amounts) for the year ended March 31, 2024. The Company’s attributed losses as the primary beneficiary was proportional to its equity interest in Beyond Cancer (80%) for the year ended March 31, 2025.

On March 24, 2025, the Company announced that Beyond Air and NeuroNos Limited agreed to terms to which the Company, through its subsidiaries would be licensing certain intellectual property and other assets related to, or necessary for the development, commercialization, manufacture and distribution of certain neurological treatment products and/or technologies to a subsidiary of the Company (the “2025 Transaction”). In connection and concurrently with the closing of the 2025 Transaction, NeuroNos issued and sold common shares, par value $0.001 to certain investors pursuant to a subscription agreement (the “2025 Offering”). The 2025 Offering consisted of an aggregate of 666,667 common shares of NeuroNos at a purchase price of $3.00 per share. On March 31, 2025, the offered shares had been purchased for a total of $2.0 million for 11.76% of the equity in NeuroNos. The Company retained 88.24% ownership of NeuroNos, which will have exclusive right to the intellectual property portfolio for the regulation of nitric oxide as it relates to neurological therapies. NeuroNos will pay Beyond Air a single digit royalty on all future revenues.

The carrying amount of NeuroNos’ net assets included in the consolidated financial statements, after the elimination of intercompany balances and transactions, was $2.0 million at March 31, 2025. NeuroNos generated $0.8 million of losses (before elimination of intercompany amounts) for the year ended March 31, 2025. The Company’s attributed losses as the primary beneficiary was proportional to its equity interest in NeuroNos (88.24%) for the year ended March 31, 2025.

The following table summarizes segment financial information by business segment for the year ended and at March 31, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Cash, cash equivalents and marketable securities	$2,750	$2,167	$2,000	$6,917
All other assets	22,116	1,029	-	23,145
Total assets	$24,866	$3,196	$2,000	$30,062
Total liabilities	(15,082)	(589)	(50)	(15,721)
Net assets	$9,784	$2,607	$1,950	$14,341
Non-controlling interest	$-	$529	$229	$758
Capital expenditures	$5,859	$24	$-	$5,883

Revenues	$3,705	$-	$-	$3,705
Cost of revenues	(5,368)	-	-	(5,368)
Research and development	(13,780)	(3,062)	(15)	(16,857)
Selling, general, and administrative	(19,565)	(6,344)	(108)	(26,017)
Loss from operations	(35,008)	(9,406)	(123)	(44,537)
Interest and finance expense	(3,019)	-	-	(3,019)
Other non-operating income/(expense)	(1,132)	209	-	(923)
Net loss before income taxes	$(39,159)	$(9,197)	$(123)	$(48,479)
Operating activities included in net loss:
Depreciation and amortization	$3,143	$61	$-	$3,204
Stock-based compensation expense	$7,920	$1,154	$72	$9,146

Cash used in operations	$(29,599)	$(8,619)	$-	$(38,218)
Cash from investing	11,844	3,061	-	14,905
Cash from financing	14,646	-	2,000	16,646
Impact of exchange rates	(39)	(6)	-	(45)
Net change for the year	$(3,148)	$(5,564)	$2,000	$(6,712)

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 VARIABLE INTEREST ENTITIES (continued)

The following table summarizes segment financial information by business segment for the year ended and at March 31, 2024:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Cash, cash equivalents and marketable securities	$23,591	$10,877	$-	$34,468
All other assets	21,747	746	-	22,493
Total assets	$45,338	$11,623	$-	$56,961
Total liabilities	(28,810)	(965)	-	(29,775)
Net assets	$16,528	$10,658	$-	$27,186
Non-controlling interest	$-	$2,138	$-	$2,138
Capital expenditures	$5,502	$243	$-	$5,745

Revenues	$1,159	$-	$-	$1,159
Cost of revenues	(2,466)	-	-	(2,466)
Research and development	(15,527)	(8,836)	-	(24,363)
Selling, general, and administrative	(25,271)	(12,066)	-	(37,337)
Loss from operations	(42,105)	(20,902)	-	(63,006)
Interest and finance expense	(2,912)	-	-	(2,912)
Other non-operating income/(expense)	987	637	-	1,624
Net loss before income taxes	$(44,030)	$(20,265)	$-	$(64,295)
Operating activities included in net loss:
Depreciation and amortization	$2,251	$101	$-	$2,352
Stock-based compensation expense	$10,950	$10,387	$-	$21,337

Cash used in operations	$(46,787)	$(9,227)	$-	$(56,014)
Cash used in investing	(6,922)	(5,313)	-	(12,235)
Cash from financing	43,167	-	-	43,167
Impact of exchange rates	(23)	(54)	-	(77)
Net change for the year	$(10,566)	$(14,594)	$-	$(25,160)

NOTE 15 RELATED PARTY TRANSACTIONS

With the exception of the related party transactions referred to in Note 4 and Note 10, there were no additional related party transactions in the fiscal years ended March 31, 2025 and March 31, 2024.

NOTE 16 – LEASE REVENUES

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

The Company recognized $3.7 million and $1.2 million in LungFit® PH lease revenues for the years ended March 31, 2025 and March 31, 2024, respectively, included revenues in the consolidated statements of operations and comprehensive loss. The Company received approximately $3.2 million and $1.0 million in cash associated with leases which the Company is the lessor for the years ended March 31, 2025 and March 31, 2024, respectively. The Company has recorded less than $0.1 million of deferred revenue in both of the years ended March 31, 2025 and March 31, 2024.

The following schedule presents the minimum future lease payments under the LungFit® PH lease arrangements that were in place as of March 31, 2025 (in thousands):

Future lease payments under the LungFit® PH lease arrangements (in thousands)	March 31

2026	$3,615
2027	2,720
2028	1,576
2029	329
Total	$8,240

The LungFit® PH devices are included in Property and Equipment (Note 3) and have the useful life of five years. Depreciation expense related to leased LungFit® PH devices was $2.3 million and $1.0 million for the years ended March 31, 2025 and March 31, 2024, respectively.

The depreciation expense related to customer leased devices is included in the cost of revenue in the consolidated statements of operations and comprehensive loss.

Capitalized sales commissions

Sales commissions related to obtaining LungFit® PH lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Total capitalized costs for the years ended March 31, 2025 and March 31, 2024 were immaterial.

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to March 31, 2025, the Company received commitments from certain lenders under the Loan Agreement to provide additional financing of at least $2.0 million in aggregate principal. The additional loans are expected to be issued on terms and conditions that are materially consistent with those of the Loan Agreement.

