Form 10-Q
period 2025-06-30
Beyond Air, Inc.
filed 2025-08-12
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, there were 5,226,213 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED JUNE 30, 2025

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,976	$4,665
Marketable securities	1,487	2,252
Restricted cash	163	231
Accounts receivable, net	804	710
Inventory, net	2,433	2,417
Other current assets and prepaid expenses	5,126	5,743
Total current assets	14,989	16,018

Licensed right to use technology	1,171	1,222
Right-of-use lease assets	1,654	1,706
Property and equipment, net	10,188	11,013
Other assets	112	103
TOTAL ASSETS	$28,114	$30,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,242	$1,950
Accrued expenses and other current liabilities	2,737	2,045
Operating lease liability, current portion	414	396
Loans payable, current portion	233	609
Total current liabilities	4,626	5,000

Operating lease liability, net	1,419	1,486
Long-term debt, net	9,621	9,197
Warrant liability	21	38
Other long-term liabilities	2,019	-
Total liabilities	17,706	15,721

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 500,000,000 shares authorized, 4,693,284 and 4,128,539 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively (1)	-	-
Treasury stock	(25)	(25)
Additional paid-in capital	303,898	299,990
Accumulated deficit	(294,013)	(286,322)
Accumulated other comprehensive income (loss)	67	(60)
Total stockholders’ equity attributable to Beyond Air, Inc	9,927	13,583
Non-controlling interest	481	758
Total stockholders’ equity	10,408	14,341
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,114	$30,062

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2025. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share data)

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2025	2024

Revenues	$1,760	$683

Cost of revenues	(1,604)	(1,016)

Gross profit/(loss)	156	(332)

Operating expenses:

Research and development	(3,086)	(6,009)
Selling, general and administrative	(4,687)	(7,239)
Total operating expenses	(7,773)	(13,247)

Loss from operations	(7,617)	(13,580)

Other income (expense):
Dividend and interest income	28	361
Interest and finance expense	(548)	(964)
Change in fair value of warrant liability	17	219
Change in fair value of derivative liability	-	1,058
Foreign exchange loss	(41)	(146)
Loss on disposal of fixed assets	(11)	-
Other income/(expense)	94	(2)
Total other income/(expense)	(461)	525

Loss before income taxes	(8,078)	(13,055)

Provision for income taxes	-	-

Net loss	$(8,078)	$(13,055)

Less: net loss attributable to non-controlling interest	(387)	(854)

Net loss attributable to Beyond Air, Inc.	$(7,691)	$(12,201)

Other comprehensive income, net of tax
Foreign currency translation gain	127	103

Comprehensive loss attributable to Beyond Air, Inc.	$(7,564)	$(12,098)

Net basic and diluted loss per share attributable to Beyond Air, Inc. (1)	$(1.53)	$(5.32)

Weighted average number of shares of common stock outstanding - basic and diluted (1)	5,014,923	2,295,042

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2025. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2025

(in thousands, except share data)

	Common Stock (1)		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive (loss)	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2025	4,128,539	$-	$(25)	$299,990	$(286,322)	$(60)	$758	$14,341
Issuance of common stock – At The Market equity offering	564,699	-	-	2,441	-	-	-	2,441
Issuance of common stock - 2025 Reverse Stock Split rounding	46	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	1,467	-	-	110	1,577
Other comprehensive income	-	-	-	-	-	127	-	127
Net loss	-	-	-	-	(7,691)	-	(387)	(8,078)
Balance as of June 30, 2025	4,693,284	$-	$(25)	$303,898	$(294,013)	$67	$481	$10,408

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2025. See Note 1, Organization and Business for details.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2024

(in thousands, except share data)

	Common Stock (1)		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive (loss)	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2024	2,295,042	$-	$(25)	$264,785	$(239,697)	$(15)	$2,138	$27,186
Issuance of common stock warrants	-	-	-	86	-	-	-	86
Stock-based compensation	-	-	-	3,093	-	-	285	3,379
Other comprehensive income	-	-	-	-	-	103	-	103
Net loss	-	-	-	-	(12,201)	-	(854)	(13,055)
Balance as of June 30, 2024	2,295,042	$-	$(25)	$267,965	$(251,898)	$88	$1,570	$17,699

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2025. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Three Months Ended
	June 30,
	2025		2024

Cash flows from operating activities
Net loss		$(8,078)	$(13,055)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation		754	685
Amortization of licensed right to use technology		51	51
Stock-based compensation		1,577	3,379
Amortization of debt discount and accretion of debt issuance costs		54	409
Change in fair value of warrant liability		(17)	(219)
Change in fair value of derivative liability		-	(1,058)
Amortization of operating lease assets		121	94
Paid in kind interest		389	-
Provision for inventory losses		104	-
Foreign currency adjustments		(128)	-
Loss on disposal of fixed assets		11	-
Unrealized (gain)/loss on marketable securities		(9)	90
Changes in:
Inventory		188	(338)
Accounts receivable		(94)	(156)
Other current assets and prepaid expenses		617	391
Accounts payable		(708)	491
Accrued expenses		691	(848)
Operating lease liabilities		(49)	(97)
Net cash used in operating activities		(4,526)	(10,180)

Cash flows from investing activities
Purchase of marketable securities		(3)	(14,574)
Proceeds from sale of marketable securities		777	20,361
Purchase of property and equipment		(198)	(2,673)
Net cash provided by investing activities		576	3,114

Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings		2,441	-
Proceeds from long term loan		2,000	-
Payment of loans		(375)	(264)
Net cash provided by financing activities		4,066	(264)

Effect of exchange rate changes on cash and cash equivalents		127	111

Increase/(Decrease) in cash, cash equivalents and restricted cash		243	(7,218)
Cash, cash equivalents and restricted cash at beginning of period		4,896	11,608
Cash, cash equivalents and restricted cash at end of period		$5,139	$4,390
Supplemental disclosure of non-cash investing and financing activities
Debt discount	$		$621
End of term loan liability	$		$(438)
Fixed assets included in accounts payable and accrued expenses	$		$749

Supplemental disclosure of cash flow items:
Interest paid		$96	$556
Income taxes paid		$-	$-

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

On July 14, 2025, the Company effectuated a one-for-twenty (1:20) reverse stock split (the “2025 Reverse Stock Split”). The Company’s common stock began trading on the Nasdaq Stock Market on a split-adjusted basis on July 14, 2025. There was no change to the number of authorized shares of the Company’s common stock or the par value per share of common stock. Any fraction of a share of common stock created as a result of the 2025 Reverse Stock Split was rounded up to the nearest whole share.

All share and per share information in these accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the 2025 Reverse Stock Split for all periods presented. In addition, (i) a proportionate adjustment has been made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock, and (ii) the number of shares reserved for issuance pursuant to the 2013 Beyond Air Equity Incentive Plan has been reduced proportionately.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2025 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 (the “2025 Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 20, 2025. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the 2025 Annual Report on Form 10-K.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of all of the Company’s subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. As the Company has both the power to direct activities of Beyond Cancer Ltd. and its affiliates (“Beyond Cancer”) and of NeuroNOS Ltd. and its affiliates (“NeuroNos”) that most significantly impact these entities’ economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations and the 11.8% interest in NeuroNos’ net assets and result of operations is reported as “non-controlling interest” on the Company’s unaudited condensed consolidated balance sheets and as “net loss attributable to non-controlling interest” in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could significantly differ from those estimates. On an ongoing basis, the Company evaluates its significant estimates and assumptions including expense recognition and accrual assumptions under consulting and clinical trial agreements, stock-based compensation, impairment assessments, accounting for licensed rights to use technologies and other long-lived assets, the valuation of warrants, contingency recognition and accruals and the determination of valuation allowance requirements on deferred tax attributes.

Going Concern, Liquidity and Other Uncertainties

The Company used cash in operating activities of $4.5 million for the three months ended June 30, 2025, and has an accumulated deficit attributable to the stockholders of Beyond Air, Inc. of $294.0 million. The Company had cash, cash equivalents and marketable securities of $6.5 million as of June 30, 2025. In addition, $4.0 million of cash is held on deposit by the Company’s contract manufacturer to be applied against future purchases.

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

On June 2, 2025, the Company received $2.0 million of advanced financing from a related party, a director of the Company who is also an existing lender under its Loan Agreement (“Additional Loans”). The Company is currently arranging the terms and expects that such financing will be issued on terms and conditions materially consistent with those of the Loan Agreement.

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

The Company accounts for its rental arrangements of LungFit® PH devices in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). Under ASC 842, leases may be classified as either financing, sales-type, or operating, and the Company is required to disclose key information about leasing arrangements. The classification determines the pattern of revenue recognition and classification within the statement of operations and comprehensive loss. The Company typically classifies the rental arrangement of its LungFit® PH contracts as operating leases. The Company’s leases do not contain any restrictive covenants or any material residual value guarantees. The Company’s equipment leases may contain renewal options which range from one month to two years. The lease term is adjusted for renewal or termination options that the Company believes the customer is reasonably certain to exercise.

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

See Note 10 to the unaudited condensed consolidated financial statements for more information regarding leasing arrangements.

The Company also generates revenue from the sale of its LungFit® PH devices and consumables to its customers under distribution arrangements. Contracts include one performance obligation as any individual promised good or services other than delivery of the devices and consumables are generally either not capable of being distinct or not distinct within the context of the contracts. Purchased quantities of devices and consumables are varied and may be supplied upon demand of the customers. Revenue is recognized at a point in time when the Company delivers the goods to its customer. The transaction includes a fixed component based on contractual rates. Revenue recognized reflects the consideration we expect to receive in exchange for delivering the goods.

Amounts billed in advance of performance obligations being satisfied are recognized as deferred revenue.

The Company records the costs of shipping devices and consumables in cost of revenue in its unaudited condensed consolidated statements of operations and comprehensive loss.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Fair Value Measurements

As of June 30, 2025 and March 31, 2025, the Company’s financial instruments included restricted cash, marketable securities, accounts payable, long-term debt and liability classified warrants. The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash and marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings and is in Level 3 of the fair value hierarchy. The liability classified warrants liability is recorded at fair value and is Level 3 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts as of June 30, 2025 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Mutual funds	$1,487	$1,487	$-	$-
Total assets measured and recorded at fair value	$1,487	$1,487	$-	$-

Liabilities:
Warrant liability	$21	$-	$-	$21
Total liabilities measured and recorded at fair value	$21	$-	$-	$21

The fair value amounts as of March 31, 2025 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Mutual funds	$2,252	$2,252	$-	$-
Total assets measured and recorded at fair value	$2,252	$2,252	$-	$-

Liabilities:
Warrant liability	$38	$-	$-	$38
Total liabilities measured and recorded at fair value	$38	$-	$-	$38

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of June 30, 2025, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains
Mutual funds	$1,487	$48
Total short-term marketable securities	$1,487	$48

The following table summarizes our short-term marketable securities with unrealized gains and losses as of March 31, 2025, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains
Mutual funds	$2,252	$39
Total short-term marketable securities	$2,252	$39

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Level 3 Valuation

The warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense) in the condensed consolidated statement of operations and comprehensive loss until the warrants are exercised, expired, reclassified or otherwise settled. The significant assumptions used in valuing the warrants were as follows:

At June 30, 2025	Warrants
Expected term (in years)	3.0
Volatility	105.7%
Risk-free rate	3.7%

At March 31, 2025	Warrants
Expected term (in years)	3.25
Volatility	99.0%
Risk-free rate	3.9%

The following table is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants for the three months ended June 30, 2025:

Warrants
Balance at March 31, 2025	$38
Change in fair value	(17)
Balance at June 30, 2025	$21

Cash and Cash Equivalents, Short-Term Investments and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase and an investment in a U.S. government money market fund to be cash equivalents. The Company maintains its cash and cash equivalents in highly rated financial institutions in Australia, Israel, Ireland and the U.S., the balances of which, at times, may exceed federally insured limits. Marketable securities may include investment in a combination of fixed income bonds, U.S. Treasury securities, and mutual funds that are considered to be highly liquid and easily tradeable. The marketable securities are considered trading securities and are measured at fair value and are accounted for in accordance with ASC 320. The marketable securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

As of June 30, 2025 and March 31, 2025, restricted cash included approximately $0.2 million and $0.2 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, A$250,000 in Australia, $25,000 in Bermuda, €100,000 in Ireland and €100,000 in Cyprus. There is currently no official federal depository insurance in Israel. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of June 30, 2025, the Company had greater than $250,000 at United States financial institutions, less than A$250,000 at Australian financial institutions, greater than €100,000 at Irish financial institutions and also has funds on deposit in Israel. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type, and restricted cash as shown on the Company’s condensed consolidated statements of cash flows:

(in thousands)	June 30, 2025	March 31, 2025
Cash and cash equivalents	$4,976	$4,665
Restricted cash	163	231
Total cash, cash equivalents and restricted cash	$5,139	$4,896
Marketable securities:
Mutual funds	1,487	2,252
Total marketable securities	$1,487	$2,252

Total cash, cash equivalents, marketable securities and restricted cash	$6,626	$7,148

All marketable securities are A- or higher rated. No marketable securities have maturities greater than 12 months. All investments are level 1 investments.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Research and Development

Research and development expenses are charged to the unaudited condensed consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. For the three months ended June 30, 2025 and June 30, 2024, the Company received $0.1 million and $0, respectively, in AU Tax Rebates.

Supplier Concentration

The Company relies on third-party suppliers to provide materials for its devices and consumables.

For the three months ended June 30, 2025, the Company purchased approximately 89% of its materials from two third-party vendors, with these vendors representing 56% and 33%, respectively. For the three months ended June 30, 2024, the Company purchased approximately 87% of its materials from one third-party vendor.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of June 30, 2025 and March 31, 2025 in accordance with ASC 842, Leases. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	June 30, 2025	March 31, 2025

Clinical and medical equipment	$1,090	$1,048
Equipment deployable as part of a service offering	13,383	13,511
Computer equipment	951	927
Furniture and fixtures	499	506
Leasehold improvements	533	521
	16,456	16,513
Accumulated depreciation	(6,268)	(5,500)
	$10,188	$11,013

Depreciation and amortization for the three months ended June 30, 2025 and June 30, 2024 was $0.8 million and $0.7 million, respectively.

NOTE 4 STOCKHOLDERS’ EQUITY

On February 10, 2025, the Company entered into an At-The-Market Equity Offering Sales Agreement with BTIG, Inc. (the “2025 ATM”). Under the 2025 ATM, the Company may sell shares of its common stock having aggregate sales proceeds of up to $35.0 million, from time to time and at various prices. If shares of the Company’s common stock are sold, there is a 2.5% fee paid to the sales agent. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the 2025 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As of June 30, 2025, due to the SEC’s “baby shelf rules,” we are permitted to sell up to $5.8 million of shares of common stock pursuant to the 2025 ATM. We will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million.

During the three months ended June 30, 2025, the Company received net proceeds of $2.4 million from the sale of 564,699 shares of common stock through the 2025 ATM.

Stock Option Plans

The Company’s Seventh Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. On October 11, 2024, the Company’s Board of Directors (the “Board”) approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 150,000 and to provide the Board the requested authority to (i) modify the exercise or grant price of an option or stock appreciation right after it is granted, (ii) cancel an option or stock appreciation right at a time when its exercise or grant price exceeds the fair market value of the underlying stock, in exchange for cash, another option or stock appreciation right, restricted stock, or other equity award, or (iii) take any other action that is treated as a repricing under generally accepted accounting principles. This amendment was approved by the Company’s stockholders at the 2025 annual stockholder meeting on November 22, 2024. The 2013 BA Plan has 830,000 shares authorized for issuance. As of June 30, 2025, 46,372 shares were available under the 2013 BA Plan.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the three months ended June 30, 2025 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of March 31, 2025	18,265	$139.40
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of June 30, 2025	18,265	$139.40

Stock-based compensation expense related to these stock issuances for the three months ended June 30, 2025 and June 30, 2024 was $0.2 million and $0.3 million, respectively.

As of June 30, 2025, the Company had unrecognized stock-based compensation expense for the restricted stock unit awards in the 2013 BA Plan of approximately $0.7 million, which is expected to be expensed over the weighted average remaining service period of 1.3 years.

As of June 30, 2025, all vested shares had been issued.

Stock Options

The vesting terms of the options issued under the 2013 BA Plan are generally four years and expire ten years from the grant date.

A summary of the change in stock options for the three months ended June 30, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of March 31, 2025	739,219	$9.34	7.9	$-
Granted	2,050	5.89	-	-
Exercised	-	-	-	-
Forfeited	(13,007)	9.28	-	-
Outstanding as of June 30, 2025	728,262	$9.33	7.7	$-
Exercisable as of June 30, 2025	308,737	$10.80	5.8	$-

As of June 30, 2025, the Company had unrecognized stock-based compensation expense for the stock options in the 2013 BA Plan of approximately $4.1 million, which is expected to be expensed over the weighted average remaining service period of 1.7 years.

For the three months ended June 30, 2025, the weighted average fair value of options granted, adjusted for the 2025 Reverse Stock Split, was $3.23 per share.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer’s common shares. The vesting terms of the options issued under the 2021 BC Plan are generally four years and they expire ten years from the grant date. On November 3, 2022, the Company’s Board of Directors approved an amendment to reserve for issuance an additional 2,000,000 shares of common stock. The 2021 BC Plan has 4,000,000 shares authorized for issuance. As of June 30, 2025, 1,588,000 common shares were available under the 2021 BC Plan.

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2025	2,816,250	$5.50	7.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(404,250)	5.50	-	-
Outstanding as of June 30, 2025	2,412,000	$5.50	6.9	$-
Exercisable as of June 30, 2025	1,504,000	$5.50	6.8	$-

As of June 30, 2025, the Company had unrecognized stock-based compensation expense for the stock options in the 2021 BC Plan of approximately $1.6 million, which is expected to be expensed over the weighted average remaining service period of 1.3 years.

The Company’s 2023 NeuroNos Ltd. Equity Incentive Plan (the “2023 NNOS Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of NeuroNos Ltd.’s common stock. The vesting terms of the options issued under the 2025 NNOS Plan are generally four years and they expire ten years from the grant date. On April 16, 2025, the Company’s Board of Directors approved to reserve for issuance 1,525,000 shares of common stock. As of June 30, 2025, 146,296 shares were available under the 2023 NNOS Plan.

A summary of the change in stock options for NeuroNos for the three months ended June 30, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2025	1,224,139	$0.14	9.0	$3,501
Granted	156,000	3.00	-	-
Exercised	-	-	-	-
Forfeited	(1,435)	0.14	-	-
Outstanding as of June 30, 2025	1,378,704	$0.46	8.5	$3,497
Exercisable as of June 30, 2025	306,035	$0.14	8.8	$875

As of June 30, 2025, the Company had unrecognized stock-based compensation expense for the stock options in the 2023 NNOS Plan of approximately $0.4 million, which is expected to be expensed over the weighted average remaining service period of 1.8 years.

For the three months June 30, 2025, the weighted average fair value of options granted was $2.38 per share.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The following was utilized to calculate the fair value of options on the date of grant:

	June 30, 2025	June 30, 2024
Risk-free interest rate	4.0 – 4.2%	4.3 – 4.5%
Expected volatility (Beyond Air)	91.6 – 95.7%	83.5 – 83.8%
Expected volatility (Beyond Cancer)	-%	-%
Expected volatility (NeuroNos)	95.0%	-%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The Company determined that the fair value per share of NeuroNos’ common stock to be $3.00 at the grant date during the three months ended June 30, 2025 based on the valuation of common stock purchased by external investors during March 2025.

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock units for the three months ended June 30, 2025 and June 30, 2024:

	Three Months Ended
(in thousands)	June 30,
	2025	2024

Research and development	$300	$629
General and administrative	1,277	2,750
Total stock-based compensation expense	$1,577	$3,379

Warrants

A summary of the Company’s outstanding warrants as of June 30, 2025 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

NitricGen agreement	4,000	$138.00	-	January 2028
Avenue agreement	11,693	$7.59	-	June 2028
March 2024 raise	481,936	$45.00	-	March 2027
Avenue extension agreement	5,000	$25.60	-	June 2029
September 2024 equity offering	1,994,360	$7.59	-	September 2029
September 2024 debt instrument	757,977	$7.59	-	September 2029
Sub-total	3,254,966	$13.31	$-

Pre-funded warrants	606,367	$0.002	$2,088	September 2029
Total	3,861,333	$11.22	$2,088

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of current assets and prepaid expenses as of June 30, 2025 and March 31, 2025 is as follows (in thousands):

	June 30, 2025	March 31, 2025
Research and development	$68	$108
Prepaid insurance	572	817
Prepaid rents and tenant improvement	56	10
Demonstration materials	78	78
Value added tax receivable	219	150
Deposits to secure manufacturing materials	3,977	4,377
Other	156	203
Total	$5,126	$5,743

NOTE 6 ACCRUED EXPENSES

A summary of the accrued expenses as of June 30, 2025 and March 31, 2025 is as follows (in thousands):

	June 30, 2025	March 31, 2025
Research and development	$539	$360
Professional fees	280	440
Employee salaries and benefits	743	924
Deferred revenue	921	-
Goods received not invoiced	77	98
Other	177	223
Total short-term accrued expenses	$2,737	$2,045

NOTE 7 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK

In accordance with ASC 260, Earnings Per Share, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive during the three months ended June 30, 2025.

The following potentially dilutive securities were not included in the calculation of diluted net income (loss) per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	June 30, 2025	June 30, 2024

Common stock warrants	3,254,966	511,251
Common stock options	728,262	558,343
Restricted shares	18,265	30,645
Loan and Security – conversion feature	-	69,509
Total	4,001,493	1,169,748

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 COMMITMENTS AND CONTINGENCIES

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

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $0.1 million upon the execution of the NitricGen Agreement, $0.1 million upon achieving the next milestone and $1.5 million in January 2023, six months after approval of the LungFit® by the FDA) and issued 100,000 warrants to purchase the Company’s common stock valued at $0.3 million upon executing the NitricGen Agreement. As of June 30, 2025 the remaining future milestone payments total $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement with an initial expiration date of December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides 12 months’ notice of intent not to renew. As of the date of this report, the Company has not provided such notice. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of June 30, 2025 was approximately $0.4 million with this supplier. This supplier holds $4.0 million of restricted cash to partially secure materials on the Company’s behalf recorded in other current assets and prepaid expenses.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 LOANS

On November 1, 2024, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for a secured loan with certain lenders, including its Chief Executive Officer Steven Lisi and director Robert Carey, for an aggregate principal balance of $11.5 million. The Loan Agreement was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The Loan Agreement provides for the following terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; (v) the Company’s obligations will be secured by substantially all of the Company’s assets and (vi) the Company issued the lenders warrants to purchase shares of the Company’s common stock at an exercise price, adjusted for the 2025 Reverse Stock Split, of $7.59 per share.

As the repayments under the Loan Agreement are based on a fixed percentage of future net sales, the timing and amounts of future principal payments may vary with the Company’s performance. The outstanding debt balance has been classified in the consolidated balance sheets based on the Company’s current estimate of the repayment timing.

Components of Loan Agreement (in thousands)

	June 30, 2025	March 31, 2025

Amount outstanding	$11,500	$11,500
Paid in kind interest	1,066	696
Debt discount	(3,249)	(3,249)
Amortization of debt discount	304	250
Total	$9,621	$9,197

The $2.0 million of Additional Loans, received from a related party who is a director of the Company and an existing lender under the Loan Agreement, is reported as other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets.

NOTE 10 – LEASE REVENUES

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

The Company recognized $1.3 million and $0.6 million in LungFit® PH lease revenues for the three months ended June 30, 2025 and June 30, 2024, respectively, included revenues in the accompanying unaudited condensed consolidated statements of operations. The Company received approximately $1.2 million and $0.4 million in cash associated with leases which the Company is the lessor for the three months ended June 30, 2025 and June 30, 2024, respectively. The Company has recorded less than $0.1 million and $0.1 million in deferred revenue associated with leased devices as of June 30, 2025 and June 30, 2024, respectively.

The following schedule presents the minimum future lease payments under the LungFit® PH lease arrangements that were in place as of June 30, 2025 (in thousands):

Future lease payments under the LungFit® PH lease arrangements (in thousands)	June 30

2026	$3,373
2027	3,513
2028	2,338
2029	246
Total	$9,470

The LungFit® PH devices are included in Property and Equipment (Note 3) and have a useful life of five years. Depreciation expense related to leased LungFit® PH devices was $0.6 million and $0.5 million for the three months ended June 30, 2025 and June 30, 2024, respectively.

The depreciation expense related to customer leased devices is included in the cost of revenue in the unaudited condensed consolidated statements of operations and comprehensive loss.

Capitalized sales commissions

Sales commissions related to obtaining LungFit® PH lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Total capitalized costs for the three months ended June 30, 2025 and June 30, 2024 were immaterial.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 SEGMENTS

The following table summarizes segment financial information by business segment for the three months ended and at June 30, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Cash, cash equivalents and marketable securities	$3,056	$1,777	$1,630	$6,463
All other assets	21,241	398	12	21,651
Total assets	$24,297	$2,175	$1,642	$28,114
Total liabilities	(16,779)	(530)	(397)	(17,706)
Net assets	$7,518	$1,645	$1,245	$10,408
Non-controlling interest	$-	$330	$151	$481
Capital expenditures	$198	$-	$-	$198

Revenues	$1,760	$-	$-	$1,760
Cost of revenues	(1,604)	-	-	(1,604)
Research and development	(2,234)	(529)	(323)	(3,086)
Selling, general, and administrative	(3,328)	(952)	(407)	(4,687)
Loss from operations	(5,406)	(1,481)	(730)	(7,617)
Interest and finance expense	(548)	-	-	(548)
Other non-operating income/(expense)	110	(25)	2	87
Net loss before income taxes	$(5,844)	$(1,506)	$(728)	$(8,078)
Operating activities included in net loss:
Depreciation and amortization	$795	$10	$-	$805
Stock-based compensation expense	$1,000	$512	$65	$1,577

Cash used in operations	$(3,755)	$(439)	$(332)	$(4,526)
Cash from investing	215	361	-	576
Cash from financing	4,066	-	-	4,066
Impact of exchange rates	148	31	(52)	127
Net change for the period	$674	$(47)	$(384)	$243

The following table summarizes segment financial information by business segment for the three months ended and at June 30, 2024:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Cash, cash equivalents and marketable securities	$13,158	$8,216	$-	$21,374
All other assets	24,357	769	-	25,126
Total assets	$37,515	$8,985	$-	$46,500
Total liabilities	(27,722)	(1,078)	-	(28,801)
Net assets	$9,793	$7,907	$-	$17,699
Non-controlling interest	$-	$1,570	$-	$1,570
Capital expenditures	$2,650	$23	$-	$2,673

Revenues	$683	$-	$-	$683
Cost of revenues	(1,016)	-	-	(1,016)
Research and development	(4,078)	(1,930)	-	(6,009)
Selling, general, and administrative	(4,878)	(2,361)	-	(7,239)
Loss from operations	(9,289)	(4,291)	-	(13,580)
Interest and finance expense	(964)	-	-	(964)
Other non-operating income/(expense)	1,467	22	-	1,489
Net loss before income taxes	$(8,786)	$(4,269)	$-	$(13,055)
Operating activities included in net loss:
Depreciation and amortization	$719	$17	$-	$736
Stock-based compensation expense	$1,950	$1,429	$-	$3,379

Cash used in operations	$(7,500)	$(2,680)	$-	$(10,180)
Cash used in investing	5,405	(2,290)	-	3,114
Cash from financing	(264)	-	-	(264)
Impact of exchange rates	21	90	-	111
Net change for the period	$(2,338)	$(4,880)	$-	$(7,218)

NOTE 12 – SUBSEQUENT EVENTS

None, other than the 2025 Reverse Stock Split referred to in Note 1.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “expect,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar conditional expressions. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Form 10-Q titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-K, as well as the following:

●	our ability to successfully commercialize our LungFit® PH system in the U.S.;
●	our expectation to incur losses for the next year;
●	our ability to predict accurately the demand for our products, and products under development and to develop strategies to address markets successfully;
●	the possibility that products may contain undetected errors or defects or otherwise not perform as anticipated;
●	the anticipated development of markets we sell our products into and the success of our products in these markets;
●	our future capital needs and our need to raise additional funds;
●	our ability to build a pipeline of product candidates and develop and commercialize our approved products;
●	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary certifications or regulatory approvals;
●	our ability to maintain our existing or future collaborations or licenses;
●	our ability to protect and enforce our intellectual property rights;
●	Federal, state, and foreign regulatory requirements, including the U.S Food and Drug Administration (“FDA”) regulation of our approved product and product candidates;
●	our ability to obtain and retain key executives and attract and retain qualified personnel; and
●	our ability to successfully manage our growth, including as a commercial-stage company.

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

With Beyond Air’s focus on NO and its effect on the human condition, there are two additional programs that do not utilize our LungFit® system. Through our majority-owned affiliate Beyond Cancer, Ltd. (“Beyond Cancer”), NO is used to target solid tumors. The LungFit® platform is not utilized for the solid tumor indication due to the need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that is designed to safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program is currently in phase 1 human clinical trial.

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

We submitted a PMA supplement to the FDA in November 2023 for the expansion of the label to include certain cardiac surgeries. According to the most recent year-end report from Mallinckrodt Pharmaceuticals (“Mallinckrodt”), sales of NO were $261.4 million in 2024 (down from $303.2 million in 2023) for the United States, Canada, Japan, Mexico and Australia, with ~90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower relative sales than in the U.S. We believe the U.S. sales potential of LungFit® PH to be approximately $350 million and worldwide sales potential to be approximately $700 million or greater. We initiated the first phase of our commercial launch in July 2022 (the limited launch phase to introduce Lungfit® PH and Beyond Air to hospitals), and entered into phase 2 (target initial market share gains in certain geographies) with an expanded commercial presence during the spring of 2023 in the U.S. We recently entered the final phase of our launch process where we will equip our commercial organization to become the market leader in the U.S. in a few years. Since receiving CE Mark in late November, 2024, we have received regulatory approvals in Australia, New Zealand, Hong Kong and Thailand with our partner Getz Healthcare and are awaiting approvals in several other countries in South East Asia. Additionally, we have signed new distribution agreements covering France, India, Italy, Japan, Morocco, Saudi Arabia, and Turkey, among others. We anticipate significant contribution to revenues in fiscal 2026 and beyond from these and future partnerships.

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

Following completion of the clinical trial and the 180-day follow-up period, incremental data were provided in a poster presentation at IDWeek 2022. In addition to the positive clinical results provided at ECCMID 2022, the poster showed a larger decline in c-reactive protein (“CRP”) from baseline for patients treated with NO + SST compared to the control group. Analysis of the data provides compelling evidence that high concentration NO delivery with the LungFit® PRO generator and delivery system can be a powerful tool against any type of pneumonia, especially COVID-19. The Company commenced a clinical trial in the second half of calendar 2023 in the United States and made the decision to pause this study pending future funding.

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

Ultra-High Concentration NO (UNO) in solid tumors through majority-owned affiliate Beyond Cancer, Ltd.

In the fourth calendar quarter of 2021, Beyond Cancer, our majority-owned affiliate, raised $30.0 million in a private placement of common shares. The investors purchased a 20% equity ownership in Beyond Cancer, while Beyond Air maintained 80% equity ownership. The funding is being used to accelerate ongoing preclinical work, including the completion of IND-enabling studies, completion of a Phase 1 human clinical trial, expansion of preclinical programs for combination studies, hiring of additional Beyond Cancer team members, and optimization of the delivery system, as well as for general corporate purposes.

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

A Phase 1b trial protocol was approved by the Israeli Ministry of Health (IMOH) in December 2024. This trial will enroll up to 15 subjects with prior exposure to anti-PD-1 antibody that have either progressed, not achieved a response, or have prolonged stable disease (12 weeks) on single agent anti-PD-1 without radiographic evidence of continued tumor reduction. Subjects enrolled in the Phase 1b trial will be treated with the UNO + anti-PD-1 combination. Both safety and efficacy will be evaluated. Timing of the initiation of the study is under review.

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

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no material changes to our critical accounting estimates for the three months ended June 30, 2025.

Results of Operations and Comprehensive Loss

Below are the results of operations for the three months ended June 30, 2025 and June 30, 2024:

(in thousands)

	For the Three Months Ended
	June 30,
	2025	2024

Revenues	$1,760	$683

Cost of revenues	(1,604)	(1,016)

Gross profit/(loss)	156	(332)

Research and development	(3,086)	(6,009)
Selling, general and administrative	(4,687)	(7,239)
Operating expenses	(7,773)	(13,247)

Operating loss	(7,617)	(13,580)

Other income (loss)
Dividend /interest income and gains on marketable securities	28	361
Interest Expense	(548)	(964)
Change in fair value of warrant liability	17	219
Change in fair value of derivative liability	-	1,058
Foreign Exchange gain/loss	(41)	(146)
Loss on disposal of fixed assets	(11)	-
Other income / (expense)	94	(2)
Total other income/(expense)	(461)	525

Benefit from income taxes	-	-

Net loss	$(8,078)	$(13,055)

Less: net loss attributable to non-controlling interest	(387)	(854)

Net loss attributable to Beyond Air, Inc. Stockholders	$(7,691)	$(12,201)

Foreign currency translation gain	127	103
Comprehensive loss attributable to Beyond Air, Inc.	$(7,564)	(12,098)
Net basic and diluted loss per share of common stock
attributable to Beyond Air, Inc.	$(1.53)	$(5.32)

Weighted average number of shares outstanding, basic and diluted	5,014,923	2,295,042

Comparison of Three Months Ended June 30, 2025 with the Three Months Ended June 30, 2024

Revenues and Cost of Revenues

$1.8 million and $0.7 million revenue was recognized for the three months ended June 30, 2025 and June 30, 2024, respectively. Cost of revenue of $1.6 million and gross profit of $0.2 million were recognized for the three months ended June 30, 2025, compared to a cost of revenue of $1.0 million and gross losses of $0.3 million for the three months ended June 30, 2024.

Revenues continue to expand as we continue to sign hospital contracts and begin selling into international markets. The increase in gross profit is primarily associated with sales growth, partially offset by one-time costs required to upgrade our existing fleet of devices and provisions for excess inventory.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2025 were $3.1 million as compared to $6.0 million for the three months ended June 30, 2024. The decrease of $2.9 million was primarily attributed to a decrease in spend in salaries $1.3 million ($0.5 million in Beyond Air and $0.8 million in Beyond Cancer), stock-based compensation costs $0.3 million ($0.1 million in Beyond Air and $0.2 million in Beyond Cancer), pre-clinical studies $0.3 million ($0.1 million in NeuroNos and $0.2 million in Beyond Cancer), clinical studies $0.1 million in Beyond Air, professional fees $0.2 million and a reduction in Gen II device development costs of $0.2 million in Beyond Air.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 were $4.7 million as compared to $7.2 million for the three months ended June 30, 2024. The decrease of $2.5 million was attributed primarily to a decrease in spend in salaries $0.8 million ($0.7 million in Beyond Air and $0.1 million in Beyond Cancer), stock-based compensation costs $1.5 million ($0.8 million in Beyond Air and $0.7 million in Beyond Cancer), $0.1 million marketing and advertising costs for Beyond Air and $0.1 million in legal fees.

Other Income/Expense

Other expense for the three months ended June 30, 2025 were $0.5 million as compared to other income of $0.5 million for the three months ended June 30, 2024. The increase in expense of $1.0 million was attributed primarily to the prior period gain associated with the change in fair value of the derivative liability of $1.0 million. The derivative liability was extinguished in the prior year and no fair value measurement of such instrument occurred during the current period. Additionally, the decrease in interest expense of $0.5 million is due to the Company’s current debt facility compared to the debt outstanding in the comparative period. The decrease in interest expense is offset by a $0.4 million decrease of dividend and interest income.

Net Loss Attributable to Non-controlling Interests

Net loss attributed to non-controlling interests for the three months ended June 30, 2025, was $0.4 million, compared to $0.9 million for the three months ended June 30, 2024. Non-controlling interests represent 20% of the net loss of our Beyond Cancer subsidiary and 11.8% of the net loss of our NeuroNos subsidiary.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders of Beyond Air, Inc for the three months ended June 30, 2025, was $7.8 million or a loss of $1.53 per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the three months ended June 30, 2024 was $12.2 million or a loss of $5.32 per share, basic and diluted.

Liquidity and Capital Resources

Cash Flows

Below is a summary of our cash flows activities for the three months ended June 30, 2025 and June 30, 2024:

	Three Months Ended
	June 30,
(in thousands)	2025	2024

Net cash provided by (used in):
Operating activities	$(4,526)	$(10,180)
Investing activities	576	3,114
Financing activities	4,066	(264)
Effect of exchange rate changes on cash and cash equivalents	127	111
Net increase (decrease) in cash, cash equivalents and restricted cash	$243	$(7,218)

Operating Activities

For the three months ended June 30, 2025, the net cash used in operating activities was $4.5 million which was primarily due to our net loss of $8.1 million, which includes $1.6 million of stock-based compensation, $0.8 million of depreciation and amortization, $0.6 million in prepayments and other assets, and $0.4 million of paid in kind interest and amortization of debt discount associated with the Loan Agreement.

For the three months ended June 30, 2024, the net cash used in operating activities was $10.2 million which was primarily due to the Company’s net loss before adjustment for non-cash items of $13.1 million and stock compensation costs of $3.4 million.

Investing Activities

For the three months ended June 30, 2025, net cash provided by investing activities was $0.6 million. In the three months ended June 30, 2025, the Company redeemed a net $0.8 million of excess cash in high quality, short term, U.S. dollar denominated marketable equities with high liquidity and invested $0.2 million for the purchase of property and equipment, mainly LungFit PH devices.

For the three months ended June 30, 2024, net cash provided by investing activities was $3.1 million which was mainly attributable to a net redemption of investments in marketable securities of $5.8 million and for the purchase of property and equipment of $2.7 million.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2025 was $4.1 million, mainly from the issuance of common stock in connection with the At-The-Market Offering Sales Agreement with BTIG, Inc (the “2025 ATM”) of $2.4 million in addition to $2.0 million of advanced financing to the Company from a related party, a director of the Company who is also an existing lender under its Loan Agreement. The Company is currently arranging the terms and expects that such financing will be issued on terms and conditions materially consistent with those of the Loan Agreement.

Net cash used by financing activities for the three months ended June 30, 2024 was $0.3 million, which were wholly comprised of loan repayments.

Future Funding Requirements

We have generated revenue of $6.7 million from the sale of products to date. We had an operating cash flow decrease of $4.5 million for the three months ended June 30, 2025 and we have experienced an accumulated loss of $294.0 million since inception through June 30, 2025. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $6.5 million and $0.2 million in restricted cash.

We expect to incur net losses and have net cash outflows for at least the next twelve months. Management believes these factors raise substantial doubt about the Company’s ability to meet its obligations with cash on hand and concluded that the Company will require additional funding within one year from the date these financial statements are issued.

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

On November 1, 2024, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for a secured loan with certain lenders, including its Chief Executive Officer Steven Lisi and director Robert Carey, for an aggregate principal balance of $11.5 million. The Loan Agreement was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The Loan Agreement provides for the following terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum, of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; (v) the Company’s obligations will be secured by substantially all of the Company’s assets and (vi) the Company issued the lenders warrants to purchase shares of the Company’s common stock at an exercise price, adjusted for the 2025 Reverse Stock Split, of $7.586 per share.

On June 2, 2025, the Company received $2.0 million of advanced financing from a director that is also an existing lender under its Loan Agreement. The Company is currently arranging the terms of the additional amounts advanced to the Company and expects that such financing will be issued on terms and conditions that are materially consistent with those of the Loan Agreement.

On February 10, 2025, we entered into the At-The Market Offering Sales Agreement with BTIG, Inc. (the “2025 ATM”). Under the 2025 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $35.0 million, from time to time and at various prices. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by us under a Form S-3 registration statement, including pursuant to the 2025 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As of June 30, 2025, due to the SEC’s “baby shelf rules,” we are permitted to sell up to $5.8 million of shares of common stock pursuant to the 2025 ATM. We will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million. If shares of our common stock are sold, there is a 2.5% fee paid to the sales agent.

With respect to Beyond Cancer, discussions with investors continue in parallel to the advancement to a phase 1b combination study of UNO with anti-PD1 therapy.

The recent $2.0 million funding for NeuroNOS is still open as fundraising will continue for a period of time not to extend beyond the end of calendar year 2025.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2025, there were no changes made to our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2025 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Exhibit No.	Description

3.5	Third Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated July 9, 2025, filed as Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on July 10, 2025, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEYOND AIR, INC.

/s/ Steven Lisi
Date: August 12, 2025	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Larson
Date: August 12, 2025	Douglas Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)

