Form 10-Q
period 2025-09-30
Beyond Air, Inc.
filed 2025-11-10
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, there were 8,009,488 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,699	$4,665
Marketable securities	996	2,252
Restricted cash	163	231
Accounts receivable, net	892	710
Inventory, net	2,229	2,417
Other current assets and prepaid expenses	4,607	5,743
Total current assets	18,586	16,018

Licensed right to use technology	1,120	1,222
Right-of-use lease assets	1,561	1,706
Property and equipment, net	9,392	11,013
Other assets	306	103
TOTAL ASSETS	$30,965	$30,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,915	$1,950
Accrued expenses and other current liabilities	2,055	2,045
Operating lease liabilities, current portion	413	396
Loans payable, current portion	-	609
Total current liabilities	4,383	5,000

Operating lease liabilities, net	1,300	1,486
Long-term debt, net	10,085	9,197
Warrant liability	21	38
Other long-term liabilities	2,081	-
Total liabilities	17,870	15,721

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 500,000,000 shares authorized, 8,009,488 and 4,128,539 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively (1)	1	-
Treasury stock	(25)	(25)
Additional paid-in capital	314,625	299,990
Accumulated deficit	(301,953)	(286,322)
Accumulated other comprehensive income (loss)	85	(60)
Total stockholders’ equity attributable to Beyond Air, Inc	12,733	13,583
Non-controlling interest	362	758
Total stockholders’ equity	13,095	14,341
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,965	$30,062

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2025. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share data)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$1,818	$798	$3,578	$1,481

Cost of revenues	2,116	1,882	3,720	2,897

Gross loss	(298)	(1,084)	(142)	(1,416)

Operating expenses:

Research and development	(2,450)	(4,585)	(5,536)	(10,594)
Selling, general and administrative	(4,913)	(7,163)	(9,600)	(14,402)
Total operating expenses	(7,363)	(11,748)	(15,136)	(24,995)

Loss from operations	(7,661)	(12,833)	(15,278)	(26,412)

Other income/(expense):
Dividend/investment income	59	150	87	511
Interest and finance expense	(639)	(927)	(1,187)	(1,891)
Change in fair value of warrant liability	(1)	(4)	16	214
Change in fair value of derivative liability	-	256	-	1,314
Foreign exchange gain/(loss)	(18)	74	(59)	(72)
Loss on extinguishment of debt	-	(624)	-	(624)
Loss on disposal of fixed assets	(46)	(171)	(57)	(171)
Other income	48	49	142	48
Total other income/(expense)	(597)	(1,196)	(1,058)	(671)

Loss before income taxes	(8,258)	(14,029)	(16,336)	(27,083)

Provision for income taxes	-	-	-	-

Net loss	$(8,258)	$(14,029)	$(16,336)	$(27,083)

Less: net loss attributable to non-controlling interest	(318)	(671)	(705)	(1,525)

Net loss attributable to Beyond Air, Inc.	$(7,940)	$(13,358)	$(15,631)	$(25,559)

Other comprehensive income/(loss), net of tax
Foreign currency translation loss	18	(79)	145	24

Comprehensive loss attributable to Beyond Air, Inc.	$(7,922)	$(13,438)	$(15,486)	$(25,535)

Net basic and diluted loss per share attributable to Beyond Air, Inc. (1)	$(1.25)	$(5.67)	$(2.75)	$(10.99)

Weighted average number of shares of common stock outstanding, basic and diluted (1)	6,356,573	2,355,927	5,689,420	2,325,651

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2025. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025

(in thousands, except share data)

	Common Stock (1)		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive (loss)	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2025	4,128,539	$-	$(25)	$299,990	$(286,322)	$(60)	$758	$14,341
Issuance of common stock – At The Market equity offering	564,699	-	-	2,441	-	-	-	2,441
Issuance of common stock - 2025 Reverse Stock Split rounding	46	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	1,467	-	-	110	1,577
Other comprehensive income	-	-	-	-	-	127	-	127
Net loss	-	-	-	-	(7,691)	-	(387)	(8,078)
Balance as of June 30, 2025	4,693,284	$-	$(25)	$303,898	$(294,013)	$67	$481	$10,408

NeuroNos issuance of stock	-	-	-	414	-	-	86	500
Issuance of warrants through September 2025 Inducement	-	-	-	90	-	-	-	90
Issuance of common stock upon exercise of warrants	1,439,128	-	-	2,868	-	-	-	2,868
Issuance of common stock – At The Market equity offering	1,877,076	1	-	5,693	-	-	-	5,694
Stock-based compensation	-	-	-	1,662	-	-	113	1,775
Other comprehensive income	-	-	-	-	-	18	-	18
Net loss	-	-	-	-	(7,940)	-	(318)	(8,258)
Balance as of September 30, 2025	8,009,488	$1	$(25)	$314,625	$(301,953)	$85	$362	$13,095

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024

(in thousands, except share data)

	Common Stock (1)		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive (loss)	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2024	2,295,042	$-	$(25)	$264,785	$(239,697)	$(15)	$2,138	$27,186
Issuance of common stock warrants	-	-	-	86	-	-	-	86
Stock-based compensation	-	-	-	3,093	-	-	285	3,379
Other comprehensive income	-	-	-	-	-	103	-	103
Net loss	-	-	-	-	(12,201)	-	(854)	(13,055)
Balance as of June 30, 2024	2,295,042	$-	$(25)	$267,965	$(251,898)	$88	$1,570	$17,699

Sale of common stock and pre-funded warrants	1,250,000	-	-	18,858	-	-	-	18,858
Issuance of warrants through September 2024 debt agreement	-	-	-	3,073	-	-	-	3,073
Issuance of common stock – At The Market equity offering	64,341	-	-	642	-	-	-	642
Stock-based compensation	-	-	-	2,862	-	-	268	3,129
Other comprehensive loss	-	-	-	-	-	(79)	-	(79)
Net loss	-	-	-	-	(13,358)	-	(671)	(14,029)
Balance as of September 30, 2024	3,609,383	$-	$(25)	$293,398	$(265,255)	$9	$1,167	$29,294

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2025. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Six Months Ended
	September 30,
	2025	2024

Cash flows from operating activities
Net loss	$(16,336)	$(27,083)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,523	1,468
Amortization of licensed right to use technology	102	102
Stock-based compensation	3,352	6,508
Amortization of debt discount and accretion of debt issuance costs	133	778
Change in fair value of warrant liability	(16)	(214)
Change in fair value of derivative liability	-	(1,314)
Amortization of operating lease assets	217	206
Paid in kind interest	837	-
Provision for inventory losses	239	333
Foreign currency adjustments	(138)	-
Loss on extinguishment of debt	-	624
Loss on termination of right of use asset	-	49
Loss on disposal of fixed assets	57	171
Unrealized gain in marketable securities	(4)	(9)
Changes in:
Inventory	492	(732)
Accounts receivable	(182)	(237)
Other current assets and prepaid expenses	941	516
Accounts payable	(35)	(517)
Accrued expenses	9	(3,932)
Operating lease liabilities	(170)	(246)
Net cash used in operating activities	$(8,979)	$(23,528)

Cash flows from investing activities
Purchase of marketable securities	(3)	(18,481)
Proceeds from sale of marketable securities	1,263	41,581
Issue of/return of security deposits	-	10
Purchase of property and equipment	(444)	(3,848)
Net cash provided by investing activities	$816	$19,261

Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings	8,135	642
Proceeds from the sale of common stock of NeuroNos	500	-
Proceeds from issuance of common stock through exercise of warrants	2,868	-
Issuance of common stock warrants	90	86
Issuance of common stock and pre-funded warrants through securities purchase agreement II	-	18,858
Proceeds from long-term loan	2,000	7,500
Payment of loans	(609)	(5,726)
Net cash provided by financing activities	$12,984	$21,360

Effect of exchange rate changes on cash and cash equivalents	145	(23)

Increase in cash, cash equivalents and restricted cash	$4,966	$17,069
Cash, cash equivalents and restricted cash at beginning of period	4,896	11,608
Cash, cash equivalents and restricted cash at end of period	$9,862	$28,677
Supplemental disclosure of non-cash investing and financing activities
Debt discount	$-	$853
End of term loan liability	$-	$(138)
Warrant liability	$-	$(214)
Derivative liability	$-	$(1,314)
Right-of-use assets	$-	$(309)
Operating lease liability	$-	$(309)
Cash receivable as part of Securities Purchase Agreement II	$-	$370

Supplemental disclosure of cash flow items:
Interest paid	$195	$1,110
Income taxes paid	$-	$-

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

On March 24, 2025, Beyond Air reorganized its neurology business into a new private company called NeuroNOS. Beyond Air’s infrastructure, for example regulatory, quality, legal, etc., will continue to support the NeruoNOS team. Beyond Air has 85.7% ownership in NeuroNOS.

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

All share and per share information in these accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the 2025 Reverse Stock Split for all periods presented. In addition, (i) a proportionate adjustment has been made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock, and (ii) the number of shares reserved for issuance pursuant to the 2013 Beyond Air Equity Incentive Plan has been reduced proportionately.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 (the “2025 Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 20, 2025.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of all of the Company’s subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. As the Company has both the power to direct activities of Beyond Cancer Ltd. and its affiliates (“Beyond Cancer”) and of NeuroNOS Ltd. and its affiliates (“NeuroNos”) that most significantly impact these entities’ economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations and the 14.3% interest in NeuroNos’ net assets and result of operations is reported as “non-controlling interest” on the Company’s unaudited condensed consolidated balance sheets and as “net loss attributable to non-controlling interest” in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

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

Going Concern, Liquidity and Other Uncertainties

The Company used cash in operating activities of $9.0 million for the six months ended September 30, 2025, and has an accumulated deficit attributable to the stockholders of Beyond Air, Inc. of $302.0 million. The Company had cash, cash equivalents and marketable securities of $10.7 million as of September 30, 2025. In addition, $3.8 million of cash is held on deposit by the Company’s contract manufacturer to be applied against future purchases.

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

The Company also generates revenue from the sale of its LungFit® PH devices and consumables to its customers under distribution arrangements. Contracts include one performance obligation as any individual promised good or services other than delivery of the devices and consumables are generally either not capable of being distinct or not distinct within the context of the contracts. Purchased quantities of devices and consumables are varied and may be supplied upon demand of the customers. Revenue is recognized at a point in time when the Company delivers the goods to its customer. The transaction includes a fixed component based on contractual rates. Revenue recognized reflects the consideration the Company expects to receive in exchange for delivering the goods.

Amounts billed in advance of performance obligations being satisfied are recognized as deferred revenue.

The Company records the costs of shipping devices and consumables in cost of revenues in its unaudited condensed consolidated statements of operations and comprehensive loss.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Fair Value Measurements

As of September 30, 2025 and March 31, 2025, the Company’s financial instruments included restricted cash, marketable securities, accounts payable, long-term debt and liability classified warrants. The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash and marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings. The liability classified warrants liability is recorded at fair value and is Level 3 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts as of September 30, 2025 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Mutual funds	$996	$996	$-	$-
Total assets measured and recorded at fair value	$996	$996	$-	$-

Liabilities:
Warrant liability	$21	$-	$-	$21
Total liabilities measured and recorded at fair value	$21	$-	$-	$21

The fair value amounts as of March 31, 2025 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Mutual funds	$2,252	$2,252	$-	$-
Total assets measured and recorded at fair value	$2,252	$2,252	$-	$-

Liabilities:
Warrant liability	$38	$-	$-	$38
Total liabilities measured and recorded at fair value	$38	$-	$-	$38

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of September 30, 2025, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains
Mutual funds	$996	$43
Total short-term marketable securities	$996	$43

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Level 3 Valuation

The warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense) in the condensed consolidated statement of operations and comprehensive loss until the warrants are exercised, expired, reclassified or otherwise settled. The significant assumptions used in valuing the warrants were as follows:

At September 30, 2025	Warrants
Expected term (in years)	2.75
Volatility	109.9%
Risk-free rate	3.61%

At March 31, 2025	Warrants
Expected term (in years)	3.25
Volatility	99.0%
Risk-free rate	3.9%

The following table is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants for the six months ended September 30, 2025:

Warrants
Balance at March 31, 2025	$38
Change in fair value	(17)
Balance at September 30, 2025	$21

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

As of September 30, 2025 and March 31, 2025, restricted cash included approximately $0.2 million and $0.2 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, A$250,000 in Australia, $25,000 in Bermuda, €100,000 in Ireland and €100,000 in Cyprus. There is currently no official federal depository insurance in Israel. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of September 30, 2025, the Company had greater than $250,000 at United States financial institutions, less than A$250,000 at Australian financial institutions, greater than €100,000 at Irish financial institutions and also has funds on deposit in Israel. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type, and restricted cash as shown on the Company’s condensed consolidated statements of cash flows:

(in thousands)	September 30, 2025	March 31, 2025
Cash and cash equivalents	$9,699	$4,665
Restricted cash	163	231
Total cash, cash equivalents and restricted cash	$9,862	$4,896
Marketable securities:
Mutual funds	996	2,252
Total marketable securities	$996	$2,252

Total cash, cash equivalents, marketable securities and restricted cash	$10,858	$7,148

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Research and Development

Research and development expenses are charged to the unaudited condensed consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. For the six months ended September 30, 2025 and September 30, 2024, the Company received $0.1 million and $0, respectively, in AU Tax Rebates.

Supplier Concentration

The Company relies on third-party suppliers to provide materials for its devices and consumables.

In the three months ended September 30, 2025, the Company purchased approximately 90% of its materials from two third-party vendors, with these vendors representing 71% and 19%, respectively. In the three months ended September 30, 2024, the Company purchased approximately 86% of its materials from two third-party vendors, with these vendors representing 76% and 10%, respectively.

In the six months ended September 30, 2025, the Company purchased approximately 90% of its materials from two third-party vendors, with these vendors representing 66% and 24%, respectively. In the six months ended September 30, 2024, the Company purchased approximately 90% of its materials from two third-party vendors, with these vendors representing 84% and 6%, respectively.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the condensed consolidated balance sheets as of September 30, 2025 and March 31, 2025 in accordance with ASC 842, Leases. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	September 30, 2025	March 31, 2025

Clinical and medical equipment	$1,108	$1,048
Equipment deployable as part of a service offering	13,255	13,511
Computer equipment	954	927
Furniture and fixtures	500	506
Leasehold improvements	533	521
	16,350	16,513
Accumulated depreciation	(6,958)	(5,500)
	$9,392	$11,013

Depreciation and amortization for the three months ended September 30, 2025 and September 30, 2024 was $0.8 million and $0.8 million, respectively.

Depreciation and amortization for the six months ended September 30, 2025 and September 30, 2024 was $1.5 million and $1.5 million, respectively.

NOTE 4 STOCKHOLDERS’ EQUITY

On February 10, 2025, the Company entered into an At-The-Market Equity Offering Sales Agreement with BTIG, Inc. (the “2025 ATM”). Under the 2025 ATM, the Company may sell shares of its common stock having aggregate sales proceeds of up to $35.0 million, from time to time and at various prices. If shares of the Company’s common stock are sold, there is a 2.5% fee paid to the sales agent. Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the 2025 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of September 30, 2025, due to the SEC’s “baby shelf rules,” the Company is permitted to sell up to $0 million of shares of common stock pursuant to the 2025 ATM. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million.

During the six months ended September 30, 2025, the Company received net proceeds of $8.1 million from the sale of 2,441,775 shares of common stock through the 2025 ATM. During the six months ended September 30, 2024, the Company received net proceeds of $0.6 million from the sale of 64,341 shares of common stock through the 2022 ATM.

Stock Option Plans

The Company’s Seventh Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. On October 11, 2024, the Company’s Board of Directors (the “Board”) approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 150,000 and to provide the Board the requested authority to (i) modify the exercise or grant price of an option or stock appreciation right after it is granted, (ii) cancel an option or stock appreciation right at a time when its exercise or grant price exceeds the fair market value of the underlying stock, in exchange for cash, another option or stock appreciation right, restricted stock, or other equity award, or (iii) take any other action that is treated as a repricing under generally accepted accounting principles. This amendment was approved by the Company’s stockholders at the 2025 annual stockholder meeting on November 22, 2024. The 2013 BA Plan has 830,000 shares authorized for issuance. As of September 30, 2025, 48,016 shares were available under the 2013 BA Plan.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the six months ended September 30, 2025 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of March 31, 2025	18,265	$139.40
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of September 30, 2025	18,265	$139.40

Stock-based compensation expense related to these stock issuances for the three months ended September 30, 2025 and September 30, 2024 was $0.2 million and $0.3 million, respectively.

Stock-based compensation expense related to these stock issuances for the six months ended September 30, 2025 and September 30, 2024 was $0.3 million and $0.6 million, respectively.

As of September 30, 2025, the Company had unrecognized stock-based compensation expense for the restricted stock unit awards in the 2013 BA Plan of approximately $0.5 million, which is expected to be expensed over the weighted average remaining service period of 1.0 years.

As of September 30, 2025, all vested shares had been issued.

Stock Options

The vesting terms of the options issued under the 2013 BA Plan are generally four years and expire ten years from the grant date.

A summary of the change in stock options for the six months ended September 30, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of March 31, 2025	739,219	$9.34	7.9	$-
Granted	5,800	3.04	-	-
Exercised	-	-	-	-
Forfeited	(18,401)	9.42	-	-
Outstanding as of September 30, 2025	726,618	$9.29	7.4	$-
Exercisable as of September 30, 2025	307,615	$10.80	5.5	$-

As of September 30, 2025, the Company had unrecognized stock-based compensation expense for the stock options in the 2013 BA Plan of approximately $3.2 million, which is expected to be expensed over the weighted average remaining service period of 1.4 years.

For the six months ended September 30, 2025, the weighted average fair value of options granted was $2.41 per share.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer’s common shares. The vesting terms of the options issued under the 2021 BC Plan are generally four years and they expire ten years from the grant date. On November 3, 2022, the Company’s Board of Directors approved an amendment to reserve for issuance an additional 2,000,000 shares of common stock. The 2021 BC Plan has 4,000,000 shares authorized for issuance. As of September 30, 2025, 1,588,000 common shares were available under the 2021 BC Plan.

A summary of the change in stock options for Beyond Cancer for the six months ended September 30, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2025	2,816,250	$5.50	7.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(404,250)	5.50	-	-
Outstanding as of September 30, 2025	2,412,000	$5.50	6.7	$-
Exercisable as of September 30, 2025	1,516,500	$5.50	6.6	$-

As of September 30, 2025, the Company had unrecognized stock-based compensation expense for the stock options in the 2021 BC Plan of approximately $1.1 million, which is expected to be expensed over the weighted average remaining service period of 0.8 years.

The Company’s 2023 NeuroNos Ltd. Equity Incentive Plan (the “2023 NNOS Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of NeuroNos Ltd.’s common stock. The vesting terms of the options issued under the 2025 NNOS Plan are generally four years and they expire ten years from the grant date. On September 15, 2025, the Company’s Board of Directors approved to reserve for issuance 1,725,000 shares of common stock. As of September 30, 2025, 332,861 shares were available under the 2023 NNOS Plan.

A summary of the change in stock options for NeuroNos for the six months ended September 30, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2025	1,224,139	$0.14	9.0	$3,501
Granted	169,913	3.00	-	-
Exercised	-	-	-	-
Forfeited	(1,913)	0.14	-	-
Outstanding as of September 30, 2025	1,392,139	$0.49	8.7	$3,496
Exercisable as of September 30, 2025	306,035	$0.14	8.6	$875

As of September 30, 2025, the Company had unrecognized stock-based compensation expense for the stock options in the 2023 NNOS Plan of approximately $0.3 million, which is expected to be expensed over the weighted average remaining service period of 1.5 years.

For the six months September 30, 2025, the weighted average fair value of options granted was $2.38 per share.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The following was utilized to calculate the fair value of options on the date of grant:

	September 30, 2025	September 30, 2024
Risk-free interest rate	3.7 – 4.2%	4.3 – 4.5%
Expected volatility (Beyond Air)	91.6 – 96.3%	81.4 – 88.5%
Expected volatility (Beyond Cancer)	N/A %	N/A %
Expected volatility (NeuroNos)	95.0%	-%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The Company determined that the fair value per share of NeuroNos’ common stock to be $3.00 at the grant date during the six months ended September 30, 2025 based on the valuation of common stock purchased by external investors during March 2025.

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock units for the three and six months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$301	$384	$601	$1,014
General and administrative	1,474	2,745	2,751	5,495
Total stock-based compensation expense	$1,775	$3,129	$3,352	$6,508

Warrants

On September 8, 2025, the Company entered into an inducement offer letter agreement (“Inducement Letter”) with certain holders of the September 2024 equity offering common stock warrants (“Existing Warrants”). Pursuant to the Inducement Letter, such holders immediately exercised some of all of their respective outstanding Existing Warrants to purchase up to an aggregate of 1,439,128 shares of common stock at a reduced exercise price of $2.21. The proceeds to the Company from the exercise of the Existing Warrants were approximately $2.9 million, net of placement agent fees and other offering expenses of $0.2 million and $0.1 million, respectively. In consideration of the inducement offer, the Company issued new common stock warrants to purchase up to 719,562 shares of common stock for a purchase price of $0.125 per share of common stock underlying the new warrant. The new warrants have an exercise price of $2.21 per share and are immediately exercisable, with a term of five years from the issuance date.

A summary of the Company’s outstanding warrants as of September 30, 2025 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

NitricGen agreement	4,000	$138.00	-	January 2028
Avenue agreement	11,693	$7.59	-	June 2028
March 2024 raise	481,936	$45.00	-	March 2027
Avenue extension agreement	5,000	$25.60	-	June 2029
September 2024 equity offering	555,229	$7.59	-	September 2029
September 2024 debt instrument	757,975	$7.59	-	September 2029
September 2025 inducement	719,562	$2.21	-	September 2030
Subtotal	2,535,395	$13.41	$-

Pre-funded warrants	606,367	$0.002	$1,399	September 2029
Total	3,141,762	$10.83	$1,399

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of other current assets and prepaid expenses as of September 30, 2025 and March 31, 2025 is as follows (in thousands):

	September 30, 2025	March 31, 2025
Research and development	$197	$108
Prepaid insurance	327	817
Prepaid rents and tenant improvement	53	10
Demonstration materials	-	78
Value added tax receivable	78	150
Deposits to secure manufacturing materials	3,777	4,377
Other	175	203
Total other current assets and prepaid expenses	$4,607	$5,743

NOTE 6 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities as of September 30, 2025 and March 31, 2025 is as follows (in thousands):

	September 30, 2025	March 31, 2025
Research and development	$84	$360
Professional fees	324	440
Employee salaries and benefits	586	924
Deferred revenue	908	-
Goods received not invoiced	65	98
Other	88	223
Total accrued expenses and other current liabilities	$2,055	$2,045

NOTE 7 BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, Earnings Per Share, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive during the six months ended September 30, 2025 and September 30, 2024.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	September 30, 2025	September 30, 2024

Common stock warrants	2,535,395	4,104,115
Common stock options	726,618	555,865
Restricted shares	18,265	30,605
Total	3,280,280	4,690,585

The Company’s pre-funded warrants were included in the calculation of diluted net loss per share.

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

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $0.1 million upon the execution of the NitricGen Agreement, $0.1 million upon achieving the next milestone and $1.5 million in January 2023, six months after approval of the LungFit® by the FDA) and issued 100,000 warrants to purchase the Company’s common stock valued at $0.3 million upon executing the NitricGen Agreement. As of September 30, 2025, the remaining future milestone payments total $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement with an initial expiration date of December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides 12 months’ notice of intent not to renew. As of the date of this report, the Company has not provided such notice. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of September 30, 2025 was approximately $0.5 million with this supplier. This supplier holds $3.8 million of restricted cash to partially secure materials on the Company’s behalf recorded in other current assets and prepaid expenses.

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

As the repayments under the Loan Agreement are based on a fixed percentage of future net sales, the timing and amounts of future principal payments may vary with the Company’s performance. The outstanding debt balance has been classified in the condensed consolidated balance sheets based on the Company’s current estimate of the repayment timing.

Components of Loan Agreement (in thousands)

	September 30, 2025	March 31, 2025

Amount outstanding	$11,500	$11,500
Paid in kind interest	1,451	696
Debt discount	(3,249)	(3,249)
Amortization of debt discount	383	250
Total	$10,085	$9,197

On June 2, 2025, the Company received $2.0 million of advanced financing from a related party, a director of the Company who is also an existing lender under its Loan Agreement (“Additional Loans”). The Company is currently arranging the terms and expects that such financing will be issued on terms and conditions materially consistent with those of the Loan Agreement. The $2.0 million of Additional Loans is reported as other long-term liabilities on the Company’s unaudited condensed consolidated balance sheet, as of September 30, 2025.

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

The Company recognized $1.4 million and $0.8 million in LungFit® PH lease revenues for the three months ended September 30, 2025 and September 30, 2024, respectively, reported as revenues in the accompanying condensed consolidated statements of operations. The Company received approximately $1.4 million and $0.6 million in cash associated with leases which the Company is the lessor for the three months ended September 30, 2025 and September 30, 2024, respectively. The Company has recorded $0.1 million and $0.1 million in deferred revenue as of September 30, 2025 and September 30, 2024, respectively.

The Company recognized $2.7 million and $1.5 million in LungFit® PH lease revenues for the six months ended September 30, 2025 and September 30, 2024, respectively, reported as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company received approximately $2.6 million and $1.0 million in cash associated with leases which the Company is the lessor for the six months ended September 30, 2025 and September 30, 2024, respectively. The Company has recorded $0.1 million and $0.2 million in deferred revenue as of September 30, 2025 and September 30, 2024, respectively.

The following schedule presents the minimum future lease payments under the LungFit® PH lease arrangements that were in place as of September 30, 2025 (in thousands):

Future lease payments under the LungFit® PH lease arrangements	September 30

2026	$2,513
2027	4,128
2028	3,202
2029	1,296
Total	$11,139

The LungFit® PH devices are included in Property and Equipment (Note 3) and have the useful life of five years. Depreciation expense related to leased LungFit® PH devices was $0.7 million and $0.6 million for the three months ended September 30, 2025 and September 30, 2024, respectively.

Depreciation expense related to leased LungFit® PH devices was $1.3 million and $1.1 million for the six months ended September 30, 2025 and September 30, 2024, respectively.

The depreciation expense related to customer leased devices is included in the cost of revenues in the condensed consolidated statements of operations and comprehensive loss.

Capitalized sales commissions

Sales commissions related to obtaining LungFit® PH lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Total capitalized costs for the three and six months ended September 30, 2025 and September 30, 2024 were immaterial.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 SEGMENTS

During the three months ended September 30, 2025, NeuroNos issued and sold 166,667 additional common shares, par value $0.001 to certain investors pursuant to a subscription agreement at a purchase price of $3.00 per share. As of September 30, 2025, the Company retained 85.71% of the equity in NeuroNos, with minority interest holding 14.29% ownership of NeuroNos.

The following table summarizes financial performance by business segment for the three months ended September 30, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Capital expenditures	$246	$-	$-	$246

Revenues	$1,818	$-	$-	$1,818
Cost of revenues	(2,116)	-	-	(2,116)
Research and development	(1,696)	(379)	(375)	(2,450)
Selling, general, and administrative	(3,734)	(760)	(419)	(4,913)
Loss from operations	(5,728)	(1,139)	(794)	(7,661)
Interest and finance expense	(639)	-	-	(639)
Other non-operating income/(expense)	24	13	5	42
Net loss before income taxes	$(6,343)	$(1,126)	$(789)	$(8,258)
Operating activities included in net loss:
Depreciation and amortization	$810	$10	$-	$820
Stock-based compensation expense	$1,174	$521	$80	$1,775

Cash used in operations	$(3,473)	$(273)	$(707)	$(4,453)
Cash from (used in) from investing	(246)	486	-	240
Cash from financing	8,418	-	500	8,918
Impact of exchange rates	11	3	4	18
Net change for the period	$4,710	$216	$(203)	$4,723

The following table summarizes financial performance by business segment for the six months ended September 30, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Capital expenditures	$445	$-	$-	$445

Revenues	$3,578	$-	$-	$3,578
Cost of revenues	(3,720)	-	-	(3,720)
Research and development	(3,930)	(908)	(698)	(5,536)
Selling, general, and administrative	(7,062)	(1,712)	(826)	(9,600)
Loss from operations	(11,134)	(2,620)	(1,524)	(15,278)
Interest and finance expense	(1,187)	-	-	(1,187)
Other non-operating income/(expense)	134	(12)	7	129
Net loss before income taxes	$(12,187)	$(2,632)	$(1,517)	$(16,336)
Operating activities included in net loss:
Depreciation and amortization	$1,605	$20	$-	$1,625
Stock-based compensation expense	$2,175	$1,033	$144	$3,352

Cash used in operations	$(7,228)	$(712)	$(1,039)	$(8,979)
Cash from (used in) investing	(31)	847	-	816
Cash from financing	12,484	-	500	12,984
Impact of exchange rates	159	34	(48)	145
Net change for the period	$5,384	$169	$(587)	$4,966

The following table summarizes financial performance by business segment for the three months ended September 30, 2024:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Capital expenditures	$1,173	$2	$-	$1,175

Revenues	$798	$-	$-	$798
Cost of revenues	(1,882)	-	-	(1,882)
Research and development	(3,432)	(1,153)	-	(4,585)
Selling, general, and administrative	(4,826)	(2,337)	-	(7,163)
Loss from operations	(9,342)	(3,490)	-	(12,833)
Interest and finance expense	(927)	-	-	(927)
Other non-operating income/(expense)	(412)	143	-	(269)
Net loss before income taxes	$(10,683)	$(3,346)	$-	$(14,029)
Operating activities included in net loss:
Depreciation and amortization	$813	$20	$-	$833
Stock-based compensation expense	$1,791	$1,338	$-	$3,129

Cash used in operations	$(10,982)	$(2,367)	$-	$(13,349)
Cash used in investing	8,910	7,236	-	16,146
Cash from financing	21,624	-	-	21,624
Impact of exchange rates	(63)	(71)	-	134
Net change for the period	$19,489	$4,798	$-	$24,287

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 SEGMENTS (continued)

The following table summarizes financial performance by business segment for the six months ended September 30, 2024:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Capital expenditures	$3,823	$25	$-	$3,848

Revenues	$1,481	$-	$-	$1,481
Cost of revenues	(2,897)	-	-	(2,897)
Research and development	(7,510)	(3,084)	-	(10,594)
Selling, general, and administrative	(9,704)	(4,698)	-	(14,402)
Loss from operations	(18,630)	(7,782)	-	(26,412)
Interest and finance expense	(1,891)	-	-	(1,891)
Other non-operating income/(expense)	1,061	159	-	1,220
Net loss before income taxes	$(19,460)	$(7,623)	$-	$(27,083)
Operating activities included in net loss:
Depreciation and amortization	$1,533	$37	$-	$1,570
Stock-based compensation expense	$3,743	$2,765	$-	$6,508

Cash used in operations	$(18,482)	$(5,047)	$-	$(23,528)
Cash used in investing	14,315	4,946	-	19,261
Cash from financing	21,360	-	-	21,360
Impact of exchange rates	(42)	19	-	(23)
Net change for the period	$17,151	$(82)	$-	$17,069

The following table summarizes financial information by business segment at September 30, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Cash, cash equivalents and marketable securities	$7,765	$1,503	$1,427	$10,695
All other assets	20,274	42	(46)	20,270
Total assets	$28,039	$1,545	$1,381	$30,965
Total liabilities	(17,025)	(502)	(343)	(17,870)
Net assets	$11,014	$1,043	$1,038	$13,095
Non-controlling interest	$-	$208	$154	$362

The following table summarizes financial information by business segment at March 31, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Cash, cash equivalents and marketable securities	$2,750	$2,167	$2,000	$6,917
All other assets	22,116	1,029	-	23,145
Total assets	$24,866	$3,196	$2,000	$30,062
Total liabilities	(15,082)	(589)	(50)	(15,721)
Net assets	$9,784	$2,607	$1,950	$14,341
Non-controlling interest	$-	$529	$229	$758

NOTE 12 – SUBSEQUENT EVENTS

On November 4, 2025, the Company entered into and closed on a note purchase agreement (the “Note Purchase Agreement”) with Streeterville Capital LLC (“Streeterville” or “Investor”), which provided for the issuance of a secured promissory note in the principal amount of $12.0 million (the “Note”). The principal amount of the Note is due 24 months following the date of issuance. Interest will accrue at the rate of 15% per annum, with no interest accruing for the first 12 months following issuance; provided however, that Streeterville is guaranteed 12 months of interest, of $1.8 million even if the Note is redeemed or prepaid prior to the maturity date. Of the total $12.0 million Note, $6.0 million will be placed in a restricted account and will be accessible by the Company as the first $6.0 million is repaid.

Also on November 4, 2025, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Streeterville for the purchase of up to $20.0 million of the Company’s shares of common stock. In connection with the Purchase Agreement, the Company and Streeterville entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission a registration statement (the “Registration Statement”) covering the resale of the shares by November 24, 2025. Pursuant to the Purchase Agreement, upon effectiveness of the Registration Statement and so long as there is no balance outstanding on the Note, the Company shall have the right, but not the obligation, to direct Streeterville, by its delivery to Streeterville of a put notice from time to time during a period of up to two years, to purchase newly issued shares of the Company’s common stock, subject to customary limitations.

On November 3, 2025, the Company amended and restated the original Loan Agreement (as amended, the “Amended Loan Agreement”) to provide for and finalize the terms of the $2.0 million Additional Loans and the issuance of new five-year warrants to purchase up to 512,821 shares of the Company’s common stock (the “Supplemental Warrants”) with an exercise price of $1.95 per share and subject to the same terms and conditions applicable to the existing warrants issued under the original Loan and Security Agreement (the “2024 Debt Warrants”). Concurrently, the parties entered into a waiver agreement pursuant to which the Lender consented to the Company’s issuance of the Note in exchange for reducing the exercise price of the 2024 Debt Warrants from $7.59 per share to $1.95 per share.

On November 4, 2025, the board of directors approved a one-time stock option repricing of 726,618 options (the “Option Repricing”), effective November 4, 2025. The Option Repricing was undertaken in accordance with, and as permitted by, the Company’s 2013 BA Plan. Pursuant to the Option Repricing, all options granted pursuant to the 2013 BA Plan that are held by Company Board members, officers, and employees expected to continue providing services to the Company were repriced, to the extent such options had an exercise price in excess of $1.95, the closing price per share of the Company’s common stock as reported on The Nasdaq Stock Market on November 3, 2025. All such options were repriced such that the exercise price per share was reduced to $1.95.

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

On March 24, 2025, Beyond Air reorganized its neurology business into a new private company called NeuroNOS Limited (“NeuroNOS”). Beyond Air’s infrastructure, for example regulatory, quality, legal, etc, will continue to support the NeruoNOS team. Beyond Air has 85.7% ownership in NeuroNOS.

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

We submitted a PMA supplement to the FDA in November 2023 for the expansion of the label to include certain cardiac surgeries. According to the most recent year-end report from Mallinckrodt Pharmaceuticals (“Mallinckrodt”), sales of NO were $261.4 million in 2024 (down from $303.2 million in 2023) for the United States, Canada, Japan, Mexico and Australia, with ~90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower relative sales than in the U.S. We believe the U.S. sales potential of LungFit® PH to be approximately $350 million and worldwide sales potential to be approximately $700 million or greater. We initiated the first phase of our commercial launch in July 2022 (the limited launch phase to introduce Lungfit® PH and Beyond Air to hospitals), and entered into phase 2 (target initial market share gains in certain geographies) with an expanded commercial presence during the spring of 2023 in the U.S. We recently entered the final phase of our launch process where we will equip our commercial organization to become the market leader in the U.S. in a few years. Since receiving CE Mark in late November, 2024, we have received regulatory approvals in Australia, New Zealand, Hong Kong Thailand, Taiwan and Malaysia with our partner Getz Healthcare and are awaiting approvals in several other countries in South East Asia. Additionally, we have signed new distribution agreements covering France, India, Israel, Italy, Japan, Mexico, Morocco, Poland, Romania, Saudi Arabia, and Turkey, among others. We anticipate significant contribution to revenues in fiscal 2026 and beyond from these and future partnerships.

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

After completion of the clinical trial, we presented positive results at the 2022 American College of Chest Physicians (“CHEST”) annual meeting, further supporting development of intermittent high dose NO for the treatment of NTM. The clinical trial demonstrated that high dose NO treatment was well-tolerated in both the home and hospital settings. During the 10-week at-home treatment period of the clinical trial, a total of 2,492 inhalations were self-administered with overall high treatment compliance (>90%). There were no SAEs related to treatment discontinuations reported over the 12-week treatment or 12-week follow up periods. Key efficacy endpoints showed strong results with improvement seen in the majority of quality-of-life domains. Respiratory function and physical function were maintained during treatment and follow-up. Trends in the reduction of microbial load were observed and one patient achieved culture conversion with three consecutive negative sputum samples. We anticipate having discussions with the FDA in calendar 2026 to identify a path forward.

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

The phase 1a study, between August 2022 and November 2024, enrolled a total of 10 patients treated with either 25,000 ppm or 50,000 ppm NO for a single intra-tumoral administration over 5 minutes. All subjects had significant advanced stage metastatic disease. The mean number of treatments prior to entering the study was 10.3 (min 4, max 18), with 5.5 being medication treatments (min 2, max 14). Tumors were a mix of squamous cell carcinoma, melanoma, breast and triple negative breast. At the time of treatment, life expectancy for all patients was less than 12 months, with some as low as 3 months. The majority of patients are still alive.

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

In the first calendar quarter of 2025, NeuroNos, our majority-owned affiliate, raised $2.0 million in a private placement of common shares. An additional $0.5 million was raised in the private placement offering during the third calendar quarter of 2025. In total, the investors purchased a 14.3% equity ownership in NeuroNos, while Beyond Air maintained 85.7% equity ownership. The private placement is closed to investment at this time. The funding is being used to accelerate ongoing preclinical work, including IND-enabling studies as well as for general corporate purposes.

Work is currently being done by the University in a preclinical setting. We expect this program to progress from preclinical to a phase 1 first-in-human clinical trial by the end of 2026.

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no material changes to our critical accounting estimates for the six months ended September 30, 2025.

Results of Operations and Comprehensive Loss

Below are the results of operations for the three and six months ended September 30, 2025 and September 30, 2024:

(in thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$1,818	$798	$3,578	$1,481

Cost of revenues	2,116	1,882	3,720	2,897

Gross loss	(298)	(1,084)	(142)	(1,416)

Research and development	(2,450)	(4,585)	(5,536)	(10,594)
Selling, general and administrative	(4,913)	(7,163)	(9,600)	(14,402)
Total operating expenses	(7,363)	(11,748)	(15,136)	(24,995)

Loss from operations	(7,661)	(12,833)	(15,278)	(26,412)

Other income (expense):
Dividend/investment income	59	150	87	511
Interest and finance expense	(639)	(927)	(1,187)	(1,891)
Change in fair value of warrant liability	(1)	(4)	16	214
Change in fair value of derivative liability	-	256	-	1,314
Foreign exchange gain/(loss)	(18)	74	(59)	(72)
Loss on disposal of fixed assets	(46)	(171)	(57)	(171)
Loss on extinguishment of debt	-	(624)	-	(624)
Other income/(expense)	48	49	142	48
Total other income/(expense)	(597)	(1,196)	(1,058)	(671)

Provision for income taxes	-	-	-	-

Net loss	$(8,258)	$(14,029)	$(16,336)	$(27,083)

Less: net loss attributable to non-controlling interests	(318)	(671)	(705)	(1,525)

Net loss attributable to Beyond Air, Inc.	(7,940)	(13,358)	(15,631)	(25,559)

Foreign currency translation gain/(loss)	18	(79)	145	24
Comprehensive loss attributable to Beyond Air, Inc.	$(7,922)	$(13,438)	$(15,486)	$(25,535)

Net basic and diluted loss per share of common stock attributable to Beyond Air, Inc.	$(1.25)	$(5.67)	$(2.75)	$(10.99)

Weighted average number of shares, outstanding, basic and diluted	6,356,573	2,355,927	5,689,420	2,325,651

Comparison of Three and Six Months Ended September 30, 2025 with the Three and Six Months Ended September 30, 2024

Revenues and Cost of Revenues

$1.8 million and $0.8 million revenue was recognized for the three months ended September 30, 2025 and September 30, 2024, respectively. Cost of revenue of $2.1 million and gross losses of $0.3 million were recognized for the three months ended September 30, 2025, compared to a cost of revenue of $1.9 million and gross losses of $1.1 million for the three months ended September 30, 2024.

$3.6 million and $1.5 million revenue was recognized for the six months ended September 30, 2025 and September 30, 2024, respectively. Cost of revenue of $3.7 million and gross losses of $0.1 million were recognized for the six months ended September 30, 2025, compared to a cost of revenue of $2.9 million and gross losses of $1.4 million for the six months ended September 30, 2024.

Revenues continue to expand as we continue to sign hospital contracts and begin selling into international markets. The reduction in gross losses is primarily associated with sales growth, partially offset by one-time costs required to upgrade our existing fleet of devices and provisions for excess inventory.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2025 were $2.5 million as compared to $4.6 million for the three months ended September 30, 2024. The decrease of $2.1 million was primarily attributed to a decrease in spend in salaries $0.6 million ($0.3 million in Beyond Air and $0.3 million in Beyond Cancer), stock-based compensation costs $0.1 million (less than $0.1 million in Beyond Air and less than $0.1 million in Beyond Cancer), pre-clinical expenses $0.2 million ($0.1 million in Beyond Cancer and $0.1 million in NeuroNos), professional fees $0.2 million ($0.1 million in Beyond Air and $0.1 million in Beyond Cancer), and a reduction in Gen II device development costs of $1.0 million.

Research and development expenses for the six months ended September 30, 2025 were $5.5 million as compared to $10.6 million for the six months ended September 30, 2024. The decrease of $5.1 million was attributed primarily to a decrease in spend in salaries $1.9 million ($0.8 million in Beyond Air and $1.1 million in Beyond Cancer), stock compensation costs $0.4 million ($0.2 million in Beyond Air and $0.2 million in Beyond Cancer), pre-clinical expenses $0.6 million ($0.3 million in Beyond Cancer and $0.3 million in NeuroNos), professional fees $0.5 million ($0.3 million in Beyond Air and $0.2 million in Beyond Cancer), travel expenses $0.1 million, depreciation $0.1 million, and a reduction in Gen II device development costs of $1.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 were $4.9 million as compared to $7.2 million for the three months ended September 30, 2024. The decrease of $2.3 million was attributed primarily to a decrease in spend in salaries $0.6 million ($0.4 million in Beyond Air and $0.2 million in Beyond Cancer), stock-based compensation costs $1.3 million ($0.6 million in Beyond Air and $0.8 million in Beyond Cancer), $0.3 million of legal fees and $0.1 million of facility expenses, partially offset by an increase of $0.1 million in royalties.

Selling, general and administrative expenses for the six months ended September 30, 2025 were $9.6 million as compared to $14.4 million for the six months ended September 30, 2024. The decrease of $4.8 million was attributed primarily to a decrease in spend in salaries $1.4 million ($1.1 million in Beyond Air and $0.3 million in Beyond Cancer), stock-based compensation costs $2.7 million ($1.3 million in Beyond Air and $1.5 million in Beyond Cancer, partially offset by reduction of $0.1 million in NeuroNos), $0.4 million of legal fees, $0.1 million marketing and advertising costs for Beyond Air, $0.1 million travel expenses, and $0.1 million of facility expenses, partially offset by an increase of $0.2 million in royalties.

Other Income/Expense

Other expense for the three months ended September 30, 2025 were $0.6 million as compared to other expense of $1.2 million for the three months ended September 30, 2024. The decrease in expense of $0.6 million was attributed primarily to the prior period loss associated with the partial extinguishment of debt of $0.6 million. The derivative liability was extinguished in the prior year and no fair value measurement of such instrument occurred during the current period. Additionally, the decrease in interest expense of $0.3 million is due to the Company’s current debt facility compared to the debt outstanding in the comparative period.

Other expense for the six months ended September 30, 2025 were $1.1 million as compared to other expense of $0.7 million for the six months ended September 30, 2024. The increase in expense of $0.4 million was attributed primarily to the change in fair value of the derivative liability that was extinguished in the prior year and no fair value measurement of such instrument occurred during the current period. Additionally, the decrease in interest expense of $0.7 million is due to the Company’s current debt facility compared to the debt outstanding in the comparative period. The decrease in interest expense is offset by a $0.4 million decrease of dividend and investment income.

Net Loss Attributable to Non-controlling Interests

Net loss attributed to non-controlling interests for the three months ended September 30, 2025, was $0.3 million, compared to $0.7 million for the three months ended September 30, 2024. Net loss attributed to non-controlling interests for the six months ended September 30, 2025, was $0.7 million, compared to $1.5 million for the six months ended September 30, 2024. Non-controlling interests represent 20% of the net loss of our Beyond Cancer subsidiary and 11.8% of the net loss of our NeuroNos subsidiary based on the ownership structure during the majority of the reporting periods.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders of Beyond Air, Inc for the three months ended September 30, 2025, was $7.9 million or a loss of $1.25 per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the three months ended September 30, 2024 was $13.4 million or a loss of $5.67 per share, basic and diluted.

Net loss attributed to common stockholders of Beyond Air, Inc for the six months ended September 30, 2025, was $15.5 million or a loss of $2.75 per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the six months ended September 30, 2024 was $25.6 million or a loss of $10.99 per share, basic and diluted.

Liquidity and Capital Resources

Cash Flows

Below is a summary of our cash flows activities for the six months ended September 30, 2025 and September 30, 2024:

	Six Months Ended
	September 30,
(in thousands)	2025	2024

Net cash provided by (used in):
Operating activities	$(8,979)	$(23,528)
Investing activities	816	19,261
Financing activities	12,984	21,360
Effect of exchange rate changes on cash and cash equivalents	145	(23)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,966	$(17,069)

Operating Activities

For the six months ended September 30, 2025 the net cash used in operating activities was $9.0 million which was primarily due to our net loss of $16.3 million, which includes $3.4 million of stock-based compensation, $1.6 million of depreciation and amortization, and $1.0 million of paid in kind interest and amortization of debt discount associated with the Loan Agreement, in addition to $0.9 million in prepayments and other assets.

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

Investing Activities

For the six months ended September 30, 2025, net cash provided by investing activities was $0.8 million which was mainly attributable to a net redemption of investments in marketable securities of $1.3 million and invested $0.4 million for the purchase of property and equipment, mainly LungFit PH devices.

For the six months ended September 30, 2024, net cash provided by investing activities was $19.3 million which was mainly attributable to a net redemption of investments in marketable securities of $23.1 million and invested $3.8 million for the purchase of property and equipment, mainly LungFit PH devices.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2025 was $13.0 million, mainly from the issuance of common stock in connection with the At-The-Market Offering Sales Agreement with BTIG, Inc (the “2025 ATM”) of $8.1 million in addition to $3.0 million from the issuance of common stock in connection with the warrant inducement and issuance of additional warrants. Additionally, the Company received $2.0 million of advanced financing from a related party, a director of the Company who is also an existing lender under its Loan Agreement. The Company is currently arranging the terms and expects that such financing will be issued on terms and conditions materially consistent with those of the Loan Agreement.

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

Future Funding Requirements

We have generated revenue of $8.5 million from the sale of products to date. We had an operating cash flow decrease of $9.0 million for the six months ended September 30, 2025 and we have experienced an accumulated loss of $302.0 million since inception through September 30, 2025. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $10.7 million and $0.2 million in restricted cash.

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

On June 2, 2025, the Company received $2.0 million of advanced financing from a director that is also an existing lender under its Loan Agreement. On November 3, 2025, the Company amended and restated the original Loan Agreement (as amended, the “Amended Loan Agreement”) to provide for and finalize the terms of the $2.0 million Additional Loans and the issuance of new five-year warrants to purchase up to 512,821 shares of the Company’s common stock (the “Supplemental Warrants”) with an exercise price of $1.95 per share and subject to the same terms and conditions applicable to the existing warrants issued under the original Loan and Security Agreement (the “2024 Debt Warrants”). Concurrently, the parties entered into a waiver agreement pursuant to which the Lender consented to the Company’s issuance of the Note in exchange for reducing the exercise price of the 2024 Debt Warrants from $7.59 per share to $1.95 per share.

On February 10, 2025, we entered into the At-The Market Offering Sales Agreement with BTIG, Inc. (the “2025 ATM”). Under the 2025 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $35.0 million, from time to time and at various prices. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by us under a Form S-3 registration statement, including pursuant to the 2025 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As of September 30, 2025, due to the SEC’s “baby shelf rules,” we are permitted to sell up to $0 million of shares of common stock pursuant to the 2025 ATM. We will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million. If shares of our common stock are sold, there is a 2.5% fee paid to the sales agent.

On September 8, 2025, we entered into an inducement offer letter agreement (“Inducement Letter”) with certain holders of our existing common stock purchase warrants (“Existing Warrants”). Pursuant to the Inducement Letter, such holders immediately exercised some or all of their respective outstanding Existing Warrants to purchase up to an aggregate of 1,439,128 shares of common stock at a reduced exercise price of $2.21. The proceeds to the Company from the exercise of the Existing Warrants were approximately $2.9 million, net of placement agent fees and other offering expenses of $0.2 million and $0.1 million, respectively. In consideration of the inducement offer, the Company issued new common stock warrants to purchase up to 719,562 shares of common stock for a purchase price of $0.125 per share of common stock underlying the new warrant. The new warrants have an exercise price of $2.21 per share and are immediately exercisable, with a term of five years from the issuance date.

On November 4, 2025, the Company entered into and closed on a note purchase agreement (the “Note Purchase Agreement”) with Streeterville Capital LLC (“Streeterville” or “Investor”), which provided for the issuance of a secured promissory note in the principal amount of $12.0 million (the “Note”). The principal amount of the Note is due 24 months following the date of issuance. Interest will accrue at the rate of 15% per annum, with no interest accruing for the first 12 months following issuance; provided however, that Streeterville is guaranteed 12 months of interest, of $1.8 million even if the Note is redeemed or prepaid prior to the maturity date. Of the total $12.0 million Note, $6.0 million will be placed in a restricted account and will be accessible by the Company as the first $6.0 million is repaid.

Also on November 4, 2025, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Streeterville for the purchase of up to $20.0 million of the Company’s shares of common stock. In connection with the Purchase Agreement, the Company and Streeterville entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission a registration statement (the “Registration Statement”) covering the resale of the shares by November 24, 2025. Pursuant to the Purchase Agreement, upon effectiveness of the Registration Statement and so long as there is no balance outstanding on the Note, the Company shall have the right, but not the obligation, to direct Streeterville, by its delivery to Streeterville of a put notice from time to time during a period of up to two years, to purchase newly issued shares of the Company’s common stock, subject to customary limitations.

With respect to Beyond Cancer, discussions with investors continue in parallel to the advancement to a phase 1b combination study of UNO with anti-PD1 therapy.

The recent $2.5 million funding for NeuroNOS is closed at this time.

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

Our ability to continue to operate beyond the second fiscal quarter of 2027 will be largely dependent upon the successful commercial launch of LungFit® PH, as well as obtaining partners in other parts of the world, and raising additional funds to finance our activities until we are generating cash flow from operations. Further, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our other product candidates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2025, there were no changes made to our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2025 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BEYOND AIR, INC.

/s/ Steven Lisi
Date: November 10, 2025	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas Larson
Date: November 10, 2025	Douglas Larson
Chief Financial Officer
(Principal Financial and Accounting Officer)

