Form 10-Q
period 2025-12-31
Beyond Air, Inc.
filed 2026-02-13
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 10, 2026, there were 10,529,344 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED DECEMBER 31, 2025

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,643	$4,665
Marketable securities	5,018	2,252
Restricted cash	6,187	231
Accounts receivable, net	1,151	710
Inventory, net	1,761	2,417
Other current assets and prepaid expenses	4,804	5,743
Total current assets	25,564	16,018

Licensed right to use technology	1,069	1,222
Right-of-use lease assets	1,464	1,706
Property and equipment, net	8,502	11,013
Other assets	175	103
TOTAL ASSETS	$36,774	$30,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,202	$1,950
Accrued expenses and other current liabilities	2,401	2,045
Operating lease liabilities, current portion	386	396
Loans payable, current portion	-	609
Total current liabilities	4,989	5,000

Operating lease liabilities, net	1,231	1,486
Long-term debt, net	21,974	9,197
Warrant liability	2	38
Derivative liability	292	-
Total liabilities	28,488	15,721

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 500,000,000 shares authorized, 8,404,354 and 4,128,539 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively (1)	1	-
Treasury stock	(25)	(25)
Additional paid-in capital	317,314	299,990
Accumulated deficit	(309,289)	(286,322)
Accumulated other comprehensive income (loss)	110	(60)
Total stockholders’ equity attributable to Beyond Air, Inc	8,111	13,583
Non-controlling interest	175	758
Total stockholders’ equity	8,286	14,341
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,774	$30,062

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2025. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Revenues	$2,194	$1,072	$5,772	$2,553

Cost of revenues	1,894	1,287	5,614	4,184

Gross profit (loss)	300	(215)	158	(1,631)

Operating expenses:

Research and development	2,429	3,005	7,965	13,599
Selling, general and administrative	4,467	7,732	14,067	22,133
Total operating expenses	6,896	10,737	22,032	35,732

Loss from operations	(6,596)	(10,952)	(21,874)	(37,363)

Other income/(expense):
Dividend/investment income	102	126	189	637
Interest and finance expense	(1,088)	(549)	(2,275)	(2,439)
Change in fair value of warrant liability	20	4	36	219
Change in fair value of derivative liability	483	-	483	1,314
Foreign exchange gain/(loss)	(30)	46	(89)	(26)
Loss on extinguishment of debt	-	(1,910)	-	(2,534)
Loss on disposal of fixed assets	(359)	(62)	(416)	(233)
Other income/(expense)	(162)	(37)	(20)	11
Total other income/(expense)	(1,034)	(2,381)	(2,092)	(3,052)

Loss before income taxes	(7,630)	(13,333)	(23,966)	(40,416)

Provision for income taxes	-	-	-	-

Net loss	$(7,630)	$(13,333)	$(23,966)	$(40,416)

Less: net loss attributable to non-controlling interest	(294)	(300)	(999)	(1,825)

Net loss attributable to Beyond Air, Inc.	$(7,336)	$(13,032)	$(22,967)	$(38,591)

Other comprehensive income/(loss), net of tax
Foreign currency translation adjustment	25	(61)	170	(37)

Comprehensive loss attributable to Beyond Air, Inc.	$(7,311)	$(13,093)	$(22,797)	$(38,628)

Net basic and diluted loss per share attributable to Beyond Air, Inc. (1)	$(0.85)	$(2.96)	$(3.44)	$(12.77)

Weighted average number of shares of common stock outstanding, basic and diluted (1)	8,616,860	4,403,726	6,668,782	3,020,861

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2025. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025

(in thousands, except share data)

	Common Stock (1)		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive (loss)	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2025	4,128,539	$-	$(25)	$299,990	$(286,322)	$(60)	$758	$14,341
Issuance of common stock – At The Market equity offering	564,699	-	-	2,441	-	-	-	2,441
Issuance of common stock - 2025 Reverse Stock Split rounding	46	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	1,467	-	-	110	1,577
Other comprehensive income	-	-	-	-	-	127	-	127
Net loss	-	-	-	-	(7,691)	-	(387)	(8,078)
Balance as of June 30, 2025	4,693,284	$-	$(25)	$303,898	$(294,013)	$67	$481	$10,408

NeuroNos issuance of stock	-	-	-	414	-	-	86	500
Issuance of warrants through September 2025 Inducement	-	-	-	90	-	-	-	90
Issuance of common stock upon exercise of warrants	1,439,128	-	-	2,868	-	-	-	2,868
Issuance of common stock – At The Market equity offering	1,877,076	1	-	5,693	-	-	-	5,694
Stock-based compensation	-	-	-	1,662	-	-	113	1,775
Other comprehensive income	-	-	-	-	-	18	-	18
Net loss	-	-	-	-	(7,940)	-	(318)	(8,258)
Balance as of September 30, 2025	8,009,488	$1	$(25)	$314,625	$(301,953)	$85	$362	$13,095

NeuroNos issuance of stock	-	-	-	159	-	-	41	200
Issuance of warrants	-	-	-	1,093	-	-	-	1,093
Issuance of common stock upon exercise of warrants	386,361	-	-	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock	8,505	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	1,437	-	-	66	1,503
Other comprehensive income	-	-	-	-	-	25	-	25
Net loss	-	-	-	-	(7,336)	-	(294)	(7,630)
Balance as of December 31, 2025	8,404,354	$1	$(25)	$317,314	$(309,289)	$110	$175	$8,286

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024

(in thousands, except share data)

	Common Stock (1)		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive (loss)	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2024	2,295,042	$-	$(25)	$264,785	$(239,697)	$(15)	$2,138	$27,186
Issuance of common stock warrants	-	-	-	86	-	-	-	86
Stock-based compensation	-	-	-	3,093	-	-	285	3,379
Other comprehensive income	-	-	-	-	-	103	-	103
Net loss	-	-	-	-	(12,201)	-	(854)	(13,055)
Balance as of June 30, 2024	2,295,042	$-	$(25)	$267,965	$(251,898)	$88	$1,570	$17,699

Sale of common stock and pre-funded warrants	1,250,000	-	-	18,858	-	-	-	18,858
Issuance of warrants through September 2024 debt agreement	-	-	-	3,073	-	-	-	3,073
Issuance of common stock – At The Market equity offering	64,341	-	-	642	-	-	-	642
Stock-based compensation	-	-	-	2,862	-	-	268	3,129
Other comprehensive loss	-	-	-	-	-	(79)	-	(79)
Net loss	-	-	-	-	(13,358)	-	(671)	(14,029)
Balance as of September 30, 2024	3,609,383	$-	$(25)	$293,398	$(265,255)	$9	$1,167	$29,294

Issuance of common stock upon exercise of warrants	94,936	-	-	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock	12,115	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	2,609	-	-	(129)	2,480
Other comprehensive loss	-	-	-	-	-	(61)	-	(61)
Net loss	-	-	-	-	(13,032)	-	(300)	(13,333)
Balance as of December 31, 2024	3,716,434	$-	$(25)	$296,007	$(278,288)	$(52)	$738	$18,381

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2025. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Nine Months Ended
	December 31,
	2025	2024

Cash flows from operating activities
Net loss	$(23,966)	$(40,416)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,269	2,209
Amortization of licensed right to use technology	153	154
Stock-based compensation	4,855	8,988
Amortization of debt discount and accretion of debt issuance costs	345	897
Change in fair value of warrant liability	(36)	(219)
Change in fair value of derivative liability	(483)	(1,314)
Amortization of operating lease assets	312	269
Paid in kind interest	1,298	-
Provision for inventory losses	486	341
Foreign currency adjustments	(146)	-
Loss on extinguishment of debt	-	2,534
Loss on disposal of fixed assets	416	334
Unrealized gain in marketable securities	(17)	42
Changes in:
Inventory	916	(592)
Accounts receivable	(442)	(320)
Other current assets and prepaid expenses	875	1,649
Accounts payable	(125)	314
Accrued expenses	357	(5,812)
Operating lease liabilities	(265)	(319)
Net cash used in operating activities	$(13,198)	$(31,261)

Cash flows from investing activities
Purchase of marketable securities	(4,012)	(30,878)
Proceeds from sale of marketable securities	1,263	47,577
Issue of/return of security deposits	-	10
Purchase of property and equipment	(478)	(4,385)
Net cash provided by (used in) investing activities	$(3,227)	$12,324

Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings	8,135	642
Proceeds from the sale of common stock of NeuroNos	700	-
Proceeds from issuance of common stock through exercise of warrants	2,869	-
Issuance of common stock warrants	90	-
Issuance of common stock and pre-funded warrants through securities purchase agreement II	-	18,858
Proceeds from long-term loan	14,000	11,324
Debt issuance costs	(996)
Payment of loans	(609)	(18,678)
Net cash provided by financing activities	$24,189	$12,146

Effect of exchange rate changes on cash and cash equivalents	170	16

Increase in cash, cash equivalents and restricted cash	$7,934	$(6,776)
Cash, cash equivalents and restricted cash at beginning of period	4,896	11,608
Cash, cash equivalents and restricted cash at end of period	$12,830	$4,833
Supplemental disclosure of non-cash investing and financing activities
Debt discount	$1,094	$260
End of term loan liability	$-	$(272)
Warrant liability	$-	$(219)
Derivative liability	$775	$(1,314)
Right-of-use assets	$-	$(309)
Operating lease liability	$-	$(309)
Fixed assets included in accounts payable	$377	$446

Supplemental disclosure of cash flow items:
Interest paid	$307	$1,112
Income taxes paid	$-	$-

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

The second program which does not utilize the LungFit® platform partially inhibits neuronal nitric oxide synthase (nNOS) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). On June 15, 2023, the Company announced that it has entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (the “University”) to acquire the commercial rights for nNOS inhibitors being developed for the treatment of ASD and other neurological conditions. Currently, there are no FDA-approved therapies specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air will make payments to the University over the three-year period from the date of the agreement for pre-clinical work. Also, the Company will pay a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones. Development timing is under review pending a proposed sale to XTL Biopharmaceutical Ltd.

On March 24, 2025, Beyond Air reorganized its neurology business into a new private company called NeuroNOS. Beyond Air’s infrastructure, for example regulatory, quality, legal, etc., is currently supporting the NeruoNOS team. Beyond Air has 84.75% ownership in NeuroNOS.

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

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of all of the Company’s subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. As the Company has both the power to direct activities of Beyond Cancer Ltd. and its affiliates (“Beyond Cancer”) and of NeuroNOS Ltd. and its affiliates (“NeuroNos”) that most significantly impact these entities’ economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations and the 15.25% interest in NeuroNos’ net assets and result of operations is reported as “non-controlling interest” on the Company’s unaudited condensed consolidated balance sheets and as “net loss attributable to non-controlling interest” in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

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

Going Concern, Liquidity and Other Uncertainties

The Company used cash in operating activities of $13.2 million for the nine months ended December 31, 2025, and has an accumulated deficit attributable to the stockholders of Beyond Air, Inc. of $309.3 million. The Company had cash, cash equivalents and marketable securities of $11.7 million as of December 31, 2025. In addition, $3.7 million of cash is held on deposit by the Company’s contract manufacturer to be applied against future purchases.

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

On January 14, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor. Pursuant to the Purchase Agreement, the Company agreed to sell to the investor, and the investor agreed to purchase from the Company, in a private placement offering, an aggregate of (i) 524,990 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $1.272 per Share, (ii) pre-funded warrants to purchase up to 3,405,828 shares of Common Stock (the “Pre-funded Warrants”) at a purchase price of $1.2719 per Pre-funded Warrant and (iii) warrants to purchase up to 3,930,818 shares of Common Stock (the “Common Warrants”, and together with the Pre-funded Warrants the “Warrants”), for aggregate gross proceeds under the Purchase Agreement of $5,000,000. The Pre-funded Warrants have an exercise price of $0.0001 per share, and the Common Warrants have an exercise price of $1.147 per share. The offering closed on January 16, 2026, on satisfaction of customary closing conditions.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Fair Value Measurements

As of December 31, 2025 and March 31, 2025, the Company’s financial instruments included restricted cash, marketable securities, accounts payable, long-term debt and liability classified warrants. The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash and marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings. The liability classified warrants liability is recorded at fair value and is Level 3 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts as of December 31, 2025 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Mutual funds	$5,018	$5,018	$-	$-
Total assets measured and recorded at fair value	$5,018	$5,018	$-	$-

Liabilities:
Warrant liability	$2	$-	$-	$2
Derivative liability	292	-	-	292
Total liabilities measured and recorded at fair value	$294	$-	$-	$294

The fair value amounts as of March 31, 2025 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Mutual funds	$2,252	$2,252	$-	$-
Total assets measured and recorded at fair value	$2,252	$2,252	$-	$-

Liabilities:
Warrant liability	$38	$-	$-	$38
Total liabilities measured and recorded at fair value	$38	$-	$-	$38

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of December 31, 2025, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains
Mutual funds	$5,018	$56
Total short-term marketable securities	$5,018	$56

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

Warrant liability

The warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense) in the condensed consolidated statement of operations and comprehensive loss until the warrants are exercised, expired, reclassified or otherwise settled.

The significant assumptions used in valuing the warrants were as follows:

At December 31, 2025	Warrants
Expected term (in years)	2.50
Volatility	115.4%
Risk-free rate	3.5%

At March 31, 2025	Warrants
Expected term (in years)	3.25
Volatility	99.0%
Risk-free rate	3.9%

Derivative liability

The derivative liability represents an embedded redemption feature (embedded put option) that meets the criteria to be classified as a derivative and is bifurcated from the Note (see Note 9). On any trading day during which the Registration Statement (Note 4) remains effective and the Note remains outstanding and (i) any trading price of the common stock is at least 5% greater than the current Nasdaq minimum price as defined under Nasdaq Rule 5635(d) (the “Nasdaq Minimum Price”) or (ii) the total dollar trading volume has reached $750,000.00, Streeterville may elect to purchase shares of common stock up to the Beneficial Ownership Limitation at a purchase price equal to 85% of the Nasdaq Minimum Price, subject to a floor of $0.39 per share. The aggregate purchase price for these shares shall be offset by an equal amount outstanding under the Note.

This feature was concluded to not be clearly and closely related to the host instrument and is required to be measured at fair value at each reporting period. The fair value was determined using the Monte Carlo valuation model. The key inputs of the simulation are the valuation date, the Company’s common stock share price and volatility, the risk-free rate, and the maximum convertible shares eligible to offset the outstanding balance on the Note.

At November 4, 2025 (issuance)	Derivative
Maximum convertible shares	1,600,000
Share price	$1.86
Volatility	125%
Risk-free rate	3.6%

At December 31, 2025	Derivative
Maximum convertible shares	1,600,000
Share price	$0.73
Volatility	120%
Risk-free rate	3.5%

The following table is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants and derivative for the nine months ended December 31, 2025:

	Warrants	Derivative
Balance at March 31, 2025	$38	$-
Issuance	-	775
Change in fair value	(36)	(483)
Balance at December 31, 2025	$2	$292

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

As of December 31, 2025 and March 31, 2025, restricted cash included approximately $6.2 million and $0.2 million, respectively. Restricted cash as of December 31, 2025 includes $6.0 million of proceeds from the Company’s secured promissory note issued on November 4, 2025 that is required to be held in a restricted account pursuant to the Note Purchase Agreement. Amounts held in the restricted account become available to the Company as the outstanding principal of the Note is repaid (see Note 9).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, A$250,000 in Australia, $25,000 in Bermuda, €100,000 in Ireland and €100,000 in Cyprus. There is currently no official federal depository insurance in Israel. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of December 31, 2025, the Company had greater than $250,000 at United States financial institutions, less than A$250,000 at Australian financial institutions, greater than €100,000 at Irish financial institutions and also has funds on deposit in Israel. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type, and restricted cash as shown on the Company’s condensed consolidated statements of cash flows:

(in thousands)	December 31, 2025	March 31, 2025
Cash and cash equivalents	$6,643	$4,665
Restricted cash	6,187	231
Total cash, cash equivalents and restricted cash	$12,830	$4,896
Marketable securities:
Mutual funds	5,018	2,252
Total marketable securities	$5,018	$2,252

Total cash, cash equivalents, marketable securities and restricted cash	$17,848	$7,148

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Research and Development

Research and development expenses are charged to the unaudited condensed consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. For the nine months ended December 31, 2025 and December 31, 2024, the Company received $0.1 million and $0, respectively, in AU Tax Rebates.

Supplier Concentration

The Company relies on third-party suppliers to provide materials for its devices and consumables.

In the three months ended December 31, 2025, the Company purchased approximately 95% of its materials from two third-party vendors, with these vendors representing 81% and 14%, respectively. In the three months ended December 31, 2024, the Company purchased approximately 96% of its materials from two third-party vendors, with these vendors representing 87% and 9%, respectively.

In the nine months ended December 31, 2025, the Company purchased approximately 92% of its materials from two third-party vendors, with these vendors representing 72% and 20%, respectively. In the nine months ended December 31, 2024, the Company purchased approximately 97% of its materials from two third-party vendors, with these vendors representing 90% and 7%, respectively.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the condensed consolidated balance sheets as of December 31, 2025 and March 31, 2025 in accordance with ASC 842, Leases. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	December 31, 2025	March 31, 2025

Clinical and medical equipment	$206	$1,048
Equipment deployable as part of a service offering	13,418	13,511
Computer equipment	861	927
Furniture and fixtures	451	506
Leasehold improvements	533	521
	15,469	16,513
Accumulated depreciation	(6,967)	(5,500)
	$8,502	$11,013

Depreciation and amortization for the three months ended December 31, 2025 and December 31, 2024 was $0.8 million and $0.8 million, respectively.

Depreciation and amortization for the nine months ended December 31, 2025 and December 31, 2024 was $2.3 million and $2.2 million, respectively.

NOTE 4 STOCKHOLDERS’ EQUITY

On February 10, 2025, the Company entered into an At-The-Market Equity Offering Sales Agreement with BTIG, Inc. (the “2025 ATM”). Under the 2025 ATM, the Company may sell shares of its common stock having aggregate sales proceeds of up to $35.0 million, from time to time and at various prices. If shares of the Company’s common stock are sold, there is a 2.5% fee paid to the sales agent. Pursuant to the “baby shelf rules” promulgated by the SEC, if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the 2025 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of December 31, 2025, due to the SEC’s “baby shelf rules,” the Company may currently not sell any shares of common stock pursuant to the 2025 ATM. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million.

During the nine months ended December 31, 2025, the Company received net proceeds of $8.1 million from the sale of 2,441,775 shares of common stock through the 2025 ATM. During the nine months ended December 31, 2024, the Company received net proceeds of $0.6 million from the sale of 64,341 shares of common stock through the 2022 ATM.

On November 4, 2025, the Company entered into an equity purchase agreement (the “Streeterville Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”) for the purchase of up to $20 million of our shares of Common Stock. In connection with the Streeterville Purchase Agreement, Streeterville and the Company entered into a Registration Rights Agreement, pursuant to which the Company filed a registration statement for the resale of up to 1,600,000 shares of Common Stock (the “Registration Statement”).

Pursuant to the Streeterville Purchase Agreement (so long as there is no balance outstanding on the Note (Note 9), the Company has the right, but not the obligation, to direct Streeterville, by delivery to Streeterville of a put notice from time to time during a period of up to two years, to purchase shares of Common Stock (i) in a minimum amount not less than $25,000, and (ii) in a maximum amount up to the median daily trading volume of the Common Stock during the five trading days immediately preceding delivery of the put notice, or such other greater amount mutually agreed upon by the parties; provided, however, that the number of put shares shall not exceed the beneficial ownership limitation, of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable pursuant to a put notice.

Stock Option Plans

The Company’s Seventh Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. On October 11, 2024, the Company’s Board of Directors (the “Board”) approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 150,000 and to provide the Board the requested authority to (i) modify the exercise or grant price of an option or stock appreciation right after it is granted, (ii) cancel an option or stock appreciation right at a time when its exercise or grant price exceeds the fair market value of the underlying stock, in exchange for cash, another option or stock appreciation right, restricted stock, or other equity award, or (iii) take any other action that is treated as a repricing under generally accepted accounting principles. This amendment was approved by the Company’s stockholders at the 2025 annual stockholder meeting on November 22, 2024. The 2013 BA Plan has 830,000 shares authorized for issuance. As of December 31, 2025, 54,097 shares were available under the 2013 BA Plan.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the nine months ended December 31, 2025 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of March 31, 2025	18,265	$139.40
Granted	-	-
Vested	(8,505)	150.61
Forfeited	(150)	137.40
Unvested as of December 31, 2025	9,610	$129.37

Stock-based compensation expense related to these stock issuances for the three months ended December 31, 2025 and December 31, 2024 was $0.1 million and $0.3 million, respectively.

Stock-based compensation expense related to these stock issuances for the nine months ended December 31, 2025 and December 31, 2024 was $0.5 million and $0.9 million, respectively.

As of December 31, 2025, the Company had unrecognized stock-based compensation expense for the restricted stock unit awards in the 2013 BA Plan of approximately $0.4 million, which is expected to be expensed over the weighted average remaining service period of 1.0 years.

As of December 31, 2025, all vested shares had been issued.

Stock Options

The vesting terms of the options issued under the 2013 BA Plan are generally four years and expire ten years from the grant date.

A summary of the change in stock options for the nine months ended December 31, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of March 31, 2025	739,219	$9.34	7.9	$-
Granted	5,800	1.95	-	-
Exercised	-	-	-	-
Forfeited	(66,517)	1.95	-	-
Outstanding as of December 31, 2025	678,502	$1.95	7.1	$-
Exercisable as of December 31, 2025	432,413	$1.95	6.1	$-

As of December 31, 2025, the Company had unrecognized stock-based compensation expense for the stock options in the 2013 BA Plan of approximately $2.5 million, which is expected to be expensed over the weighted average remaining service period of 1.7 years.

For the nine months ended December 31, 2025, the weighted average fair value of options granted was $2.41 per share.

On November 4, 2025, the board of directors approved a one-time stock option repricing of 726,618 options (the “Option Repricing”), effective November 4, 2025. The Option Repricing was undertaken in accordance with, and as permitted by, the Company’s 2013 BA Plan. Pursuant to the Option Repricing, all options granted pursuant to the 2013 BA Plan that are held by Company Board members, officers, and employees expected to continue providing services to the Company were repriced, to the extent such options had an exercise price in excess of $1.95, the closing price per share of the Company’s common stock as reported on The Nasdaq Stock Market on November 3, 2025. All such options were repriced such that the exercise price per share was reduced to $1.95. The modification resulted in $0.4 million of incremental stock compensation expense, of which $0.3 million was recognized during the nine months ended December 31, 2025.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer’s common shares. The vesting terms of the options issued under the 2021 BC Plan are generally four years and they expire ten years from the grant date. On November 3, 2022, the Company’s Board of Directors approved an amendment to reserve for issuance an additional 2,000,000 shares of common stock. The 2021 BC Plan has 4,000,000 shares authorized for issuance. As of December 31, 2025, 1,614,250 common shares were available under the 2021 BC Plan.

A summary of the change in stock options for Beyond Cancer for the nine months ended December 31, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2025	2,816,250	$5.50	7.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(430,500)	5.50	-	-
Outstanding as of December 31, 2025	2,385,750	$5.50	6.4	$-
Exercisable as of December 31, 2025	2,090,750	$5.50	6.4	$-

As of December 31, 2025, the Company had unrecognized stock-based compensation expense for the stock options in the 2021 BC Plan of approximately $0.6 million, which is expected to be expensed over the weighted average remaining service period of 1.0 years.

The Company’s 2023 NeuroNos Ltd. Equity Incentive Plan (the “2023 NNOS Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of NeuroNos Ltd.’s common stock. The vesting terms of the options issued under the 2025 NNOS Plan are generally four years and they expire ten years from the grant date. On September 15, 2025, the Company’s Board of Directors approved to reserve for issuance 1,725,000 shares of common stock. As of December 31, 2025, 339,236 shares were available under the 2023 NNOS Plan.

A summary of the change in stock options for NeuroNos for the nine months ended December 31, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2025	1,224,139	$0.14	9.0	$3,501
Granted	169,913	3.00	-	-
Exercised	-	-	-	-
Forfeited	(8,288)	0.14	-	-
Outstanding as of December 31, 2025	1,385,764	$0.49	8.4	$3,514
Exercisable as of December 31, 2025	653,591	$0.33	8.4	$1,748

As of December 31, 2025, the Company had unrecognized stock-based compensation expense for the stock options in the 2023 NNOS Plan of approximately $0.3 million, which is expected to be expensed over the weighted average remaining service period of 1.5 years.

For the nine months December 31, 2025, the weighted average fair value of options granted was $2.38 per share.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The following was utilized to calculate the fair value of options on the date of grant:

	December 31, 2025	December 31, 2024
Risk-free interest rate	3.7 – 4.2%	4.3 – 4.4%
Expected volatility (Beyond Air)	91.6 – 96.3%	81.4 – 89.6%
Expected volatility (Beyond Cancer)	N/A %	N/A %
Expected volatility (NeuroNos)	95.0%	-%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The Company determined that the fair value per share of NeuroNos’ common stock to be $3.00 at the grant date during the nine months ended December 31, 2025 based on the valuation of common stock purchased by external investors during March 2025.

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock units for the three and nine months ended December 31, 2025 and December 31, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Research and development	$424	$(735)	$1,025	$280
General and administrative	1,079	3,214	3,830	8,708
Total stock-based compensation expense	$1,503	$2,479	$4,855	$8,988

Warrants

A summary of the Company’s outstanding warrants as of December 31, 2025 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

NitricGen agreement	4,000	$138.00	$-	January 2028
Avenue agreement	11,693	$7.59	-	June 2028
March 2024 raise	481,936	$45.00	-	March 2027
Avenue extension agreement	5,000	$25.60	-	June 2029
September 2024 equity offering	555,229	$7.59	-	September 2029
September 2024 debt instrument	1,270,796	$1.95	-	September 2029
September 2025 inducement	719,562	$2.21	-	September 2030
Subtotal	3,048,216	$10.08	$-

Pre-funded warrants	220,006	$0.002	$159	September 2029
Total	3,268,222	$9.41	$159

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of other current assets and prepaid expenses as of December 31, 2025 and March 31, 2025 is as follows (in thousands):

	December 31, 2025	March 31, 2025
Research and development	$634	$108
Prepaid insurance	175	817
Prepaid rents and tenant improvement	53	10
Demonstration materials	-	78
Value added tax receivable	108	150
Deposits to secure manufacturing materials	3,712	4,377
Other	122	203
Total other current assets and prepaid expenses	$4,804	$5,743

NOTE 6 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities as of December 31, 2025 and March 31, 2025 is as follows (in thousands):

	December 31, 2025	March 31, 2025
Research and development	$189	$360
Professional fees	445	440
Employee salaries and benefits	376	924
Deferred revenue	841	-
Goods received not invoiced	66	98
Accrued interest	302	13
Other	182	210
Total accrued expenses and other current liabilities	$2,401	$2,045

NOTE 7 BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, Earnings Per Share, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive during the nine months ended December 31, 2025 and December 31, 2024.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	December 31, 2025	December 31, 2024

Common stock warrants	3,048,216	4,009,177
Common stock options	678,502	529,743
Restricted shares	9,610	18,390
Total	3,736,328	4,557,310

The Company’s pre-funded warrants of 220,006 and 606,367 as of December 31, 2025 and March 31, 2025, respectively, were included in the calculation of diluted net loss per share.

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

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $0.1 million upon the execution of the NitricGen Agreement, $0.1 million upon achieving the next milestone and $1.5 million in January 2023, six months after approval of the LungFit® by the FDA, and issued 100,000 warrants to purchase the Company’s common stock valued at $0.3 million upon executing the NitricGen Agreement. As of December 31, 2025, the remaining future milestone payments total $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement with an initial expiration date of December 31, 2024. The agreement will renew automatically for successive three-year periods unless and until the Company provides 12 months’ notice of intent not to renew. As of the date of this report, the Company has not provided such notice. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of December 31, 2025 was approximately $0.2 million with this supplier. This supplier holds $3.7 million of restricted cash to partially secure materials on the Company’s behalf recorded in other current assets and prepaid expenses.

Contingencies

From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 LOANS

The following is a summary of long-term debt as of December 31, 2025:

	Loan Agreement	Promissory Note	Total

Principal balance outstanding	$13,500	$12,050	$25,550
Paid in kind interest	1,994	-	1,994
Debt discount	(4,343)	(1,822)	(6,165)
Amortization of debt discount	489	106	595
Total	$11,640	$10,334	$21,974

The following is a summary of long-term debt as of March 31, 2025:

Loan Agreement

Principal balance outstanding	$11,500
Paid in kind interest	696
Debt discount	(3,249)
Amortization of debt discount	250
Total	$9,197

Loan Agreement

On November 1, 2024, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for a secured loan with certain lenders, including its Chief Executive Officer Steven Lisi and director Robert Carey, for an aggregate principal balance of $11.5 million. The Loan Agreement was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The Loan Agreement provides for the following terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; (v) the Company’s obligations will be secured by substantially all of the Company’s assets and (vi) the Company issued the lenders warrants to purchase shares of the Company’s common stock at an exercise price, adjusted for the 2025 Reverse Stock Split, of $7.59 per share. On November 3, 2025, the parties entered into a waiver agreement pursuant to which the Loan Agreement lenders consented to the Company’s issuance of the Streeterville Note in exchange for reducing the exercise price from $7.59 per share to $1.95 per share.

On June 2, 2025, the Company received $2.0 million of advanced financing from a related party, a director of the Company who is also an existing lender under its Loan Agreement (“Additional Loans”). On November 3, 2025, the Company amended and restated the original Loan Agreement (as amended, the “Amended Loan Agreement”) to provide for and finalize the terms of the $2.0 million Additional Loans and the issuance of new five-year warrants to purchase up to 512,821 shares of the Company’s common stock (the “Supplemental Warrants”) with an exercise price of $1.95 per share and subject to the same terms and conditions applicable to the existing warrants issued under the original Loan and Security Agreement. The amendment was accounted for as a modification under ASC 470 Debt.

As the repayments under the Amended Loan Agreement are based on a fixed percentage of future net sales, the timing and amounts of future principal payments may vary with the Company’s performance. The outstanding debt balance has been classified in the condensed consolidated balance sheets based on the Company’s current estimate of the repayment timing.

Promissory Note

On November 4, 2025, the Company entered into and closed on a note purchase agreement (the “Note Purchase Agreement”) with Streeterville Capital LLC (“Streeterville”), which provided for the issuance of a secured promissory note in the principal amount of $12.0 million (the “Note”). The principal amount of the Note is due 24 months following the date of issuance. Interest will accrue at the rate of 15% per annum, with no interest accruing for the first 12 months following issuance; provided however, that Streeterville is guaranteed 12 months of interest, or $1.8 million, even if the Note is redeemed or prepaid prior to the maturity date. Of the total $12.0 million Note, $6.0 million was placed in a restricted account and will be accessible by the Company as the first $6.0 million is repaid.

The Note contains an embedded put feature that meet the definition of an embedded derivative in accordance with ASC 815 (Note 2).

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

The Company recognized $1.8 million and $1.1 million in LungFit® PH lease revenues for the three months ended December 31, 2025 and December 31, 2024, respectively, reported as revenues in the accompanying condensed consolidated statements of operations. The Company received approximately $1.6 million and $1.0 million in cash associated with leases which the Company is the lessor for the three months ended December 31, 2025 and December 31, 2024, respectively.

The Company recognized $4.5 million and $2.6 million in LungFit® PH lease revenues for the nine months ended December 31, 2025 and December 31, 2024, respectively, reported as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company received approximately $4.3 million and $2.1 million in cash associated with leases which the Company is the lessor for the nine months ended December 31, 2025 and December 31, 2024, respectively.

The Company has recorded $0 million and $0 million in deferred revenue as of December 31, 2025 and December 31, 2024, respectively.

The following schedule presents the minimum future lease payments under the LungFit® PH lease arrangements that were in place as of December 31, 2025 (in thousands):

Future lease payments under the LungFit® PH lease arrangements	December 31

2026	$1,326
2027	4,375
2028	3,202
2029	1,296
Total	$10,199

The LungFit® PH devices are included in Property and Equipment (Note 3) and have the useful life of five years. Depreciation expense related to leased LungFit® PH devices was $0.7 million and $0.6 million for the three months ended December 31, 2025 and December 31, 2024, respectively.

Depreciation expense related to leased LungFit® PH devices was $2.0 million and $1.7 million for the nine months ended December 31, 2025 and December 31, 2024, respectively.

The depreciation expense related to customer leased devices is included in the cost of revenues in the condensed consolidated statements of operations and comprehensive loss.

Capitalized sales commissions

Sales commissions related to obtaining LungFit® PH lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Total capitalized costs for the three and nine months ended December 31, 2025 and December 31, 2024 were immaterial.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 SEGMENTS

During the three months ended December 31, 2025, NeuroNos issued and sold 66,667 additional common shares, par value $0.001 to certain investors pursuant to a subscription agreement at a purchase price of $3.00 per share. As of December 31, 2025, the Company retained 84.75% of the equity in NeuroNos, with minority interest holding 15.25% ownership of NeuroNos.

The following table summarizes financial performance by business segment for the three months ended December 31, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Capital expenditures	$32	$-	$2	$34

Revenues	$2,194	$-	$-	$2,194
Cost of revenues	1,894	-	-	1,894
Research and development	1,643	220	566	2,429
Selling, general, and administrative	3,740	322	405	4,467
Loss from operations	(5,083)	(542)	(971)	(6,596)
Interest and finance expense	(1,088)	-	-	(1,088)
Other non-operating income/(expense)	251	(150)	(47)	54
Net loss before income taxes	$(5,920)	$(692)	$(1,018)	$(7,630)
Operating activities included in net loss:
Depreciation and amortization	$810	$10	$-	$820
Stock-based compensation expense	$1,174	$521	$80	$1,775

Cash used in operations	$(3,240)	$(235)	$(744)	$(4,219)
Cash used in investing	(4,041)	-	(2)	(4,043)
Cash provided by financing	11,005	-	200	11,205
Impact of exchange rates	(15)	(35)	75	25
Net change for the period	$3,709	$(270)	$(471)	$2,968

The following table summarizes financial performance by business segment for the nine months ended December 31, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Capital expenditures	$476	$-	$2	$478

Revenues	$5,772	$-	$-	$5,772
Cost of revenues	5,614	-	-	5,614
Research and development	5,573	1,128	1,264	7,965
Selling, general, and administrative	10,802	2,034	1,231	14,067
Loss from operations	(16,217)	(3,162)	(2,495)	(21,874)
Interest and finance expense	(2,275)	-	-	(2,275)
Other non-operating income/(expense)	385	(162)	(40)	183
Net loss before income taxes	$(18,107)	$(3,324)	$(2,535)	$(23,966)
Operating activities included in net loss:
Depreciation and amortization	$2,400	$22	$-	$2,422
Stock-based compensation expense	$3,329	$1,303	$223	$4,855

Cash used in operations	$(10,469)	$(947)	$(1,782)	$(13,198)
Cash provided by (used in) investing	(4,072)	847	(2)	(3,227)
Cash provided by financing	23,489	-	700	24,189
Impact of exchange rates	145	-	25	170
Net change for the period	$9,093	$(100)	$(1,059)	$7,934

The following table summarizes financial performance by business segment for the three months ended December 31, 2024:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Capital expenditures	$537	$-	$-	$537

Revenues	$1,072	$-	$-	$1,072
Cost of revenues	1,287	-	-	1,287
Research and development	3,490	(485)	-	3,005
Selling, general, and administrative	5,663	2,069	-	7,732
Loss from operations	(9,368)	(1,584)	-	(10,952)
Interest and finance expense	(549)	-	-	(549)
Other non-operating income/(expense)	(1,917)	85	-	(1,832)
Net loss before income taxes	$(11,834)	$(1,499)	$-	$(13,333)
Operating activities included in net loss:
Depreciation and amortization	$780	$13	$-	$793
Stock-based compensation expense	$3,209	$(729)	$-	$2,480

Cash used in operations	$(6,081)	$(1,652)	$-	$(7,733)
Cash used in investing	(5,092)	(1,845)	-	(6,937)
Cash used in financing	(9,214)	-	-	(9,214)
Impact of exchange rates	132	(93)	-	39
Net change for the period	$(20,255)	$(3,590)	$-	$(23,845)

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 SEGMENTS (continued)

The following table summarizes financial performance by business segment for the nine months ended December 31, 2024:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Capital expenditures	$4,359	$26	$-	$4,385

Revenues	$2,553	$-	$-	$2,553
Cost of revenues	4,184	-	-	4,184
Research and development	11,001	2,598	-	13,599
Selling, general, and administrative	15,366	6,767	-	22,133
Loss from operations	(27,998)	(9,365)	-	(37,363)
Interest and finance expense	(2,439)	-	-	(2,439)
Other non-operating income/(expense)	(856)	242	-	(613)
Net loss before income taxes	$(31,293)	$(9,123)	$-	$(40,416)
Operating activities included in net loss:
Depreciation and amortization	$2,313	$50	$-	$2,363
Stock-based compensation expense	$6,953	$2,036	$-	$8,988

Cash used in operations	$(24,560)	$(6,701)	$-	$(31,261)
Cash provided by investing	9,222	3,102	-	12,324
Cash provided by financing	12,146	-	-	12,146
Impact of exchange rates	90	(75)	-	16
Net change for the period	$(3,102)	$(3,674)	$-	$6,776

The following table summarizes financial information by business segment at December 31, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Cash, cash equivalents and marketable securities	$9,462	$1,244	$955	$11,661
All other assets	25,353	(245)	5	25,113
Total assets	$34,815	$999	$960	$36,774
Total liabilities	(27,487)	(413)	(588)	(28,488)
Net assets	$7,328	$586	$372	$8,286
Non-controlling interest	$-	$124	$51	$175

The following table summarizes financial information by business segment at March 31, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Cash, cash equivalents and marketable securities	$2,750	$2,167	$2,000	$6,917
All other assets	22,116	1,029	-	23,145
Total assets	$24,866	$3,196	$2,000	$30,062
Total liabilities	(15,082)	(589)	(50)	(15,721)
Net assets	$9,784	$2,607	$1,950	$14,341
Non-controlling interest	$-	$529	$229	$758

NOTE 12 – SUBSEQUENT EVENTS

On January 8, 2026, XTL Biopharmaceuticals Ltd. (“XTL”) entered into a letter of intent to acquire our 85% ownership interest in NNOS. Pursuant to the terms of the letter of intent, XTL will acquire 85% of NNOS for consideration to the Company including 19.9% of XTL’s issued share capital, $1.0 million in cash, and milestone-based contingent payments totaling up to $31.5 million. No definitive agreements have been entered into yet, and the terms are being finalized among parties.

During January 2026, Streeterville elected to purchase 1.6 million shares of common stock at an average of $0.73 per share which offset principal of approximately $1.2 million outstanding under the Note. In connection with this reduction to the principal balance outstanding, approximately $0.6 million was released from unrestricted cash.

On January 14, 2026, the Company entered into a securities purchase agreement whereby the Company agreed to sell to an institutional investor, and the investor agreed to purchase from the Company, in a private placement offering, an aggregate of (i) 524,990 shares of the Company’s common stock at a purchase price of $1.272 per share, (ii) pre-funded warrants to purchase up to 3,405,828 shares of common stock at a purchase price of $1.2719 per pre-funded warrant at an exercise price of $0.0001 per share and (iii) warrants to purchase up to 3,930,818 shares of common stock at an exercise price of $1.147 per share, for aggregate gross proceeds of $5,000,000.

On January 30, 2026, the Company held its 2026 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the Eighth Amended and Restated 2013 Equity Incentive Plan to increase the number of shares reserved for issuance in the 2013 BA Plan by 850,000. As a result, the 2013 BA Plan has 1,680,000 shares authorized for issuance.

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

The second program, which does not utilize the LungFit® platform, partially inhibits neuronal nitric oxide synthase (“nNOS”) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). On June 15, 2023, the Company announced that it has entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (the “University”) to acquire the commercial rights for nNOS inhibitors being developed for the treatment of ASD and other neurological conditions. Currently, there are no FDA-approved therapies specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air shall pay to the University compensation for pre-clinical work over the three-year period from the date of the agreement. Also, the Company will pay to the University a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones. Development timing is under review pending a proposed sale to XTL Biopharmaceutical Ltd.

On March 24, 2025, Beyond Air reorganized its neurology business into a new private company called NeuroNOS Limited (“NeuroNOS”). Beyond Air’s infrastructure, for example regulatory, quality, legal, etc, is currently supporting the NeruoNOS team. Beyond Air has 84.75% ownership in NeuroNOS.

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

We submitted a PMA supplement to the FDA in November 2023 for the expansion of the label to include certain cardiac surgeries. The submission has been withdrawn in favor of our submission of our second generation LungFit PH. According to the most recent year-end report from Mallinckrodt Pharmaceuticals (“Mallinckrodt”), sales of NO were $261.4 million in 2024 (down from $303.2 million in 2023) for the United States, Canada, Japan, Mexico and Australia, with ~90% in the United States. Outside of the U.S. there are multiple market participants which translates to considerably lower relative sales than in the U.S. We believe the U.S. sales potential of LungFit® PH to be approximately $350 million and worldwide sales potential to be approximately $700 million or greater. We initiated the first phase of our commercial launch in July 2022 (the limited launch phase to introduce Lungfit® PH and Beyond Air to hospitals), and entered into phase 2 (target initial market share gains in certain geographies) with an expanded commercial presence during the spring of 2023 in the U.S. We recently entered the final phase of our launch process where we will equip our commercial organization to become the market leader in the U.S. in a few years. Since receiving CE Mark in late November, 2024, we have received regulatory approvals in more than 10 other countries outside of the United States and EU. Additionally, we have signed distribution agreements covering 40 countries outside of the United States. We anticipate significant contribution to revenues in fiscal 2026 and beyond from these and future partnerships.

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

The phase 1a study, between August 2022 and November 2024, enrolled a total of 10 patients treated with either 25,000 ppm or 50,000 ppm NO for a single intra-tumoral administration over 5 minutes. All subjects had significant advanced stage metastatic disease. The mean number of treatments prior to entering the study was 10.3 (min 4, max 18), with 5.5 being medication treatments (min 2, max 14). Tumors were a mix of squamous cell carcinoma, melanoma, breast and triple negative breast. At the time of treatment, life expectancy for all patients was less than 12 months, with some as low as 3 months. The majority of patients are still alive as of October 1, 2025.

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

In the first calendar quarter of 2025, NeuroNos, our majority-owned affiliate, raised $2.0 million in a private placement of common shares. An additional $0.5 million and $0.2 million was raised in the private placement offering during the third and fourth calendar quarter of 2025, respectively. In total, the investors purchased a 15.25% equity ownership in NeuroNos, while Beyond Air maintained 84.75% equity ownership. The private placement is closed to investment at this time. The funding is being used to accelerate ongoing preclinical work, including IND-enabling studies as well as for general corporate purposes.

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no material changes to our critical accounting estimates for the nine months ended December 31, 2025.

Results of Operations and Comprehensive Loss

Below are the results of operations for the three and nine months ended December 31, 2025 and December 31, 2024:

(in thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Revenues	$2,194	$1,072	$5,772	$2,553

Cost of revenues	1,894	1,287	5,614	4,184

Gross loss	300	(215)	158	(1,631)

Research and development	2,429	3,005	7,965	13,599
Selling, general and administrative	4,467	7,732	14,067	22,133
Total operating expenses	6,896	10,737	22,032	35,732

Loss from operations	(6,596)	(10,952)	(21,874)	(37,363)

Other income (expense):
Dividend/investment income	102	126	189	637
Interest and finance expense	(1,088)	(549)	(2,275)	(2,439)
Change in fair value of warrant liability	20	4	36	219
Change in fair value of derivative liability	483	-	483	1,314
Foreign exchange gain/(loss)	(30)	46	(89)	(26)
Loss on disposal of fixed assets	(359)	(62)	(416)	(233)
Loss on extinguishment of debt	-	(1,910)	-	(2,534)
Other income/(expense)	(162)	(37)	(20)	11
Total other income/(expense)	(1,034)	(2,381)	(2,092)	(3,052)

Provision for income taxes	-	-	-	-

Net loss	$(7,630)	$(13,333)	$(23,966)	$(40,416)

Less: net loss attributable to non-controlling interests	(294)	(300)	(999)	(1,825)

Net loss attributable to Beyond Air, Inc.	(7,336)	(13,032)	(22,967)	(38,591)

Foreign currency translation adjustment	25	(61)	170	(37)
Comprehensive loss attributable to Beyond Air, Inc.	$(7,311)	$(13,093)	$(22,797)	$(38,628)

Net basic and diluted loss per share of common stock attributable to Beyond Air, Inc.	$(0.85)	$(2.96)	$(3.44)	$(12.77)

Weighted average number of shares, outstanding, basic and diluted	8,616,860	4,403,726	6,668,782	3,020,861

Comparison of Three and Nine Months Ended December 31, 2025 with the Three and Nine Months Ended December 31, 2024

Revenues and Cost of Revenues

Revenue was $2.2 million and $1.1 million for the three months ended December 31, 2025 and December 31, 2024, respectively. Cost of revenue of $1.9 million and gross profit of $0.3 million were recognized for the three months ended December 31, 2025, compared to a cost of revenue of $1.3 million and gross losses of $0.2 million for the three months ended December 31, 2024.

Revenue was $5.8 million and $2.6 million for the nine months ended December 31, 2025 and December 31, 2024, respectively. Cost of revenue of $5.6 million and gross profit of $0.2 million were recognized for the nine months ended December 31, 2025, compared to a cost of revenue of $4.2 million and gross losses of $1.6 million for the nine months ended December 31, 2024.

Revenues continue to expand as we continue to sign new hospital contracts and begin selling into international markets. The increase in gross profit is primarily associated with sales growth, partially offset by one-time costs required to upgrade our existing fleet of devices and provisions for excess inventory.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2025 were $2.4 million as compared to $3.0 million for the three months ended December 31, 2024. The decrease of $0.6 million was primarily attributed to decreases in salaries of $0.4 million ($0.2 million in Beyond Air and $0.3 million in Beyond Cancer, partially offset by increase of $0.1 million in NeuroNos), and a reduction in Gen II device development costs of $1.1 million, partially offset by increased stock-based compensation costs $1.2 million ($1.6 million in Beyond Cancer partially offset by decrease of $0.4 million in Beyond Air).

Research and development expenses for the nine months ended December 31, 2025 were $8.0 million as compared to $13.6 million for the nine months ended December 31, 2024. The decrease of $5.6 million was attributed primarily to decreases in salaries of $2.4 million ($1.0 million in Beyond Air and $1.5 million in Beyond Cancer, offset by increase of $0.1 million in NeuroNos), pre-clinical expenses $0.7 million ($0.3 million in Beyond Cancer and $0.4 million in NeuroNos), professional fees $0.5 million ($0.4 million in Beyond Air and $0.3 million in Beyond Cancer, partially offset by increase of $0.2 million in NeuroNos), and a reduction in Gen II device development costs of $2.3 million, partially offset by increased stock-based compensation costs $0.7 million ($1.4 million in Beyond Cancer partially offset by decrease of $0.7 million in Beyond Air)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2025 were $4.5 million as compared to $7.7 million for the three months ended December 31, 2024. The decrease of $3.3 million was attributed primarily to decreases in salaries $0.6 million ($0.4 million in Beyond Air and $0.2 million in Beyond Cancer), stock-based compensation costs $2.1 million ($1.5 million in Beyond Air and $0.7 million in Beyond Cancer), professional fees $0.2 million, and legal fees $0.2 million, partially offset by an increase of $0.1 million in royalties.

Selling, general and administrative expenses for the nine months ended December 31, 2025 were $14.1 million as compared to $22.1 million for the nine months ended December 31, 2024. The decrease of $8.0 million was attributed primarily to decreases in salaries $2.0 million ($1.5 million in Beyond Air and $0.5 million in Beyond Cancer), stock-based compensation costs $4.9 million ($2.8 million in Beyond Air and $2.2 million in Beyond Cancer, partially offset by increase of $0.1 million in NeuroNos), $0.6 million of legal fees, $0.3 million travel expenses, and $0.2 million of facility expenses, partially offset by an increase of $0.3 million in royalties.

Other Income/Expense

Other expense for the three months ended December 31, 2025 were $1.0 million as compared to other expense of $2.4 million for the three months ended December 31, 2024. The decrease in expense of $1.4 million was attributed primarily to the prior period loss associated with the partial extinguishment of debt of $1.9 million. The derivative liability on the Note was remeasured resulting in a gain of $0.5 million, while there was no fair value measurement of such instrument that occurred during the prior period. The reduction in expenses were partially offset by increase in interest expense of $0.6 million due to the Company’s current debt facilities compared to the debt outstanding in the comparative period. Additionally, the Company recognized $0.3 million more loss on disposal of fixed assets compared to the prior period.

Other expense for the nine months ended December 31, 2025 were $2.1 million as compared to other expense of $3.1 million for the nine months ended December 31, 2024. The decrease in expense of $1.2 million was attributed primarily to the prior period loss associated with the extinguishment of debt of $2.5 million. This was partially offset by the change in fair value of the prior year derivative liability of $1.3 million gain compared to the gain of $0.5 million associated with the remeasurement of the Note derivative liability that occurred during the current period.

Net Loss Attributable to Non-controlling Interests

Net loss attributed to non-controlling interests for the three months ended December 31, 2025, was $0.3 million, compared to $0.3 million for the three months ended December 31, 2024. Net loss attributed to non-controlling interests for the nine months ended December 31, 2025, was $1.0 million, compared to $1.8 million for the nine months ended December 31, 2024. Non-controlling interests represent 20% of the net loss of our Beyond Cancer subsidiary and the applicable ownership structure during each quarterly reporting period of the net loss of our NeuroNos subsidiary.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders of Beyond Air, Inc for the three months ended December 31, 2025, was $7.3 million or a loss of $0.85 per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the three months ended December 31, 2024 was $13.0 million or a loss of $2.96 per share, basic and diluted.

Net loss attributed to common stockholders of Beyond Air, Inc for the nine months ended December 31, 2025, was $23.0 million or a loss of $3.44 per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the nine months ended December 31, 2024 was $38.6 million or a loss of $12.77 per share, basic and diluted.

Liquidity and Capital Resources

Cash Flows

Below is a summary of our cash flows activities for the nine months ended December 31, 2025 and December 31, 2024:

	Nine Months Ended
	December 31,
(in thousands)	2025	2024

Net cash provided by (used in):
Operating activities	$(13,198)	$(31,261)
Investing activities	(3,227)	12,324
Financing activities	24,189	12,146
Effect of exchange rate changes on cash and cash equivalents	170	16
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,934	$(6,776)

Operating Activities

For the nine months ended December 31, 2025 the net cash used in operating activities was $13.2 million which was primarily due to our net loss of $23.9 million, which includes $4.9 million of stock-based compensation, $2.4 million of depreciation and amortization, and $1.3 million of paid in kind interest associated with the Loan Agreement, $0.5 million provision for inventory losses, and $0.4 million loss on disposal of fixed assets, in addition to $0.9 million in prepayments and other assets.

For the nine months ended December 31, 2024, the net cash used in operating activities was $31.2 million which was primarily due to our net loss of $40.4 million, which includes $9.0 million of stock-based compensation, $2.5 million costs related to the extinguishment of the Loan and Security agreement with Avenue Capital Management II, L.P., as administrative agent and collateral agent, Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P. $2.2 million of depreciation and amortization, $1.6 million in prepayments and other assets, $0.9 million in amortization of debt discount, offset by $ 4.5 million of accrued expenses (which included ($4.5) million of the payment of the final tranche with Circassia Limited and its affiliates and ($2.9) million for the Hudson settlement and ($7.6) million attributable to the resolution of Empery Asset Master, Ltd. Et AL, vs AIT Therapeutics Inc.), and $1.6 million change in the fair value of the warrant and derivative liabilities.

Investing Activities

For the nine months ended December 31, 2025, net cash used in investing activities was $3.2 million which was mainly attributable to a net purchase of investments in marketable securities of $2.7 million and invested $0.5 million for the purchase of property and equipment, mainly LungFit PH devices.

For the nine months ended December 31, 2024, net cash provided by investing activities was $12.3 million which was mainly attributable to a net redemption of investments in marketable securities of $16.7 million and invested $4.4 million for the purchase of property and equipment, mainly LungFit PH devices.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2025 was $24.2 million, mainly from the issuance of common stock in connection with the At-The-Market Offering Sales Agreement with BTIG, Inc (the “2025 ATM”) of $8.1 million in addition to $3.0 million from the issuance of common stock in connection with the warrant inducement and issuance of additional warrants. Additionally, the Company received $2.0 million of Additional Loans from a related party, a director of the Company who is also an existing lender under its Loan Agreement. Further, the Company entered into the Note Purchase Agreement with Streeterville, which provided for the issuance of the Note in the principal amount of $12.0 million, partially offset by $1.0 million of fees paid at closing.

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

Future Funding Requirements

We have generated revenue of $10.7 million from the sale of products to date. We had an operating cash flow decrease of $13.2 million for the nine months ended December 31, 2025 and we have experienced an accumulated loss of $309.3 million since inception through December 31, 2025. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $11.7 million and $6.2 million in restricted cash.

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

On November 1, 2024, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for a secured loan with certain lenders, including its Chief Executive Officer Steven Lisi and director Robert Carey, for an aggregate principal amount of $11.5 million. The Loan Agreement was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The Loan Agreement provides for the following terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum, of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; (v) the Company’s obligations will be secured by substantially all of the Company’s assets and (vi) the Company issued the lenders warrants to purchase shares of the Company’s common stock at an exercise price, adjusted for the 2025 Reverse Stock Split, of $7.586 per share.

On June 2, 2025, the Company received $2.0 million of advanced financing from a director that is also an existing lender under its Loan Agreement. On November 3, 2025, the Company amended and restated the original Loan Agreement (as amended, the “Amended Loan Agreement”) to provide for and finalize the terms of the $2.0 million Additional Loans and the issuance of new five-year warrants to purchase up to 512,821 shares of the Company’s common stock (the “Supplemental Warrants”) with an exercise price of $1.95 per share and subject to the same terms and conditions applicable to the existing warrants issued under the original Loan Agreement (the “2024 Debt Warrants”). Concurrently, the parties entered into a waiver agreement pursuant to which the Lender consented to the Company’s issuance of the Note in exchange for reducing the exercise price of the 2024 Debt Warrants from $7.59 per share to $1.95 per share.

On February 10, 2025, we entered into the At-The Market Offering Sales Agreement with BTIG, Inc. (the “2025 ATM”). Under the 2025 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $35.0 million, from time to time and at various prices. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by us under a Form S-3 registration statement, including pursuant to the 2025 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As of December 31, 2025, due to the SEC’s “baby shelf rules,” we are permitted to sell up to $0 million of shares of common stock pursuant to the 2025 ATM. We will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million. If shares of our common stock are sold, there is a 2.5% fee paid to the sales agent.

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

On January 14, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor. Pursuant to the Purchase Agreement, the Company sold to the investor, and the investor purchased from the Company, in a private placement offering, an aggregate of (i) 524,990 shares (the “Shares”) of the Company’s common stock, at a purchase price of $1.272 per Share, (ii) pre-funded warrants to purchase up to 3,405,828 shares of Common Stock (the “Pre-funded Warrants”) at a purchase price of $1.2719 per Pre-funded Warrant and (iii) warrants to purchase up to 3,930,818 shares of Common Stock (the “Common Warrants”, and together with the Pre-funded Warrants the “Warrants”), for aggregate gross proceeds under the Purchase Agreement of $5,000,000. The Pre-funded Warrants have an exercise price of $0.0001 per share, and the Common Warrants have an exercise price of $1.147 per share. The offering closed on January 16, 2026, on satisfaction of customary closing conditions.

With respect to Beyond Cancer, discussions with investors continue in parallel to the advancement to a phase 1b combination study of UNO with anti-PD1 therapy.

The recent $2.7 million funding for NeuroNOS is closed at this time.

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

Our ability to continue to operate beyond the fourth fiscal quarter of 2027 will be largely dependent upon the successful commercial launch of LungFit® PH, obtaining partners in other parts of the world, the timing of the FDA approval for LungFit PH 2 and possibly raising additional funds to finance our activities until we are generating cash flow from operations. Further, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our other product candidates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, there were no changes made to our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2025 Annual Report on Form 10-K except as set forth below.

The proposed transaction involving NeuroNOS Ltd. may not be consummated, which could materially and adversely affect our business, financial condition, and the value of our securities.

We have entered into a binding letter of intent with XTL Biopharmaceuticals Ltd. relating to the proposed acquisition of NeuroNOS Ltd. Completion of the proposed transaction is subject to a number of conditions, including the negotiation and execution of definitive agreements and satisfaction of customary closing conditions and approvals. There can be no assurance that these conditions will be satisfied or that the proposed transaction will be completed on the terms currently contemplated, or at all. If the proposed transaction is delayed or not consummated, we may incur significant costs and expenses, experience diversion of management time and resources, and face uncertainty regarding the future strategic direction of NeuroNOS Ltd. In addition, we may be required to pursue alternative strategic or financing arrangements with respect to NeuroNOS Ltd., which may not be available on favorable terms, if at all.The failure to complete the proposed transaction could adversely affect our business, financial condition, and the market price of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Exhibit No.	Description
4.1	Form of Supplemental Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

4.2	Secured Promissory Note (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

4.3	Form of Pre-funded Warrant (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2026 and incorporated herein by reference)

4.4	Form of Common Warrant (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2026 and incorporated herein by reference)

10.1	Equity Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

10.2	Registration Rights Agreement Equity Purchase Agreement (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

10.3	Amended and Restated Loan Agreement (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

10.4	Waiver (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

10.5	Note Purchase Agreement (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

10.6	XAIR Holdings Guaranty (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

10.7	Foreign Subsidiary Guaranty (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

10.8	Company Security Agreement (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

10.9	Company IP Security Agreement (previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

10.10	BA Israel Security Agreement (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

10.11	BA Israel IP Security Agreement (previously filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

10.12	Pledge Agreement (previously filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2025 and incorporated herein by reference)

10.13	Employment Agreement, by and between the Company and Daniel Moorhead (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2025 and incorporated herein by reference)

10.14	Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2026 and incorporated herein by reference)

10.15	Form of Registration Rights Agreement (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2026 and incorporated herein by reference)

10.16	Form of Placement Agency Agreement (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2026 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEYOND AIR, INC.

/s/ Steven Lisi
Date: February 13, 2026	Steven Lisi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel Moorhead
Date: February 13, 2026	Daniel Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)

