Form 10-K
period 2026-03-31
Beyond Air, Inc.
filed 2026-06-26
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2026

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

As of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $15.5 million based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market.

There were 14,410,621 shares of common stock of the registrant, par value $0.0001 per share, outstanding as of June 23, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Beyond Air, Inc.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended March 31, 2026

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

In November 2024, the Company received European CE mark approval of the LungFit PH® system for the following:

●	The treatment of infants >34 weeks gestation with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension, in order to improve oxygenation and to reduce the need for extracorporeal membrane oxygenation; and
●	The treatment of peri- and post-operative pulmonary hypertension in adults and newborn infants, infants and toddlers, children and adolescents, ages 0-17 years in conjunction to heart surgery, in order to selectively decrease pulmonary arterial pressure and improve right ventricular function and oxygenation

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

With Beyond Air’s focus on NO and its effect on the human condition, there are two additional programs that do not utilize our LungFit® system. Through our majority-owned affiliate Beyond Cancer, Ltd. (“Beyond Cancer”), NO is used to target solid tumors. The LungFit® platform is not utilized for the solid tumor indication due to the need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that is designed to safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program recently completed a phase 1 human clinical trial.

On November 4, 2021, Beyond Air reorganized its oncology business into a new private company called Beyond Cancer. Beyond Air’s preclinical oncology team and the exclusive right to the intellectual property portfolio utilizing UNO for the treatment of solid tumors now reside with Beyond Cancer. Beyond Air has 80% ownership in Beyond Cancer.

The second program, which does not utilize the LungFit® platform, partially inhibits neuronal nitric oxide synthase (“nNOS”) in the brain to treat neurological and neuro-oncology conditions. The first target indication is autism spectrum disorder (“ASD”). On June 15, 2023, the Company announced that it has entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (the “University”) to acquire the commercial rights for nNOS inhibitors being developed for the treatment of ASD and other neurological conditions. Currently, there are no FDA-approved therapies specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air shall pay to the University compensation for pre-clinical work over the three-year period from the date of the agreement. Also, the Company will pay to the University a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones.

On March 24, 2025, Beyond Air reorganized its neurology business into a new private company called NeuroNOS Limited (“NeuroNOS”). Beyond Air’s infrastructure, for example regulatory, quality, legal, etc, is currently supporting the NeuroNOS team. Beyond Air has 84.75% ownership in NeuroNOS.

Our approved commercial product and development pipeline of product candidates is shown in the tables below:

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

In November 2024, the company received European CE mark approval of the LungFit PH® system for the following:

●	The treatment of infants >34 weeks gestation with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension, in order to improve oxygenation and to reduce the need for extracorporeal membrane oxygenation; and
●	The treatment of peri- and post-operative pulmonary hypertension in adults and newborn infants, infants and toddlers, children and adolescents, ages 0-17 years in conjunction to heart surgery, in order to selectively decrease pulmonary arterial pressure and improve right ventricular function and oxygenation

LungFit® PH is the inaugural device from the LungFit® platform of NO generators that use patented ionizer technology and is the first FDA-approved and CE Marked product for Beyond Air.

We initiated the first phase of our commercial launch in July 2022 (the limited launch phase to introduce Lungfit® PH and Beyond Air to hospitals), and entered into phase 2 (target initial market share gains in certain geographies) with an expanded commercial presence during the spring of 2023 in the U.S. Since receiving CE Mark in late November 2024, we have received regulatory approvals in more than 27 other countries outside of the United States and EU. Additionally, we have signed distribution agreements covering over 40 countries outside of the United States. We anticipate significant contribution to revenues in fiscal 2027 and beyond from these and future partnerships.

A PMA supplement to the US FDA for the expansion of the label to include certain cardiac surgeries was withdrawn in favor of our submission of our second generation LungFit® PH II. The LungFit® PH II PMA supplement was submitted to the FDA in June 2025. LungFit® PH II is smaller, lighter, and fully transport-ready. The ability of the device to be used in air and ground transportation significantly increases our addressable market compared to our first generation product. We believe the estimated total addressable market for inhaled NO in the U.S. is approximately $350 million and worldwide to be approximately $700 million or greater. We believe the approval and subsequent launch of the LungFit® PH II will equip our commercial organization to become the market leader in the U.S. in the near-term.

LungFit® PRO for the treatment of viral lung infections in hospitalized patients

Viral Community-Acquired Pneumonia (including COVID-19)

Viral pneumonia in adults is most commonly caused by rhinovirus, respiratory syncytial virus (“RSV”) and influenza virus. However, newly emerging viruses (including SARS-CoV-1, SARS-CoV-2, avian influenza A, and H1N1 viruses) have been identified as pathogens contributing to the overall burden of adult viral pneumonia. COVID-19 is an infectious disease caused by SARS-CoV-2, that resulted in a global pandemic, causing millions of hospitalizations and over 7.1 million deaths worldwide reported as of March 2026, according to the World Health Organization. Excluding the pandemic, there are approximately 350,000 annual viral pneumonia hospitalizations in the U.S., and up to 16 million annual viral pneumonia hospitalizations globally. For the broader annual viral pneumonia hospitalizations, we believe U.S. market potential to be greater than $1.5 billion and worldwide market potential to be greater than $3 billion.

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

Following completion of the clinical trial and the 180-day follow-up period, incremental data were provided in a poster presentation at IDWeek 2022. In addition to the positive clinical results provided at ECCMID 2022, the poster showed a larger decline in c-reactive protein (“CRP”) from baseline for patients treated with NO + SST compared to the control group. Analysis of the data provides compelling evidence that high concentration NO delivery with the LungFit® PRO generator and delivery system can be a powerful tool against any type of pneumonia, especially COVID-19. The Company commenced a clinical trial in the second half of calendar 2023 in the United States and made the decision to terminate this study.

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

In December 2020 we began a 12-week, multi-center, open-label clinical trial in Australia intended to enroll approximately 20 adult patients with chronic refractory NTM lung disease. We received a grant of up to $2.17 million from the Cystic Fibrosis Foundation (“CFF”) to fund this clinical trial and advance the clinical development of inhaled NO to treat NTM pulmonary disease. The trial enrolled both cystic fibrosis (“CF”) and non-CF patients infected with MAC, M. abscessus or any strain of NTM. The clinical trial consisted of a run-in period followed by two treatment phases. The run-in period provided a baseline for the efficacy endpoints. The first treatment phase took place over a two-week period and began in the hospital setting where patients were titrated from 150 ppm NO up to 250 ppm NO over several days. During this phase patients received NO for 40 minutes, four times per day while Methemoglobin (“MetHb”) levels were monitored. Patients were also trained to use LungFit® GO and subsequently discharged to complete the remaining portion of the two-week treatment period at their home at the highest tolerated NO concentration. For the second treatment phase, a 10-week maintenance phase, the administration was twice daily at 250 ppm NO. The clinical trial evaluated safety, quality of life, physical function, and bacterial load among other parameters.

At the American Thoracic Society International Conference 2022 (ATS 2022), we presented positive interim data from the aforementioned clinical trial. At the time of data cutoff on April 4, 2022, a total of 15 patients were enrolled in the pilot clinical trial. The mean age of patients was 62.1 years (range: 22 – 82 years) with the majority female (80%), a distribution consistent with real-world NTM disease. All 15 patients were successfully titrated to 250 ppm NO in the hospital setting, and no patients required dose reductions during the subsequent at-home portion of the clinical trial. Patients were followed up for 12 weeks after the 12-week treatment period was completed.

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

In the fourth calendar quarter of 2021, Beyond Cancer, our majority-owned subsidiary, raised $30.0 million in a private placement of common shares. The investors purchased a 20% equity ownership in Beyond Cancer, while Beyond Air maintained 80% equity ownership. The funding is being used to accelerate ongoing preclinical work, including the completion of IND-enabling studies, completion of a Phase 1 human clinical trial, expansion of preclinical programs for combination studies, hiring of additional Beyond Cancer team members, and optimization of the delivery system, as well as for general corporate purposes.

Beyond Cancer will benefit from Beyond Air’s NO expertise, IP portfolio, and regulatory progress, and will pay Beyond Air a single-digit royalty on all future revenues.

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

The phase 1a study, between August 2022 and November 2024, enrolled a total of 10 patients treated with either 25,000 ppm or 50,000 ppm NO for a single intra-tumoral administration over 5 minutes. All subjects had significant advanced stage metastatic disease. The mean number of treatments prior to entering the study was 10.3 (min 4, max 18), with 5.5 being medication treatments (min 2, max 14). Tumors were a mix of squamous cell carcinoma, melanoma, breast and triple negative breast. At the time of treatment, life expectancy for all patients was less than 12 months, with some as low as 3 months. The majority of patients are still alive as of February 2, 2026.

A Phase 1b trial protocol was approved by the Israeli Ministry of Health (IMOH) in December 2024. The initiation of the study is pending future funding.

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

In April 2025, the FDA granted Orphan Drug Designation (“ODD”) to NeuroNos’ investigational therapy, BA-102, for the treatment of Phelan-McDermid Syndrome (“PMS”), a syndrome associated with ASD. PMS is a rare genetic disorder most commonly caused by deletions or mutations affecting the SHANK3 gene leading to a range of symptoms, including global developmental delay, intellectual disability, severe speech impairments, and in many cases features of ASD.

In September 2025, the FDA granted ODD to NeuroNos’ investigational therapy, BA-101, for the treatment of Glioblastoma (“GBM”). GBM is an aggressive primary brain tumor with limited treatment options and poor prognosis under current standard-of-care approaches.

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

Under the terms of the License, the Company agreed to pay NitricGen an aggregate of $2 million in up-front, clinical, and regulatory milestone payments, with the majority pertaining to regulatory milestones, as well as royalties on net sales of the delivery system containing the eNOGenerator at a percentage in the low-single digits. As partial consideration for the License, we issued to NitricGen warrants to purchase 100,000 shares of our common stock at an exercise price of $6.90 per share. To date, $1.7 million has been paid for milestones that were earned. As of March 31, 2026 the remaining future milestone payments totaled $0.3 million.

Strategies

Our objective is to build a leading medical device and biopharmaceutical company that develops and commercializes patented and proprietary products for the treatment of respiratory infections and diseases, with an initial focus on the treatment of PPHN, NTM and severe infections in COPD patients, among others. We are exploring and testing the effects of NO on solid tumors through our subsidiary, Beyond Cancer. Additionally, we are exploring the development of nNOS inhibitors for the treatment of ASD and other neurological conditions through our subsidiary, NeuroNos. If our clinical trials for our product candidates are successful, we expect to seek certification or marketing approval from the FDA and other worldwide authorities and notified regulatory bodies.

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

The Company presented positive results at the 2022 CHEST annual meeting, further supporting development of intermittent high dose NO for the treatment of NTM. The study demonstrated that high dose NO treatment was safe and well-tolerated in both the home and hospital settings. During the 10-week at-home treatment period of the study, a total of 2,492 inhalations were self-administered with overall high treatment compliance (>90%). There were no SAEs related to treatment discontinuations reported over the 12-week treatment or 12-week follow up periods. Key efficacy endpoints showed strong results with improvement seen in the majority of quality-of-life domains. Respiratory function and physical function were maintained during treatment and follow-up. Trends in the reduction of microbial load were observed and one subject achieved culture conversion with three consecutive negative sputum samples. We anticipate having discussions with the FDA in calendar year 2026 with respect to commencing a pivotal clinical trial.

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

Manufacturing and Distribution

We have contracted with third-party contract manufacturers, Spartronics LLC (“Spartronics”), Plexus Corp. (“Plexus”), and Medisize Ireland Limited (“Medisize”) who have completed a substantial portion of the commercial manufacturing process for our LungFit® PH system. Spartronics is the contract manufacturer and maintenance provider of our first generation LungFit® PH device, Plexus is the contract manufacturer of our second generation LungFit® PH device and will be the contract manufacturer of all devices beginning in April 2027.

In addition, we will be reliant on our partners for commercial manufacture of our systems for both clinical studies and commercial supply. In the year ended March 31, 2026, we purchased approximately 74% of our materials from Spartronics.

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

We exercised the Option in January 2017, acquiring Pulmonox’s rights in the patents described above. Upon exercise of the Option, we became obligated to make certain one-time development and sales milestone payments to Pulmonox, commencing with the date on which we receive regulatory approval for the commercial sale of the first product candidate qualifying under the agreement. These milestone payments are almost entirely sales-related and are capped at a total of $87 million across three separate and distinct indications that fall under the agreement with the majority of them, approximately $83 million, being sales-related based on cumulative sales milestones for each of the three products. To date, no payments have been made.

Patent Applications. We have over 40 pending patent applications worldwide, including U.S., foreign and Patent Corporation Treaty (“PCT”) patent applications.

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

On May 25, 2021, the Company and Circassia entered into a settlement agreement (the “Settlement Agreement”) resolving all claims by and between both parties and mutually terminating the Circassia Agreement. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments, all of which has been paid. Additionally, starting in 2025, Circassia began receiving a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6.0 million. As of March 31, 2026, approximately $0.4 million of royalties have been paid.

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

Recent Updates

On April 7, 2026, we received a written notification (the “Notice”) from the Nasdaq Listing Qualifications Department (the “Listing Qualifications Department”) notifying us that for the 30 consecutive business day period between February 23, 2026 through April 6, 2026, our common stock had not maintained a minimum closing bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). While companies are typically afforded a 180-calendar day compliance period to comply with the Bid Price Rule, the Notice stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), we were not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that we had effected a reverse stock split over the prior one-year period. We had effected a 1-for-20 reverse stock split on July 14, 2025.

The Notice stated that the Company’s securities will be subject to delisting from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”) by April 14, 2026. Accordingly, on April 13, 2026, we timely requested a hearing before the Panel to appeal the Staff’s determination. As a result of the timely hearing request, any suspension or delisting action with respect to our common stock was stayed pending the issuance of a written decision by the Panel following the hearing process. The hearing was scheduled for May 14, 2026. On May 28, 2026 we received a decision letter from the Panel granting our request for continued listing on Nasdaq, subject to certain conditions. The Panel’s decision was issued following a hearing held on May 14, 2026, at which the Company presented its compliance plan to address its non-compliance with the Bid Price Rule.

Pursuant to the Panel’s decision, we must demonstrate compliance with the Bid Price Rule on or before July 31, 2026. In addition, pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we will be subject to a Discretionary Panel Monitor for a period of one year from the date the Company regains compliance with the Bid Price Rule. If the Panel or Listing Qualifications Department determines that the Company fails any listing standard during the one-year monitoring period, then the Company will not be permitted to provide a plan of compliance with respect to any deficiency that arises during the one-year monitoring period. Rather, the Listing Qualifications Department will promptly issue a written determination to delist our securities (the “Staff Delisting Determination”). If the Company does not request review of the Staff Delisting Determination then the Company’s common stock will be suspended as described in the Staff Delisting Determination.

The Company intends to actively monitor the bid price of its Common Stock and remain in compliance with the Nasdaq listing standards.

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

Human Capital

As of March 31, 2026, we had 54 employees globally, all of whom were full-time employees. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

The Company has incurred recurring net losses, including a net loss of $34.3 million for the year ended March 31, 2026, compared to $48.5 million for the year ended March 31, 2025 and the Company’s operations have not provided net positive cash flows in the year ended March 31, 2026. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate positive cash flows from operations and to secure additional sources of equity and/or debt financing. Despite the Company’s intent to fund operations through equity and debt financing arrangements, there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

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

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These are not the only risks we face. These risks include, among others, that:

●	we are a medical device and biopharmaceutical company with only one FDA/CE-approved product and a limited operating history on which to assess our business, have incurred significant losses since our inception and incurred a net cash used in operating activities for the year ended March 31, 2026 of approximately $18.1 million. As of March 31, 2026, we have an accumulated deficit of approximately $319.6 million and we anticipate losses declining in fiscal 2027 and 2028.

●	we are unable to predict the extent of future losses or when we will become profitable based on the sale of any product, if at all. Even if we succeed in scaling the commercialization of our approved product and succeed in developing and commercializing our product candidates, we may never generate revenue to sustain profitability;

●	we have only one FDA/CE-approved product, and we expect that we will need to raise additional funding before we can expect to become profitable from sales of our products;

●	we are heavily dependent upon the success of our approved product and product candidates (which are in various stages of clinical development), and we cannot provide any assurance that the FDA or comparable foreign regulatory authorities will allow us to conduct further clinical trials;

●	we are in the process of further developing our proprietary NO delivery system, and unexpected delays will adversely impact the timing of our U.S.-based clinical trials and approvals;

●	we might be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever;

●	our competitors may develop or commercialize products faster or more successfully than us;

●	because some of the target patient populations of our approved product or product candidates are small, we must be able to successfully identify patients and achieve a significant market share to maintain profitability and growth;

●	we rely on third parties to help conduct our preclinical studies, clinical trials and commercial scale manufacturing;

●	if we are unable to obtain and maintain effective intellectual property rights for our technologies, approved product or current or future product candidates, we may not be able to compete effectively in our markets; and

●	our future success depends in part upon our ability to retain our executive and scientific teams, and to attract, retain and motivate other qualified personnel.

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

On November 1, 2024 we entered into a loan and security agreement, and subsequently on November 3, 2025, we entered into an amended and restated loan agreement (as amended, the “Amended Loan Agreement”) for a secured loan with certain lenders including our former chief executive officer and chairman Steven Lisi and Robert Carey, our present Chairman. The Amended Loan Agreement provides for a $13,500,000 loan. The loan bears interest at a rate per annum (subject to increase during an event of default) equal to 15% of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash. If not earlier repaid in full, the outstanding principal amount of the loan, together with any accrued and unpaid interest, shall be due and payable on October 4, 2034. The Company’s obligations under the Loan Agreement are secured by substantially all of the Company’s assets.

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

Our products may rely on embedded software, digital interfaces, electronic components and interoperability with hospital or clinical infrastructure, including ventilators, monitoring systems and gas-delivery systems. Certain deployments of our systems may operate in limited-connectivity, isolated or “air-gapped” clinical environments. Despite such architecture, these systems may remain vulnerable to cybersecurity incidents through removable media, servicing activities, third-party maintenance tools, software updates, configuration errors, unauthorized physical access or supply-chain compromise. Any cybersecurity incident affecting our products, infrastructure, suppliers, distributors, hospital customers or service providers could result in device malfunction, interruption of therapy delivery, data integrity issues, recalls, remediation costs, litigation, reputational harm, regulatory scrutiny or patient safety events.

Remediation of cybersecurity vulnerabilities affecting our products may require extensive validation, customer coordination, regulatory review or on-site servicing activities, which could delay implementation of corrective measures and increase operational costs.

Changes in regulatory expectations relating to software-enabled medical devices, cybersecurity, or interoperability may increase our compliance costs, require design modifications, delay approvals or require additional post-market controls.

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

We are subject to various laws and regulations globally regarding privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer and security of personal data. The restrictions under applicable privacy, data protection and data security laws and regulations that may affect our ability to operate include but are not limited to:

●	HIPAA governs the use, disclosure, and security of protected health information by HIPAA “covered entities” and their “business associates.” Covered entities are health plans, health care clearinghouses and health care providers that engage in specific types of electronic transactions. A business associate is any person or entity (other than members of a covered entity’s workforce) that performs a service for or on behalf of a covered entity involving the use or disclosure of protected health information. Most healthcare providers who prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA, as are we in certain circumstances. The U.S. Department of Health and Human Services (through the Office for Civil Rights) has direct enforcement authority against covered entities and business associates with regard to compliance with HIPAA regulations. We also could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting and/or conspiring to commit a violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us;
●	numerous U.S. federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and protection of personal information. These laws may impose a number of compliance obligations on us, including requiring that we obtain consent before we collect, use, or disclose personal information, implement certain security protections to safeguard personal information, and notify individuals or regulators in the event of a breach;
●	other countries also have, or are developing, laws governing the collection, use, disclosure and protection of personal information. The GDPR, for example, imposes restrictions on the processing (e.g., collection, use, disclosure) of personal data in the EEA and also imposes strict restrictions on the transfer of personal data out of the EU to the U.S. Our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union (the CJEU) declared the EU-U.S. Privacy Shield framework between the EU and U.S. to be invalid and raised concerns about other data transfer mechanisms in a case known colloquially as “Schrems II”, which could adversely impact our ability to transfer personal data from the EU to the U.S or otherwise may cause us to incur significant costs to do so legally. At present, there are few viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses (“SCCs”). If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EEA or Switzerland. Furthermore, following the Brexit and the UK’s exit from the EU, the UK became a third country to the EU in terms of personal data transfers. The European Commission has adopted an Adequacy Decision concerning the level of personal data protection in the UK under which personal data may now flow freely from the EU to the UK. However, personal data transfers from the EU to the UK may nevertheless be at a greater risk than before because the Adequacy Decision could in theory someday be suspended. On July 10, 2023, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), concluding that participating U.S. organizations certified under the framework provide an adequate level of protection for personal data transferred from the European Economic Area (“EEA”) to the United States. The United Kingdom has also adopted the UK Extension to the EU-U.S. DPF, and Switzerland has recognized the Swiss-U.S. Data Privacy Framework as a valid transfer mechanism for personal data transferred from Switzerland to participating U.S. organizations. Accordingly, personal data transfers from the EEA, the United Kingdom and Switzerland to the United States may, in certain circumstances, be based on participation in the applicable Data Privacy Framework program. In addition, Standard Contractual Clauses (“SCCs”) and other lawful transfer mechanisms remain available for cross-border transfers of personal data. However, the legal landscape governing international data transfers remains subject to ongoing regulatory developments, judicial scrutiny and potential legal challenges. Future decisions by European courts, regulators or lawmakers could invalidate, restrict or impose additional requirements on the EU-U.S. DPF, SCCs or other transfer mechanisms. Any such developments could require us to implement additional safeguards, modify our business practices, incur significant compliance costs, suspend certain data transfers or otherwise adversely affect our ability to process personal data across jurisdictions. If we are unable to transfer personal data lawfully between jurisdictions in which we operate, our business, financial condition, results of operations and prospects could be materially adversely affected; and
●	the legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. For example, the CCPA, as amended by the California Privacy Rights Act (CPRA), contains disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information. Other states, including Virginia, Colorado, Utah, Connecticut, Indiana, Iowa, Tennessee, Utah, and others have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. The federal government has also considered similar privacy laws that could impose new obligations or limitations in areas affecting our business.

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

Our approved product and product candidates are classified as medical devices and are subject to extensive regulation in the United States by the FDA and other federal, state and local authorities and by comparable foreign regulatory authorities. The FDA can delay, limit or deny 510(k) clearance, authorization of a de novo application, or PMA approval of a device for many reasons, including:

●	we may not be able to demonstrate to the FDA’s satisfaction that our systems are safe and effective for its intended use;

●	the data from our preclinical studies and clinical trials may be insufficient to support clearance or approval, where required;

●	the manufacturing process or facilities we use or contract to use may not meet applicable requirements; and

●	disruptions at the FDA caused by funding shortages or global health concerns.

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

In the year ended March 31, 2026, the Company purchased approximately 74% and 18% of its materials from two third-party vendors. In the year ended March 31, 2025, the Company purchased approximately 85% of its materials from a third-party vendor.

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

As of March 31, 2026, we had a total of 54 full-time employees between us and our subsidiaries and a number of dedicated consultants, all of whom work for us on a part-time basis. In addition, any of our employees and consultants may leave the Company at any time, subject to certain notice periods. The loss of the services of any of our executive officers or any key employees or consultants would adversely affect our ability to execute our business plan and harm our operating results.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing conflicts in the Middle East, including conflicts involving Iran and Israel. On February 28, 2026, a significant military conflict commenced involving the United States, the State of Israel, and Iran, significantly escalating regional hostilities. This situation has led to the declaration of a nationwide state of emergency in Israel, the closure of regional airspace, and retaliatory missile strikes impacting multiple nations in the Middle East.

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

Although the length and impact of the ongoing military conflict is highly unpredictable, the impact of these military conflicts could lead to market disruptions, including significant volatility in prices, credit and capital markets, as well as supply chain interruptions. Disruption of global financial markets and a recession or market correction, including the significant tariffs imposed by the United States on imports from other countries and other global macroeconomic factors such as inflation and rising interest rates, could reduce our ability to access capital, which could in the future negatively affect our liquidity and could materially affect our business. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from such conflicts or any other geopolitical tensions. U.S. and global markets have experienced and will likely continue to experience volatility and disruption following the escalation of geopolitical tensions and the start of the conflicts in the Middle East.

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

On April 7, 2026, we received a letter from Nasdaq notifying us that we were no longer in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq under the Bid Price Rule. While companies are typically afforded a 180-calendar day compliance period to comply with the Bid Price Rule, the Notice stated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), we were not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A) due to the fact that we had effected a reverse stock split over the prior one-year period. We had effected a 1-for-20 reverse stock split on July 14, 2025. Following a delisting appeal and hearing, Nasdaq hearing Panel granted our request for continued listing on Nasdaq, subject to certain conditions. pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we will be subject to a Discretionary Panel Monitor for a period of one year from the date the Company regains compliance with the Bid Price Rule. If we fail to regain compliance with the Bid Price Rule by July 31, 2026, or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq would promptly issue a written determination to delist our securities.

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

ITEM 2. PROPERTIES

As of June 18, 2026, the Company leased facilities for corporate and R&D purposes at locations throughout the United States and in various locations outside of the United States. Our executive office is located at 900 Stewart Avenue, Suite 310, Garden City, NY 11530, and is under a lease that expires in June 2031. We have an office in Dublin, Ireland under a lease that expires in September 2026. The Company has a research and development facility in Madison, Wisconsin under a lease that expires in May 2029. The Company believes the existing facilities which are used by all reportable segments of the Company and are in good operating condition and are suitable for the conduct of its business.

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

On June 23, 2026, the closing price for our common stock as reported on The Nasdaq Capital Market was $0.468 per share.

Stockholders

As of June 23, 2026, there were approximately 98 holders of record for shares of our common stock. This does not reflect beneficial stockholders who held their common stock in “street” or nominee name through brokerage firms.

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

Unregistered Sales of Equity Securities

(a) Sales of Unregistered Securities

During the year ended March 31, 2026, the Company issued only unregistered equity securities previously reported in the Current Reports on Form 8-K and in the Quarterly Reports on Form 10-Q filed by the Company with the SEC.

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

In November 2024, the Company received European CE mark approval of the LungFit PH® system for the following:

●	The treatment of infants >34 weeks gestation with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension, in order to improve oxygenation and to reduce the need for extracorporeal membrane oxygenation; and
●	The treatment of peri- and post-operative pulmonary hypertension in adults and newborn infants, infants and toddlers, children and adolescents, ages 0-17 years in conjunction to heart surgery, in order to selectively decrease pulmonary arterial pressure and improve right ventricular function and oxygenation

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

Results of Operations and Other Comprehensive Loss

(in thousands, except number of shares and loss per share)	Year Ended March 31, 2026	Year Ended March 31, 2025

Revenues	$7,679	$3,705

Cost of revenues	7,427	5,368

Gross profit (loss)	252	(1,663)

Research and development	10,241	16,857
Selling, general and administrative	19,055	26,017
Total operating expenses	29,296	42,874

Loss from operations	(29,044)	(44,537)

Other income (expense):
Dividend/investment income	303	705
Interest and finance expense	(3,515)	(3,019)
Change in fair value of warrant liability	35	237
Change in fair value of derivative liability	(1,395)	1,314
Loss on extinguishment of debt	(165)	(2,447)
Loss on disposal/impairment of fixed assets	(431)	(738)
Foreign exchange gain/(loss)	(108)	(3)
Other income/(expense)	(14)	9
Total other income/(expense)	(5,290)	(3,942)

Provision for income taxes	-	-

Net loss	$(34,334)	$(48,479)

Less: net loss attributable to non-controlling interests	(1,085)	(1,854)

Net loss attributable to Beyond Air, Inc.	$(33,249)	$(46,625)

Foreign currency translation adjustment	194	(45)
Comprehensive loss attributable to Beyond Air, Inc	$(33,055)	$(46,670)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(4.01)	$(13.77)

Weighted average number of shares of common stock outstanding – basic and diluted	8,300,916	3,385,327

Comparison of the year ended March 31, 2026 to the year ended March 31, 2025

Revenue and Cost of Revenue

Revenue was $7.7 million and $3.7 for the years ended March 31, 2026 and March 31, 2025 respectively. Cost of revenue of $7.4 million and gross profit of $0.3 million were recognized for the year ended March 31, 2026 compared to a cost of revenue of $5.4 million and gross losses of $1.7 million for the year ended March 31, 2025.

Revenues continue to expand as we continue to sign new hospital contracts and begin selling into international markets. The increase in gross profit is primarily associated with sales growth, partially offset by one-time costs required to upgrade our existing fleet of devices and provisions for excess inventory.

Research and Development Expenses

Research and development expenses for the year ended March 31, 2026 were $10.2 million as compared to $16.9 million for the year ended March 31, 2025. The decrease of $6.7 million was primarily attributed primarily to a decrease in salaries of $2.8 million ($1.5 million in Beyond Air and $1.5 million in Beyond Cancer, partially offset by increase of $0.2 million in NeuroNos), pre-clinical expenses of $0.8 million ($0.3 million in Beyond Cancer and $0.5 million in NeuroNos), professional fees of $0.4 million ($0.4 million in Beyond Air and $0.3 million in Beyond Cancer, partially offset by increase of $0.3 million in NeuroNos), and a reduction in Gen II device development costs of $2.3 million, partially offset by increased stock-based compensation costs of $0.7 million ($1.4 million in Beyond Cancer, partially offset by a decrease of $0.7 million in Beyond Air).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended March 31, 2026 were $19.1 million as compared to $26.0 million for the year ended March 31, 2025. The decrease of $6.9 million was attributed primarily to a decrease in salaries of $1.0 million ($0.6 million in Beyond Air and $0.5 million in Beyond Cancer, partially offset by increase of $0.1 million in NeuroNos), stock-based compensation costs of $4.5 million ($3.4 million in Beyond Air and $1.1 million in Beyond Cancer, partially offset by increase of $0.1 million in NeuroNos), legal fees of $0.7 million, travel expenses of $0.3 million, and facility expenses of $0.2 million, partially offset by an increase of $0.4 million in royalties.

Other Income and Expense

Other expense for the year ended March 31, 2026 were $5.3 million as compared to other expense of $3.9 million for the year ended March 31, 2025. The increase in expense of $1.4 million was attributed primarily to the change in fair value of the prior year derivative liability of $1.3 million gain compared to the loss of $1.4 million associated with the remeasurement of the Note derivative liability that occurred during the current period. This was partially offset by the prior period loss associated with extinguishment of debt of $2.5 million as compared to current period loss associated with extinguishment of debt of $0.2 million.

Net Loss Attributable to Non-controlling Interest

Net loss attributed to non-controlling interests for the year ended March 31, 2026 was $1.1 million, compared to $1.9 million for the year ended March 31, 2025. Non-controlling interests represent 20% of the net loss of our Beyond Cancer subsidiary and the applicable ownership structure during each reporting period of the net loss of our NeuroNos subsidiary.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders of Beyond Air, Inc. for the year ended March 31, 2026 was $33.2 million or a loss of $4.01 per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc. for the year ended March 31, 2025 was $46.6 million or a loss of $13.77 per share, basic and diluted.

Liquidity and Capital Resources

We have generated revenue of $12.5 million from the sale of products to date. We had an operating cash flow decrease of $18.1 million for the year ended March 31, 2026 and we have experienced an accumulated loss of $319.6 million since inception through March 31, 2026. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $11.6 million and $5.6 million in restricted cash.

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

On November 1, 2024, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) and subsequently on November 3, 2025 the Company amended and restated the Loan Agreement (as amended, the “Amended Loan Agreement”) for a secured loan with certain lenders, including its former chief executive officer, Steven Lisi, and director Robert Carey, for an aggregate principal amount of $13.5 million. The Loan Agreement was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The Amended Loan Agreement provides for the following terms: (i) principal amount of $13,500,000; (ii) ten-year term; (iii) interest of 15% per annum, of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; (v) the Company’s obligations will be secured by substantially all of the Company’s assets and (vi) the Company issued the lenders warrants to purchase shares of the Company’s common stock. Concurrent with entering into the Amended Loan Agreement, the parties entered into a waiver agreement pursuant to which the Lender consented to the Company’s issuance of the Note in exchange for reducing the exercise price of the warrants from $7.586 per share to $1.95 per share.

On February 10, 2025, we entered into the At-The Market Offering Sales Agreement with BTIG, Inc. (the “2025 ATM”). Under the 2025 ATM, we may sell shares of our common stock having aggregate sales proceeds of up to $35.0 million, from time to time and at various prices. Pursuant to the “baby shelf rules” promulgated by the SEC, if our public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by us under a Form S-3 registration statement, including pursuant to the 2025 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of our public float. As of March 31, 2026, due to the SEC’s “baby shelf rules,” we are permitted to sell up to $0 million of shares of common stock pursuant to the 2025 ATM. We will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as our public float exceeds $75.0 million. If shares of our common stock are sold, there is a 2.5% fee paid to the sales agent.

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

With respect to Beyond Cancer, discussions with investors continue in parallel to the advancement to a phase 1b combination study of UNO with anti-PD1 therapy and other strategic alternatives.

NeuroNOS continues to evaluate and pursue a variety of strategic financing opportunities to support its operations, advance its development programs and execute its long-term business objectives. NeuroNOS is actively engaged in discussions with potential investors and other financing sources and may seek to raise additional capital through equity investments, strategic partnerships, licensing arrangements, debt financings or other transactions. While no assurance can be given that any such financing or transaction will be completed on acceptable terms, or at all, NeuroNOS remains focused on securing the resources necessary to further its strategic initiatives and support future growth.

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

On May 25, 2021, the Company and Circassia entered into a settlement agreement (“the Settlement Agreement”) resolving all claims by and between the parties and mutually terminating the agreement with Circassia. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Circassia $10.5 million in three installments, all of which has been paid. Additionally, starting in 2025, Circasia began receiving a quarterly royalty payment equal to 5% of LungFit® PH net sales in the U.S. This royalty will terminate once the aggregate payment reaches $6.0 million. As of March 31, 2026, approximately $0.4 million of royalties have been paid.

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

Our future capital requirements will depend on many factors, including:

●	the progress and costs of our preclinical studies, clinical trials and other research and development activities;
●	the costs of commercializing the LungFit® system;
●	the scope, prioritization and number of our clinical trials and other research and development programs;
●	the costs and timing of obtaining certification or regulatory approval for our product candidates;
●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
●	the costs of, and timing for, strengthening our manufacturing agreements for production of sufficient clinical quantities of our product candidates;
●	the potential costs of contracting with third parties to provide marketing and distribution services for us or for building such capacities internally;
●	the costs of acquiring or undertaking the development and commercialization efforts for additional, future therapeutic applications of our product candidates;
●	the magnitude of our general and administrative expenses; and
●	any cost that we may incur under current and future in-and-out-licensing arrangements relating to our product candidates.

Comparison between Fiscal Years Ended March 31, 2026 and March 31, 2025

Cash Flows

Below is a summary of the statements of cash flow activities for the years ended March 31, 2026 and March 31, 2025.

(in thousands)	For The Year Ended March 31, 2026	For The Year Ended March 31, 2025

Net cash provided by (used in):
Operating activities	$(18,144)	$(38,218)
Investing activities	$(3,674)	$14,905
Financing activities	$29,090	$16,646
Effect of exchange rate changes on cash and cash equivalents	$194	$(45)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,466	$(6,712)

Operating Activities

For the year ended March 31, 2026, the net cash used in operating activities was $18.1 million, which was primarily due to our net loss of $34.3 million which includes $5.3 million of stock-based compensation, $3.0 million of depreciation and amortization, $1.8 million of paid-in-kind interest associated with the Loan Agreement, $1.4 million loss on the change in fair value of derivative liability, $0.7 million provision for inventory losses, and $0.4 million loss on disposal of fixed assets.

For the year ended March 31, 2025, the net cash used in operating activities was $38.2 million, which was primarily due to our net loss of $48.5 million which includes $9.1 million of stock-based compensation, $3.0 million of depreciation and amortization, a non-cash loss of $2.4 million on the extinguishment of debt, an impairment of fixed assets charge $0.5 million, a $0.4 million increase in accounts receivable, a $0.4 million increase in inventory, partially offset by a $1.0 million decrease in prepaid accounts, a decrease in accrued liabilities $6.4 million (which included $4.5 million in payment of the final tranche of a May 2021 settlement with Circassia).

Investing Activities

For the year ended March 31, 2026, net cash used in investing activities was $3.7 million which was attributable to a net purchase of investments in marketable securities of $2.7 million and investment of $1.0 million for the purchase of property and equipment, mainly LungFit® PH devices.

For the year ended March 31, 2025, cash provided by investing activities was $14.9 million which was attributable to a net redemption of investments in marketable securities of $20.8 million and investment of $5.9 million for the purchase of property and equipment, mainly LungFit® PH devices.

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2026 was $29.1 million, mainly from the issuance of common stock in connection with the At-The-Market Offering Sales Agreement with BTIG, Inc (the “2025 ATM”) of $8.1 million in addition to $3.0 million from the issuance of common stock in connection with the warrant inducement and issuance of additional warrants. Additionally, the Company received $2.0 million of Additional Loans from a related party, a director of the Company who is also an existing lender under its Loan Agreement. Further, the Company entered into the Note Purchase Agreement with Streeterville, which provided for the issuance of the Note in the principal amount of $12.0 million, partially offset by $1.0 million of fees paid at closing. Finally, the Company entered into a Securities Purchase Agreement with an institutional investor, which provided for the sale of common stock and warrants for aggregate proceeds of $5.0 million, partially offset by $0.5 million of fees paid at closing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that information required to be disclosed in this Annual Report and filed with the SEC is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose information otherwise required to be set forth in our reports. Nevertheless, our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based on our evaluation, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) were effective at such reasonable assurance level as of March 31, 2026.

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

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

(c) Attestation Report of Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm as we are not an accelerated filer or a large accelerated filer.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth the name, age and position of each of our directors and executive officers and as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Robert S. Goodman	61	Chief Executive Officer and Member of the Board of Directors
Daniel Moorhead	53	Chief Financial Officer
Michael Gaul	72	Chief Operating Officer
Erick J. Lucera	58	Director, Chairperson of Audit Committee, Member of Compensation Committee, Chairperson of Nominating Committee
Yoori Lee	53	Director, Chairperson of Compensation Committee, Member of Nominating Committee and Member of Audit Committee
Dr. William Forbes	64	Director, Member of Nominating Committee
Robert F. Carey	67	Director, Chairman and Member of Audit Committee

Robert S. Goodman, Chief Executive Officer and Director

Mr. Goodman was appointed as a director of the Company on June 16, 2025. Mr. Goodman has also served as Chief Commercial Officer since November 2025. He was appointed to serve as the Chief Executive Officer. He brings over 25 years of experience in sales strategy, go-to-market execution, strategic partnerships and growth management. He has been instrumental in shaping the Company’s recent commercial approach and is widely recognized for his ability to expand market penetration and accelerate product adoption in competitive healthcare sectors. Prior to joining Beyond Air, Mr. Goodman served as Chief Commercial Officer at WEP Clinical from 2023 to 2024, and ActiGraph from 2022 to 2023, where he led global commercial operations and go to market execution. Earlier in his career, he spent more than nine years at BioTelemetry, Inc. (acquired by Royal Philips), including as Division President and Business Head of BioTel Care and Alliance from and Senior Vice President of Global Sales and Marketing at BioTel Research, helping scale multiple businesses through periods of accelerated growth and strategic transformation. He previously held senior leadership roles at Cardiocore (acquired by BioTelemetry), Thermo Fisher Scientific, and Pfizer, where he spent 15 years in progressively senior commercial positions. Mr. Goodman currently serves on the board of Fourth Frontier. He is a retired U.S. Army officer and holds a B.S. degree from Norwich University.

Daniel Moorhead, Chief Financial Officer

Mr. Moorhead was appointed to serve as the Chief Financial Officer of the Company effective as of January 5, 2026. Mr. Moorhead most recently served as the Chief Financial Officer of Zynex, Inc. from June 2017 to August 2025. Prior to his role with Zynex, Mr. Moorhead previously served as Chief Financial Officer of Evolving Systems, Inc. (Nasdaq: EVOL) from January 2016 until May 2017, after having served as Vice President of Finance & Administration from December 2011 through December 2015 and in other financial management roles from 2002-2005 and 2008-2011. Mr. Moorhead is a CPA and holds a B.B.A. in Accounting from the University of Northern Colorado.

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

Robert F. Carey, Chairman of the Board

Robert Carey joined our Board of Directors in February 2019 and serves as Chairman and as a Member on our audit and nominating committee. He has an extensive track record of accomplishment within the biopharmaceutical and healthcare investment banking industry. He has assisted biotech and specialty pharma companies raise more than $10 billion in initial public offerings, follow-on offerings, debt offerings, and private placements. He has served as a financial advisor on mergers, acquisitions, and strategic alliance transactions with a total deal value of more than $10 billion. From July 2020 until December 2023, Mr. Carey was co-founder and President of ACELYRIN, INC., a biopharmaceutical company developing life-changing drug therapies. Mr. Carey previously served as Executive Vice President and Chief Business Officer at Horizon Therapeutics plc from March 2014 to September 2019, during which Horizon Therapeutics deployed in excess of $3.5 billion to acquire or license eight commercial products and three products in development and grew net sales from $74 million in 2013 to approximately $1.2 billion in 2018, a compound annual growth rate of 75%. Before Horizon, he spent more than 11 years as Managing Director and Head of the Life Sciences Investment Banking Group at JMP Securities. Mr. Carey was also Managing Director in the healthcare groups at Dresdner Kleinwort Wasserstein and Vector Securities. He received his B.B.A. in Accounting from the University of Notre Dame. Mr. Carey currently serves on the Board of Beyond Cancer Ltd. and Sangamo Therapeutics, Inc.

Our Board of Directors believes that Mr. Carey’s experience and perspective advising the Company and other life sciences companies in connection with financing and strategic transactions, as well as his depth of operating and senior management experience in our industry, provide him with the qualifications and skills to serve as a director.

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

Yoori Lee, Director

Yoori Lee joined our Board of Directors in January 2018. Ms. Lee serves on our compensation committee and audit committee. She has served as Co-founder and President of Trio Health Advisory Group, Inc. since 2013. Trio Health’s mission is to improve the quality of care in patient outcomes through coordinating the efforts of all patient care stakeholders. Prior to Trio Health, Ms. Lee spent over 15 years at Leerink Partners LLC, a leading healthcare investment bank, where she was Managing Director, and Director of MEDACorp Services. Additionally, she helped found the MEDACorp network, a cadre of experts including more than 35,000 healthcare professionals in diverse areas of practice such as clinical medicine, biomedical research, regulatory affairs, public policy, healthcare administration and healthcare information technology.

Our Board of Directors believes that Ms. Lee’s experience and perspective advising the Company as well as her experience with Leerink Partners LLC and MEDACorp. provide her with the qualifications and skills to serve as a director.

Dr. William Forbes, Director

Dr. William Forbes joined our Board of Directors in August 2018 and serves on our compensation and nominating committee. He brings to our Board of Directors more than 30 years of pharmaceutical product development experience and, working with health authorities in the U.S. and Europe, has contributed to numerous marketing approvals spanning a diverse range of therapeutic areas. Dr. Forbes has served as the Chief Development Officer of Trevi Therapeutics, a clinical-stage pharmaceutical company focused on serious neurologically mediated diseases since February 2021. Prior to joining Trevi, Dr. Forbes was at Salix Pharmaceuticals as the Chief Development Officer and also Head of Medical and R&D from February 2015 to June 2015. Prior to Salix, Dr. Forbes spent 15 years in Clinical Development & Regulatory Affairs and Clinical Research at a number of global pharmaceutical companies.

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

Daniel Moorhead was the Chief Financial Officer of Zynex, Inc. until August 29, 2025. On December 15, 2025, Zynex, Inc. filed a voluntary petition for bankruptcy protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The reorganization plan was confirmed on March 19, 2026 and became effective on March 26, 2026.

Except as set forth above, none of our directors, executive officers, significant employees, promoters or control persons has been involved in any legal proceeding in the past ten years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

Delinquent Section 16(a) Reports

Section 16(a) of Exchange Act requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock (“Ten Percent Holders”) to file with the SEC reports of their share ownership and changes in their share ownership of our common stock. Directors, executive officers and ten percent holders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, the following directors, executive officers and 10% holders did not comply with all Section 16(a) filing requirements as of March 31, 2026 as follows:

(i)	Mr. Lisi, our former chief executive officer and chairman, filed his form 4 regarding cancellation of certain old warrants and issuance of new warrants as of November 3, 2025, one business day late on November 6, 2025;
(ii)	Mr. Carey filed his form 4 regarding certain transactions related to option repricing effective as of November 4, 2025, one business day late on November 7, 2025.
(iii)	Mr. Gaul filed his form 4 regarding certain transactions related to option repricing effective as of November 4, 2025, fourteen business days late on November 24, 2025.
(iv)	Ms. Yoori filed her form 4 regarding certain transactions related to option repricing effective as of November 4, 2025, fourteen business days late on November 24, 2025.

Board Committees

Our Board of Directors has established four standing committees: the audit committee, the compensation committee, the nominating committee and the compliance committee. The current members of our audit committee are Erick Lucera, Yoori Lee, and Robert F. Carey with Erick Lucera serving as chairperson. The current members of our compensation committee are Yoori Lee, Dr. William Forbes, and Erick J. Lucera, with Yoori Lee serving as chairperson. The current members of our nominating committee are Erick Lucera, Robert F. Carey, and Dr. William Forbes, with Erick Lucera serving as chairperson. The compliance committee currently has four members.

Our Board of Directors has determined that Erick Lucera, Yoori Lee, and Robert F. Carey meet the additional test for independence for audit committee members imposed by SEC regulations and Section 5605(c)(2)(A) of the Nasdaq Stock Market listing rules and that Erick J. Lucera, Dr. William Forbes, and Yoori Lee meet the additional test for independence for compensation committee members imposed by Section 5605(d)(2)(A) of the Nasdaq Stock Market listing rules.

Audit Committee

The primary purpose of our audit committee is to assist the Board of Directors in the oversight of the integrity of our accounting and financial reporting process, the audits of our consolidated financial statements, and our compliance with legal and regulatory requirements. It also oversees internal controls and discusses Company policies related to risk assessment and risk management, including cybersecurity matters. Our audit committee met five times during the fiscal year ended March 31, 2026. The functions of our audit committee include, among other things:

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

Compensation Committee

The primary purpose of our compensation committee is to assist our Board of Directors in exercising its responsibilities relating to compensation of our executive officers and employees and to administer our equity compensation and other benefit plans. In carrying out these responsibilities, this committee reviews all components of executive officer and employee compensation for consistency with its compensation philosophy, as in effect from time to time. Our compensation committee met two times during the year ended March 31, 2026. The functions of our compensation committee include, among other things:

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

Nominating Committee

The primary purpose of our nominating committee is to assist our Board of Directors in promoting the best interest of the Company and our stockholders through the implementation of sound corporate governance principles and practices. Our nominating committee met two times during the fiscal year ended March 31, 2026. The functions of our nominating committee include, among other things:

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

Compliance Committee

The primary purpose of our compliance committee is to assist our Board of Directors with oversight of healthcare compliance risk management arising from the FDA, Office of Inspector General, the U.S. Department of Justice and other federal, state or foreign corporate compliance requirements related to medical devices that specifically govern the AKS, FCA, FD&C Act, FCPA, Sunshine Act and similar state laws, HIPAA, the AdvaMed Code, and similar applicable state and local regulations and (when applicable) equivalent global requirements. Our compliance committee met one time during the fiscal year ended March 31, 2026.

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

Board Leadership Structure and Role in Risk Oversight

Currently, Robert F. Carey serves as Chairman of the Board and Robert S. Goodman serves as Chief Executive Officer. Mr. Goodman sets the strategic direction for the Company and provides day-to-day leadership. As Chairman of the Board of Directors, Mr. Carey oversees the agenda for board meetings in collaboration with the other board members. We believe that this structure provides appropriate leadership and oversight of the Company and facilitates effective functioning of both management and our Board of Directors. Our Board of Directors will continue to reassess the structure to determine what is in the best interests of the Company and stockholders.

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

Insider Trading Policy

We have adopted an Insider Trading Policy. The Insider Trading Policy establishes clear guidelines to prevent insider trading and upholds the Company’s reputation for integrity and ethical conduct.

The Insider Trading Policy applies to all transactions in the Company’s securities, including but not limited to common stock, options to purchase common stock, and any other securities the Company may issue. It covers all directors, officers, employees of the Company, and any family members or entities whose transactions in Company securities are directed by or under the influence or control of those persons. The Company is committed to rigorously enforcing this policy to prevent insider trading and protect all stakeholders’ interests.

Policies and practices for granting certain equity awards

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

Summary Compensation Table

The following table summarizes compensation for the years ended March 31, 2026 and 2025 for our “named executive officers”, namely our (i) principal executive officer (PEO); (ii) our two other most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended March 31, 2026; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to Item 402(m)(2)(ii) of Regulation S-K but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year:

Name and Principal Position	Year	Salary Cost	Option Awards (A)(B)	Total

Robert Goodman (1)	2026	$125,616	7,333	$132,950
Chief Executive Officer and Director
Steven A. Lisi (2)	2026	$757,500	$-	$757,500
Former Chief Executive Officer and Chairman of the Board	2025	$555,000	$266,140	$821,140
Daniel Moorhead (3)	2026	$75,833	$44,723	$120,556
Chief Financial Officer
Michael Gaul	2026	$396,923	$-	$396,923
Chief Operating Officer	2025	$372,669	$92,203	$464,872
Douglas Larson (4)	2026	$236,250	$-	$236,250
Former Chief Financial Officer	2025	$324,423	$80,853	$405,276

(A)	This column represents the grant date fair value of awards from Beyond Air, Beyond Cancer and NeuroNos in accordance with stock-based compensation rules under Accounting Standards Codification (“ASC”) Topic 718.

(B)	The respective agreements include a change of control provision that would automatically vest any unvested restricted stock units or unvested stock options if triggered.

(1)	Mr. Goodman joined the Board of Directors in June 2025, served as Chief Commercial Officer from November 5, 2025 through March 26, 2026, at which point he was appointed Chief Executive Officer.

(2)	Mr. Lisi resigned as Chief Executive Officer and Chairman of the Board, effective March 26, 2026.

(3)	Mr. Moorhead was appointed as Chief Financial Officer effective January 5, 2026.

(4)	Mr. Larson resigned as Chief Financial Officer effective December 31, 2025.

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

On March 26, 2026, Mr. Lisi resigned as the Company’s chief executive officer and member of the Board and from all his positions with the Company and its subsidiaries, effective March 27, 2026. Mr. Lisi’s resignation is not the result of any disagreement with the Company or its Board or any matter relating to the Company’s operations, policies, or practices.

On March 27, 2026, the Company executed a Separation and Release of Claims Agreement with Mr. Lisi (“Release Agreement”). The Release Agreement contains customary protections, including a general release of claims by Mr. Lisi in favor of the Company and certain other related parties. Pursuant to the terms of the Release Agreement, the Company shall be obligated to pay Mr. Lisi $650,000 separation pay in the form of compensation continuation over 12 months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings. The Company shall also pay Mr. Lisi COBRA premiums for 12 months. All unvested options and all unvested stock restriction unit awards held by Mr. Lisi as of March 27, 2026, shall be accelerated and shall immediately vest, and shall continue to remain exercisable for twenty-four (24) months from March 27, 2026.

Employment Agreement with Daniel Moorhead

Pursuant to the terms of an employment agreement between the Company and Mr. Moorhead effective December 25, 2025. Mr. Moorhead was to be paid an annual salary of $325,000 per year and he will be eligible for a discretionary bonus and to participate in the Plan. In addition, Mr. Moorhead was granted an employment inducement stock option award exercisable for the purchase of 70,000 shares of the Company’s Common Stock, subject to the terms of the Plan, and the applicable award agreement to be entered into by and between the Company and Mr. Moorhead. The stock option will vest 25% on the first anniversary and annually thereafter in 3 equal installments, provided that, no portion of the stock option that is not exercisable at the time of termination of employment for any reason shall thereafter become exercisable.

Pursuant to Mr. Moorhead’s employment agreement, in the event of his termination of employment without “cause” or resignation for “good reason,” as such terms are defined in his employment agreement, subject to Mr. Moorhead’s execution of a release, Mr. Moorhead will be entitled to receive (i) his base salary for a period of six months, payable in accordance with the Company’s regular payroll practices, with an accelerated payment of any balance upon the occurrence of a “change in control,” as such term is defined in his employment agreement, provided that if such termination of employment occurs within three months before or within 12 months after the occurrence of a change in control, the severance payable to Mr. Moorhead will be increased to an amount equal to Mr. Moorhead’s base salary for a period of 18 months and be payable in a single lump sum payment; and (ii) payment or reimbursement (upon presentation of proof of payment) of Mr. Moorhead’s medical insurance premiums at the same level as was in effect on the termination date for a period of six months, which period will increase to 18 months if such termination of employment occurs within three months before or within 12 months after the occurrence of a change in control.

Mr. Moorhead’s employment agreement contains restrictive covenants relating to non-disclosure of confidential information, assignment of inventions, and non-solicitation and non-competition covenants that run for a period of 12 months following his termination of employment for any reason.

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

Employment Agreement with Douglas Larson

Pursuant to the terms of an employment agreement between the Company and Mr. Larson dated August 20, 2021. Mr. Larson was to be paid an annual salary of $275,000 per year. In April 2022, Mr. Larson’s annual salary was increased to $300,000. On April 1, 2023, Mr. Larson’s annual salary was increased to $350,000. In connection with the commencement of his employment, we issued Mr. Larson options to purchase 3,750 shares of common stock at an exercise price that has since been repriced to $1.95 per share. The options vest over four years at 25% per year and were 75% vested as of March 31, 2025.

Mr. Larson’s employment agreement contains restrictive covenants relating to non-disclosure of confidential information, assignment of inventions, and non-solicitation and non-competition covenants that run for a period of 12 months following his termination of employment for any reason.

Mr. Larson resigned as the Company’s Chief Financial Officer effective December 31, 2025.

Option Awards Granted During the Year Ended March 31, 2026

On August 13, 2025, Mr. Goodman was granted options to purchase 3,750 shares of our common stock with an exercise price of $2.45 per share, which was equal to the closing price of our common stock on the date of grant. The options vest in equal annual installments over four years commencing on December 31, 2025.

On January 5, 2026, Mr. Moorhead was granted options to purchase 70,000 shares of our common stock with an exercise price of $0.79 per share, which was equal to the closing price of our common stock on the date prior to the grant. The options vest in equal annual installments over four years commencing on December 31, 2025.

Outstanding Equity Awards as of March 31, 2026

	Equity awards
Name	Date of Grant	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (5)
Steven A. Lisi*	08/31/2018	20,000	(1)	-	-	1.95	03/27/2028	-	-
	03/31/2019	12,500	(2)	-	-	1.95	03/27/2028	-	-
	03/11/2020	3,500	(2)	-	-	1.95	03/27/2028	-	-
	03/04/2021	10,000	(2)	-	-	1.95	03/27/2028	-	-
	03/03/2022	14,000	(2)	-	-	1.95	03/27/2028	-	-
	03/29/2023	40,000	(2)	-	-	1.95	03/27/2028	-	-
	03/20/2024	47,500	(2)	-	-	1.95	03/27/2028	-	-
	03/26/2025	47,500	(2)	-	-	1.95	03/27/2028
Robert Goodman	08/13/2025	938	(2)	2,812	-	1.95	08/13/2035	-	1,940
Daniel Moorhead	01/05/2026	-	(2)	70,000	-	0.79	01/05/2036	-	48,300
Mike Gaul	03/11/2020	2,000	(2)	-	-	1.95	03/11/2030	-	-
	05/04/2020	500	(4)	-	-	1.95	05/04/2030	-	-
	03/04/2021	1,250	(2)	-	-	1.95	03/04/2031	-	-
	03/03/2022	3,500	(2)	-	-	1.95	03/03/2032	-	-
	03/29/2023	6,375	(2)	2,125	-	1.95	03/29/2033	-	1,466
	03/20/2024	8,750	(2)	8,750	-	1.95	03/20/2034	-	6,038
	03/26/2025	5,000	(2)	15,000		1.95	03/26/2035		10,350

	03/03/2022	-	(3)	-	-	-	-	300	207
Doug Larson**	09/01/2021	3,750	(4)	-	-	1.95	03/31/2027	-	-
	03/03/2022	1,000	(2)	-	-	1.95	03/31/2027	-	-
	03/29/2023	4,500	(2)	-	-	1.95	03/31/2027	-	-
	03/20/2024	7,500	(2)	-	-	1.95	03/31/2027	-	-
	03/26/2025	4,375	(2)	-	-	1.95	03/31/2027		-

All option, share and exercise prices in the table have been adjusted for the 2025 Reverse Stock Split which was effectuated on July 14, 2025.

* Mr. Lisi resigned as Chief Executive Officer and Chairman of the Board, effective March 26, 2026.

**Mr. Larson resigned as Chief Financial Officer, effective December 31, 2025.

(1)	25% options vests immediately, 25% vests December 31, 2018, 25% vests each following December 31.

(2)	25% options vests in December of the year of grant, 25% vests each following December.

(3)	Restricted stock units vest 20% per year with the first tranche vesting in December in the year of grant

(4)	25% options vests on the anniversary date of the grant, 25% each following year on the anniversary date.

(5)	Market value was calculated based upon the closing stock price on the last trading day of the fiscal year ended March 31, 2026 ($0.69).

Director Compensation

Persons serving as both an officer and a director of the Company are only included in the Summary Compensation Table above for the year ended March 31, 2026.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1) (2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

Dr. William Forbes	-	-	-	-	-	-	-
Erick J. Lucera	-	-	-	-	-	-	-
Yoori Lee	-	-	-	-	-	-	-
Robert F. Carey	-	-	-	-	-	-	-

(1)	During the year ended March 31, 2026, there were no equity awards granted to directors. As of March 31, 2026, the aggregate number of options to purchase Beyond Air’s common stock held by each director on the Board of Directors was as follows: (i) 13,652 by Dr. Forbes; (ii) 14,252 by Mr. Lucera; (iii) 14,004 by Ms. Lee; and (v) 21,802 by Mr. Carey. As of March 31, 2026, Mr. Carey additionally held an aggregate of 65,000 options to purchase Beyond Cancer’s common stock and 19,125 options to purchase NeuroNos common stock.

(2)	The respective agreements include a change of control provision that would automatically vest any unvested stock options if triggered.

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

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. Percentage computations are based on 14,410,621 shares of our common stock outstanding as of June 23, 2026.

Under the terms of the warrants issued by us to each of Atlas Diversified Master Fund, Ltd. (“ADMF”) and Robert Carey, they may not exercise a warrant to the extent such exercise would cause them, together with their affiliates and any other persons acting as a group with them or any of their affiliates, to have acquired a number of shares of Common Stock which would exceed 9.99%, excluding for purposes of such determination shares of Common Stock issuable upon exercise of warrants that have not been exercised. We refer to the foregoing limitations as the “Ownership Cap.” The share numbers in the table below do not reflect the Ownership Cap, but the figures contained in the “Percentage of Outstanding Shares” column reflect the Ownership Cap applicable to the relevant parties.

Name and Address of Beneficial Owner (1)	Number of Shares (2)		Percentage of Outstanding Shares % (2)
5% Owners
Atlas Diversified Master Fund, Ltd.	763,266	(3)	5.19%
Named Executive Officers and Directors
Bob Goodman	2,938	(4)	*
Dr. William Forbes	9,957	(5)	*
Robert F. Carey	1,450,962	(6)	9.31%
Erick Lucera	11,994	(7)	*
Yoori Lee	10,197	(8)	*
Michael Gaul	10,197	(9)	*
Daniel Moorhead	-		*
All executive officers and directors (7 persons)	1,517,831		9.70%

*	Less than one percent (1.0%).

(1)	The address of these persons, unless otherwise noted, is c/o Beyond Air, Inc., 900 Stewart Avenue, Suite 301 Garden City, New York, 11530.

(2)	Shares of Common Stock beneficially owned and, except as limited by the Ownership Cap as discussed above, the respective percentages of beneficial ownership of Common Stock includes for each person or entity shares issuable on the exercise of all options and warrants and the conversion of other convertible securities beneficially owned by such person or entity that are currently exercisable or will become exercisable or convertible within 60 days following June 23, 2026. Such shares, however, are not included for the purpose of computing the percentage ownership of any other person.

(3)

Based on our records and a Schedule 13G/A filed on May 15, 2026. Includes 150,384 pre-funded warrants and 148,721 warrants to purchase Common Stock. By virtue of its position as the investment manager of ADMF, the direct holder of our securities, Balyasny Asset Management L.P., a Delaware limited partnership (“BAM”) may be deemed to exercise voting and investment power over our securities held by ADMF and thus may be deemed to beneficially own such securities. By virtue of its position as the General Partner of BAM, BAM GP LLC, a Delaware limited liability company (“BAM GP”) may be deemed to exercise voting and investment power over our securities held directly by ADMF and thus may be deemed to beneficially own such securities. By virtue of its position as the Sole Member of BAM GP, Balyasny Asset Management Holdings LP, a Delaware limited partnership (“BAM Holdings”) may be deemed to exercise voting and investment power over our securities held directly by ADMF and thus may be deemed to beneficially own such securities. By virtue of its position as the General Partner of BAM Holdings, Dames GP LLC, a Delaware limited liability company (“Dames”) may be deemed to exercise voting and investment power over our securities held directly by ADMF and thus may be deemed to beneficially own such securities. By virtue of his position as the Managing Member of Dames, Dmitry Balyasny may be deemed to exercise voting and investment power over our securities held directly by ADMF and thus may be deemed to beneficially own our securities.

The principal business address of each of BAM, BAM GP, BAM Holdings, Dames, and Mr. Balyasny is located at 444 West Lake Street, 50th Floor, Chicago, IL 60606.

(4)	Includes 938 vested options to purchase Common Stock.

(5)	Includes 9,216 vested options to purchase Common Stock.

(6)	Includes 25,317 pre-funded warrants, 1,136,422 warrants and 11,552 vested options to purchase Common Stock.

(7)	Includes 9,816 vested options to purchase Common Stock.

(8)	Includes 9,568 vested options to purchase Common Stock.

(9)	Includes 27,375 vested options to purchase Common Stock.

Equity Compensation Plan Information

Until January 30, 2026, we maintained the Seventh Amended and Restated 2013 Beyond Air Equity Incentive Plan. As of January 30, 2026, we maintain the Eighth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”). The 2013 BA Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance share awards, and other stock-based awards (collectively, the “stock awards”). Stock awards may be granted under the 2013 BA Plan to our employees, directors and consultants, other than incentive stock options which may only be granted to employees of the Company. The maximum number of shares of common stock available for issuance under the 2013 BA Plan is 1,680,000 shares.

On November 4, 2025, the board of directors approved a one-time stock option repricing of 726,618 options (the “2026 Option Repricing”), effective November 4, 2025, in accordance with, and as permitted by, the Company’s 2013 BA Plan. Pursuant to the 2026 Option Repricing, all options granted pursuant to the 2013 BA Plan that were held by Company Board members, officers, and employees expected to continue providing services to the Company were repriced, to the extent such options had an exercise price in excess of $1.95, the closing price per share of the Company’s common stock as reported on The Nasdaq Stock Market on November 3, 2025. All such options were repriced such that the exercise price per share was reduced to $1.95.

The 2013 BA Plan is scheduled to terminate on August 13, 2028. No stock awards shall be granted pursuant to the 2013 BA Plan after such date but awards theretofore granted may extend beyond that date. The Board may suspend or terminate the 2013 BA Plan at any earlier date. No stock awards may be granted under the 2013 BA Plan while the Plan is suspended or after it is terminated.

The following table summarizes the total number of outstanding options and shares available for other future issuances of options under the 2013 BA Plan and the 2021 Employee Stock Purchase Plan as of March 31, 2026:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under the Equity Compensation Plan (Excluding Shares in First Column)
Equity compensation plans approved by stockholders (1)	625,543	$1.92	931,776	(3)
Equity compensation plans not approved by stockholders (2)	131,206	$1.33	-

(1) Represents shares of common stock reserved for future issuance upon exercise of outstanding stock options under the 2013 BA Plan that were approved by our stockholders.

(2) Represents shares of common stock issuable upon exercise of outstanding stock options under the 2013 BA Plan that were not approved by our stockholders including 73,750 options issued as inducement awards.

(3) Represents 894,276 shares of common stock available to be granted under the 2013 BA Plan and 37,500 shares of common stock reserved for future issuance under the 2021 Employee Stock Purchase Plan.

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

On September 27, 2024, Beyond Air entered into a binding term sheet (“Term Sheet”) for a secured loan with certain lenders including its Chief Executive Officer Steven Lisi and director Robert Carey. The Term Sheet was approved by each of the Company’s independent and disinterested directors, and the Audit Committee following the receipt of a recommendation from an independent investment bank. The Term Sheet provides for the following expected terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; and (v) the Company issued the lenders warrants to purchase shares of the Company’s common stock at an exercise price, adjusted for the 2025 Reverse Stock Split, of $7.59 per share. On November 3, 2025, the parties entered into a waiver agreement pursuant to which the Loan Agreement lenders consented to the Company’s issuance of the Streeterville Note in exchange for reducing the exercise price from $7.59 per share to $1.95 per share.

On June 2, 2025, the Company received $2.0 million of advanced financing from a related party, director Robert Carey who is also an existing lender under its Loan Agreement (“Additional Loans”). On November 3, 2025, the Company amended and restated the original Loan Agreement (as amended, the “Amended Loan Agreement”) to provide for and finalize the terms of the $2.0 million Additional Loans and the issuance of new five-year warrants to purchase up to 512,821 shares of the Company’s common stock (the “Supplemental Warrants”) with an exercise price of $1.95 per share and subject to the same terms and conditions applicable to the existing warrants issued under the original Loan and Security Agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On December 17, 2024, our audit committee dismissed Marcum as the Company’s independent registered public accounting firm and approved the engagement of Withum as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2025, effective immediately.

The aggregate fees billed for (i) the fiscal year ended March 31, 2026 for professional services rendered in part by Withum, and (ii) the fiscal year ended March 31, 2025 for professional services rendered by Withum for the audit of our annual financial statements provided by Withum and in part by Marcum, in connection with statutory and regulatory filings or engagements for this fiscal period:

(usd)	Year Ended March 31, 2026	Year Ended March 31, 2025

Audit Fees	$467,005	$425,673
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$467,005	$425,673

In the above table, “audit fees” are fees billed by our independent registered public accounting firm for services provided in auditing our annual financial statements for the subject year. Audit fees also include professional services performed for filing of our registration statement on Form S-3 for equity offerings and for the resale of certain shares of our common stock, Form S-8 for shares of our common stock underlying our 2013 BA Plan and other filings. “Audit-related fees” are fees not included in audit fees that are billed by the independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit review of our financial statements. “Tax fees” are fees billed by the independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent registered public accounting firm for products and services not included in the foregoing categories.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

2. Finance Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

1.1	At-The-Market Equity Offering Sales Agreement, dated as of February 14, 2025, filed as Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on February 14, 2025 and incorporated herein by reference.

2.1	Agreement and Plan of Merger and Reorganization, dated as of December 29, 2016, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 2.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 12, 2017, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 2.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

2.3	Merger Completion Certificate, dated as of December 29, 2016, by and among Red Maple Ltd. And Advance Inhalation (AIT) Ltd., filed as Exhibit 2.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of AIT Therapeutics, Inc., dated as of January 9, 2017, filed as Exhibit 3.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of AIT Therapeutics, Inc. filed as Exhibit 3.2 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of June 25, 2019, filed as Exhibit 3.3 to our Annual Report on Form 10-K filed with the SEC on June 28, 2019 and incorporated herein by reference.

3.4	Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Beyond Air, Inc., dated November 22, 2024, filed as Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on November 26, 2024 and incorporated herein by reference.

3.5	Third Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Beyond Air, Inc., dated July 9, 2025, filed as Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on July 10, 2025 and incorporated herein by reference.

4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2017 and incorporated herein by reference.

4.2	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on June 23, 2020 and incorporated herein by reference.

4.3	Form of Warrant to Purchase Common Stock, by and among AIT Therapeutics, Inc. and the Holders party thereto, filed as Exhibit 10.3 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017, and incorporated herein by reference.

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

4.13	Form of Common Stock Purchase Warrant filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on November 6, 2024, and incorporated herein by reference.

4.14	Form of Common Stock Purchase Warrant filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on September 9, 2025, and incorporated herein by reference.

4.15	Form of Supplemental Warrant filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on November 5, 2025, and incorporated herein by reference.

4.16	Secured Promissory Note filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on November 5, 2025, and incorporated herein by reference.

4.17	Form of Pre Funded Warrant filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on January 20, 2026, and incorporated herein by reference.

4.18	Form of Common Stock Purchase Warrant filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on January 20, 2026, and incorporated herein by reference.

10.1	Amended and Restated Agreement for the Transfer and Assumption of Obligations Under the Securities Purchase and Registration Rights Agreements, dated as of January 12, 2017, by and among AIT Therapeutics, Inc. and Advanced Inhalation Therapies Ltd., filed as Exhibit 10.1 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.2	License Agreement, dated as of November 1, 2011, by and between Advanced Inhalation Therapies Ltd. And The UBC, filed as Exhibit 10.10 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.3^	Non-Exclusive Patent License Agreement, dated as of October 22, 2013, by and between Advanced Inhalation Therapies Ltd. And SensorMedics Corporation, filed as Exhibit 10.9 to our Current Report on Form 8-K. as filed with the SEC on January 20, 2017 Registration Statement on Form S-1(File No. 333-216287), and incorporated herein by reference.

10.4	Option Agreement, dated as of August 31, 2015, by and between Advanced Inhalation Therapies Ltd. And Pulmonox Technologies Corporation, filed as Exhibit 10.13 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.5	Tenth Amendment to Option Agreement, dated as of December 31, 2016, by and between Advanced Inhalation Therapies Ltd. And Pulmonox Technologies Corporation, filed as Exhibit 10.14 to our Current Report on Form 8-K, as amended and filed with the SEC on March 15, 2017 and incorporated herein by reference.

10.6+	Executive Employment Agreement, dated as of June 30, 2018, by and between AIT Therapeutics Inc. and Steven Lisi, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2021 and incorporated herein by reference.

10.7*	License, Development and Commercialization Agreement, dated January 23, 2019, by and between AIT Therapeutics, Inc. and Circassia Limited, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on February 14, 2019 and incorporated herein by reference.

10.8	Settlement Agreement and Release, dated May 26, 2021, by and between Beyond Air, Inc. and Circassia Limited, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2021 and incorporated herein by reference.

10.9*	Supply Agreement, dated as of August 6, 2020, by and between Beyond Air, Inc. and Spartronics Watertown, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 12, 2020 and incorporated herein by reference.

10.10*	Manufacture and Supply Agreement, dated as of July 30, 2020, by and between Beyond Air, Inc. and Medisize Ireland Limited, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 18, 2020 and incorporated herein by reference.

10.11+	Beyond Air, Inc. 2021 Employee Stock Purchase Plan, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on March 9, 2021 and incorporated herein by reference.

10.12+	Employment Agreement, dated as of April 24, 2020, by and between Beyond Air, Inc. and Michael Gaul, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 5, 2022 and incorporated herein by reference.

10.13	Form of Placement Agency Agreement, dated March 20, 2024, by and among Beyond Air, Inc. and Roth Capital Partners, LLC and Laidlaw & Company (UK) Ltd., filed as Exhibit 1.1 to our Current Report on Form 8-K, as filed with the SEC on March 22, 2024, and incorporated herein by reference.

10.14	Form of Securities Purchase Agreement dated March 20, 2024, by and among Beyond Air, Inc and the Purchasers, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 22, 2024 and incorporated herein by reference.

10.15	First Amendment to Loan Documents, by and among Beyond Air, Inc., Beyond Air Ltd., Avenue Capital Management II, L.P., as Agent, and the Lenders party thereto, dated as of June 21, 2024, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 27, 2024.

10.16	Form of Securities Purchase Agreement dated September 26, 2024, by and between Beyond Air, Inc. and the purchasers, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

10.17	Form of Registration Rights Agreement dated September 26, 2024, by and between Beyond Air, Inc. and the purchasers dated September 27, 2024, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

10.18	Engagement Letter dated August 16, 2024, by and among Beyond Air, Inc., BTIG, LLC, Laidlaw & Company (UK) LTD, Arcadia Securities, LLC, and Jones Trading Institutional Services LLC, filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on September 27, 2024 and incorporated herein by reference.

10.19	Beyond Air, Inc. Seventh Amended and Restated 2013 Equity Incentive Plan (incorporated by reference from Appendix A to the Proxy Statement for Beyond Air, Inc.’s 2025 Annual Meeting of Stockholders, filed with the SEC on October 31, 2024)

10.20	Loan and Security Agreement, dated November 1, 2024, by and between Beyond Air, Inc. and BCR8V LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on November 6, 2024 and incorporated herein by reference.

10.21	Form of Inducement Letter, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 9, 2025 and incorporated herein by reference.

10.22	Equity Purchase Agreement, dated November 4, 2025, by and between Beyond Air, Inc. and Streeterville Capital, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 5, 2025 and incorporated herein by reference.

10.23	Registration Rights Agreement, dated November 4, 2025, by and between Beyond Air, Inc. and Streeterville Capital, LLC, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 5, 2025 and incorporated herein by reference.

10.24	Amended and Restated Loan and Security Agreement, dated November 3, 2025, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 5, 2025 and incorporated herein by reference.

10.25	Waiver dated November 3, 2025, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 5, 2025 and incorporated herein by reference.

10.26	Note Purchase Agreement, dated November 4, 2025, by and between Beyond Air, Inc. and Streeterville Capital, LLC, filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on November 5, 2025 and incorporated herein by reference.

10.27	XAIR Holdings Guaranty, dated November 4, 2025, filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on November 5, 2025 and incorporated herein by reference.

10.28	Foreign Subsidiary Guaranty, dated November 4, 2025, by and between Beyond Air Australia Pty Ltd, Beyond Air Ireland Ltd, Beyond Air Ltd, and Streeterville Capital, LLC, filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on November 5, 2025 and incorporated herein by reference.

10.29	Security Agreement, dated November 4, 2025, by and between Beyond Air, Inc. and Streeterville Capital, LLC, filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on November 5, 2025 and incorporated herein by reference.

10.30	Intellectual Property Security Agreement, dated November 4, 2025, filed as Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on November 5, 2025 and incorporated herein by reference.

10.31	BA Israel Security Agreement, dated November 4, 2025, by and between Beyond Air Ltd. and Streeterville Capital, LLC, filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on November 5, 2025 and incorporated herein by reference.

10.32	BA Israel IP Security Agreement, by and between Beyond Air Ltd. and Streeterville Capital, LLC, dated November 4, 2025, filed as Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on November 5, 2025 and incorporated herein by reference.

10.33	Pledge Agreement, dated November 4, 2025, by and between Beyond Air, Inc. and Streeterville Capital, LLC, filed as Exhibit 10.12 to our Current Report on Form 8-K filed with the SEC on November 5, 2025 and incorporated herein by reference.

10.34	Employment Agreement, by and between the Company and Daniel Moorhead, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 30, 2025 and incorporated herein by reference.

10.35	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 20, 2026 and incorporated herein by reference.

10.36	Form of Registration Rights Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 20, 2026 and incorporated herein by reference.

10.37	Form of Placement Agency Agreement, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 20, 2026 and incorporated herein by reference.

10.38	Beyond Air, Inc. Eighth Amended and Restated 2013 Equity Incentive Plan, incorporated by reference from Appendix A to the Proxy Statement for Beyond Air, Inc.’s 2026 Annual Meeting of Stockholders, filed with the SEC on December 19, 2025.

10.39	Separation and Release of Claims Agreement by and between the Company and Steven A. Lisi dated March 27, 2026, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 1, 2026 and incorporated herein by reference.

19.1**	Insider Trading Policy

21.1**	List of subsidiaries of Beyond Air, Inc.

23.1**	Consent of WithumSmith+Brown LLP

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1***	Section 1350 Certification of Principal Executive Officer

32.2***	Section 1350 Certification of Principal Financial Officer

97+**	Beyond Air, Inc. Incentive Compensation Recovery Policy, effective October 2, 2023, filed as Exhibit 97 to our Annual Report on Form 10-K, as filed with the SEC on June 24, 2024, and incorporated herein by reference

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: June 26, 2026

BEYOND AIR, INC.

By:	/s/ Robert S. Goodman
Robert S. Goodman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert S. Goodman	Chief Executive Officer	June 26, 2026
Robert S. Goodman	(Principal Executive Officer)

/s/ Daniel Moorhead	Chief Financial Officer (Principal Financial	June 26, 2026
Daniel Moorhead	Officer and Principal Accounting Officer)

/s/ Erick Lucera	Director	June 26, 2026
Erick Lucera

/s/ Yoori Lee	Director	June 26, 2026
Yoori Lee

/s/ William Forbes	Director	June 26, 2026
William Forbes

/s/ Robert Carey	Chairman	June 26, 2026
Robert Carey

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Beyond Air, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Beyond Air, Inc. (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Beyond Air, Inc. as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced negative cash flows from operating activities since inception, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Beyond Air, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether these consolidated financial statements are free of material misstatement, whether due to error or fraud. Beyond Air, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Debt/Equity Financing and Embedded Features

Critical Audit Matter Description

The Company evaluates its debt/equity issuances to determine if those contracts or embedded components of those contracts qualify as derivative instruments requiring separate recognition in the Company’s consolidated financial statements. As described in Note 4 and 9, on November 4, 2025, the Company entered into an equity purchase agreement for the purchase of up to $20 million of the Company’s shares of common stock and a note purchase agreement in the principal amount of $12 million with an investor. In connection with the equity purchase agreement, the investor and the Company also entered into a registration rights agreement, pursuant to which the Company filed a registration statement for the resale of up to 1.6 million shares of common stock. We identified the accounting for debt/equity financing as a critical audit matter because of the complexity in applying the accounting framework, including identifying and valuing any embedded features. This required extensive audit effort related to the application of the accounting framework.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: as part of walkthrough procedures we reviewed the design and the operating effectiveness of controls over management’s process for the accounting treatment, read the agreements, and evaluated the accounting for the note purchase and equity purchase agreement and any embedded features. We tested management’s process, which included (i) evaluating the application of the accounting framework used by management; (ii) testing the mathematical accuracy of management’s calculations; and (iii) testing the completeness and accuracy of the underlying data used. Professionals with specialized skill and knowledge were used to assist in (i) evaluating management’s application of the accounting framework and (ii) recalculating management’s calculation of the fair value of the embedded feature.

/s/ WithumSmith+Brown, PC

We have served as Beyond Air, Inc.’s auditor since 2024.

East Brunswick, New Jersey

June 26, 2026

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2026	March 31, 2025

ASSETS
Current assets
Cash and cash equivalents	$6,740	$4,665
Marketable securities	4,901	2,252
Restricted cash	5,622	231
Accounts receivable, net	1,086	710
Inventory, net	1,406	2,417
Other current assets and prepaid expenses	5,012	5,743
Total current assets	24,767	16,018

Licensed right to use technology	1,018	1,222
Right-of-use lease assets	1,193	1,706
Property and equipment, net	8,249	11,013
Other assets	158	103
TOTAL ASSETS	$35,385	$30,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,417	$1,950
Accrued expenses and other current liabilities	3,372	2,045
Operating lease liabilities, current portion	321	396
Loans payable, current portion	401	609
Total current liabilities	6,511	5,000

Operating lease liabilities, net	1,023	1,486
Long-term debt, net	21,639	9,197
Warrant liability	2	38
Total liabilities	29,175	15,721

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 500,000,000 shares authorized, 11,792,684 and 4,128,539 shares issued and outstanding as of March 31, 2026 and 2025, respectively (1)	1	-
Treasury stock	(25)	(25)
Additional paid-in capital	325,587	299,990
Accumulated deficit	(319,571)	(286,322)
Accumulated other comprehensive income/(loss)	134	(60)
Total stockholders’ equity attributable to Beyond Air, Inc.	6,126	13,583
Non-controlling interest	84	758
Total stockholders’ equity	6,210	14,341
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,385	$30,062

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2025. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended March 31, 2026	Year Ended March 31, 2025

Revenues	$7,679	$3,705

Cost of revenues	7,427	5,368

Gross profit (loss)	252	(1,663)

Operating expenses:

Research and development	10,241	16,857
Selling, general and administrative	19,055	26,017
Total operating expenses	29,296	42,874

Loss from operations	(29,044)	(44,537)

Other income/(expense):
Dividend/investment income	303	705
Interest and finance expense	(3,515)	(3,019)
Change in fair value of warrant liability	35	237
Change in fair value of derivative liability	(1,395)	1,314
Foreign exchange loss	(108)	(3)
Loss on extinguishment of debt	(165)	(2,447)
Loss on disposal/impairment of fixed assets	(431)	(738)
Other income/(expense)	(14)	9
Total other income/(expense)	(5,290)	(3,942)

Loss before income taxes	(34,334)	(48,479)

Provision for income taxes	-	-

Net loss	$(34,334)	$(48,479)

Less: net loss attributable to non-controlling interest	(1,085)	(1,854)

Net loss attributable to Beyond Air, Inc.	$(33,249)	$(46,625)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	194	(45)

Comprehensive loss attributable to Beyond Air, Inc.	$(33,055)	$(46,670)

Net basic and diluted loss per share attributable to Beyond Air, Inc. (1)	$(4.01)	$(13.77)

Weighted average number of shares of common stock outstanding – basic and diluted (1)	8,300,916	3,385,327

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2025. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock (1)		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income/(Loss)	Interest	Equity
Balance as of March 31, 2024	2,295,042	$-	$(25)	$264,785	$(239,697)	$(15)	$2,138	$27,186
Issuance of common stock – At The Market equity offering	337,101	-	-	2,151	-	-	-	2,151
Sale of common stock and pre-funded warrants	1,250,000	-	-	18,858	-	-	-	18,858
Issue of common stock warrants	-	-	-	3,159	-	-	-	3,159
Issuance of common stock upon exercise of warrants	234,156	-	-	365	-	-	-	365
Issuance of common stock upon vesting of restricted shares	12,240	-	-	-	-	-	-	-
NeuroNos issuance of stock	-	-	-	1,765	-	-	235	2,000
Stock-based compensation	-	-	-	8,907	-	-	239	9,146
Other comprehensive loss	-	-	-	-	-	(45)	-	(45)
Net loss	-	-	-	-	(46,625)	-	(1,854)	(48,479)
Balance as of March 31, 2025	4,128,539	$-	$(25)	$299,990	$(286,322)	$(60)	$758	$14,341
Issuance of common stock – At The Market equity offering	2,441,775	1	-	8,134	-	-	-	8,135
Issuance of common stock – 2025 Reverse Stock Split rounding	46	-	-	-	-	-	-	-
Sale of common stock and pre-funded warrants	524,990	-	-	4,500	-	-	-	4,500
Issue of common stock warrants	-	-	-	1,183	-	-	-	1,183
Issuance of common stock upon exercise of warrants	3,088,704	-	-	2,868	-	-	-	2,868
Issuance of common stock upon vesting of restricted shares	8,630	-	-	-	-	-	-	-
Issuance of common stock for conversion of debt	1,600,000	-	-	3,341	-	-	-	3,341
NeuroNos issuance of stock	-	-	-	573	-	-	127	700
Stock-based compensation	-	-	-	4,998	-	-	284	5,282
Other comprehensive gain	-	-	-	-	-	194	-	194
Net loss	-	-	-	-	(33,249)	-	(1,085)	(34,334)
Balance as of March 31, 2026	11,792,684	$1	$(25)	$325,587	$(319,571)	$134	$84	$6,210

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2025. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31, 2026	Year Ended March 31, 2025
Cash flows from operating activities:
Net loss	$(34,334)	$(48,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,047	2,999
Stock-based compensation	5,282	9,146
Amortization of debt discount and accretion of debt issuance costs	551	1,028
Amortization of licensed right to use technology	204	205
Amortization of operating lease assets	398	367
Change in fair value of warrant liability	(35)	(237)
Change in fair value of derivative liability	1,395	(1,314)
Unrealized loss on marketable securities	-	60
Provision for inventory losses	672	177
Provision for bad debt	91	-
Foreign currency adjustments	(119)	-
Loss on extinguishment of debt	165	2,447
Impairment of fixed assets	-	505
Loss on disposal of fixed assets	431	334
Paid in kind interest	1,762	696
Changes in:
Inventory	1,110	(466)
Accounts receivable	(468)	(390)
Other current assets and prepaid expenses	683	1,048
Accounts payable	267	399
Accrued expenses	1,127	(6,358)
Operating lease liabilities	(373)	(385)
Net cash used in operating activities	(18,144)	(38,218)

Cash flows from investing activities:
Purchase of marketable securities	(4,053)	(30,878)
Proceeds from sale of marketable securities	1,404	51,656
Security deposits made on operating leases	-	10
Purchase of property and equipment	(1,025)	(5,883)
Net cash (used in)/provided by investing activities	(3,674)	14,905

Cash flows from financing activities:
Proceeds from issuance of common stock through at the market offerings, net	8,135	2,151
Proceeds from the sale of common stock of NeuroNos	700	2,000
Proceeds from issuance of common stock and pre-funded warrants through securities purchase, net	4,500	18,858
Proceeds from issuance of common stock through exercise of warrants	2,869	365
Proceeds from issuance of common stock warrants	90	-
Proceeds from long term loan	14,000	11,324
Debt issuance costs	(996)	-
Payment of loan	(208)	(18,052)
Net cash provided by financing activities	29,090	16,646

Effect of exchange rate changes on cash and cash equivalents	194	(45)

Increase/(decrease) in cash, cash equivalents and restricted cash	7,466	(6,712)
Cash, cash equivalents and restricted cash at beginning of year	4,896	11,608
Cash, cash equivalents and restricted cash at end of year	$12,362	$4,896
Supplemental disclosure of non-cash investing and financing activities:
Debt discount	$1,094	$3,249
Derivative liability	$775	$-
Short term finance liability	$457	$693
Fixed assets recorded in accounts payable and accrued expenses	$398	$396
Right-of-use assets acquired under operating leases	$139	$-
Debt principal balance converted to equity	$1,171	$-
Interest paid	$423	$1,197
Income taxes paid	$-	$-

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

In November 2024, the Company received European CE mark approval of the LungFit PH® system for the following:

●	The treatment of infants >34 weeks gestation with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension, in order to improve oxygenation and to reduce the need for extracorporeal membrane oxygenation; and
●	The treatment of peri- and post-operative pulmonary hypertension in adults and newborn infants, infants and toddlers, children and adolescents, ages 0-17 years in conjunction to heart surgery, in order to selectively decrease pulmonary arterial pressure and improve right ventricular function and oxygenation.

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

With Beyond Air’s focus on NO and its effect on the human condition, the Company has two additional programs that do not utilize the LungFit® system. Through the Company’s majority-owned affiliate Beyond Cancer, Ltd. (“Beyond Cancer”), NO is used to target solid tumors. The LungFit® platform is not utilized for the solid tumor indication due to the need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that is designed to safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program has completed a phase 1a human clinical trial.

On November 4, 2021, Beyond Air reorganized its oncology business into a new private company called Beyond Cancer. Beyond Air’s preclinical oncology team and the exclusive right to the intellectual property portfolio utilizing UNO for the treatment of solid tumors now reside with Beyond Cancer. Beyond Air has 80% ownership in Beyond Cancer.

The second program which does not utilize the LungFit® platform partially inhibits neuronal nitric oxide synthase (“nNOS”) in the brain to treat neurological conditions. The first target indication is autism spectrum disorder (“ASD”). On June 15, 2023, the Company announced that it has entered into an agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (the “University”) to acquire the commercial rights for nNOS inhibitors being developed for the treatment of ASD and other neurological conditions. Currently, there are no FDA-approved therapies specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air will make payments to the University over the three-year period from the date of the agreement for pre-clinical work. Also, the Company will pay a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones.

On March 24, 2025, Beyond Air reorganized its neurology business into a new private company called NeuroNOS. Beyond Air’s infrastructure, for example regulatory, quality, legal, etc., is currently supporting the NeuroNOS team. Beyond Air has 84.75% ownership in NeuroNOS.

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

All share and per share information in these accompanying consolidated financial statements have been retroactively adjusted to reflect the 2025 Reverse Stock Split for all periods presented. In addition, (i) a proportionate adjustment has been made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock, and (ii) the number of shares reserved for issuance pursuant to the 2013 Beyond Air Equity Incentive Plan has been reduced proportionately.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements include the accounts of Beyond Air, Inc. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Company determined that Beyond Cancer Ltd. and its affiliates (“Beyond Cancer”) and NeuroNOS Ltd. and its affiliates (“NeuroNos”) are each a variable interest entity (“VIE”) for which the Company is the primary beneficiary and consolidates in its financial statements. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could significantly differ from those estimates. On an ongoing basis, the Company evaluates its significant estimates and assumptions including expense recognition and accrual assumptions under consulting and clinical trial agreements, stock-based compensation, allowance for credit losses, excess and obsolete inventory reserves, impairment assessments, accounting for licensed rights to use technologies and other long-lived assets, the valuation of warrants, the valuation of derivatives, contingency recognition and accruals and the determination of valuation allowance requirements on deferred tax attributes.

Going Concern, Liquidity and Other Uncertainties

The Company used cash in operating activities of $18.1 million for the year ended March 31, 2026, and has an accumulated deficit attributable to the stockholders of Beyond Air, Inc. of $319.6 million. The Company had cash, cash equivalents and marketable securities of $11.6 million as of March 31, 2026. In addition, $3.4 million of cash is held on deposit by the Company’s contract manufacturer to be applied against future purchases.

The Company expects to incur net losses and have significant cash outflows for at least the next year, including making significant investments in research and development. Management believes these factors raise substantial doubt about the Company’s ability to meet its obligations with cash on hand and concluded that the Company will require additional funding within one year from the date these consolidated financial statements are issued.

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

See Note 15 to the consolidated financial statements for more information regarding leasing arrangements.

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

The Company records the costs of shipping devices and consumables in cost of revenues in its consolidated statements of operations and comprehensive loss.

Accounts Receivable

The Company extends credit to its customers on an unsecured basis. Accounts receivable are recorded at the invoiced amount, based on agreed contract terms, less an allowance for credit losses.

The Company establishes an allowance for accounts receivable that are considered to be at increased risk of becoming uncollectible. When evaluating the adequacy of this allowance for credit losses, the Company considers factors such as, historical collection experience and creditworthiness, the composition of outstanding receivables by customer class, and expected economic conditions and other trends. The Company’s estimates are reflected in the period they are made. The charges recorded for credit losses are reported within Selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss. Receivables are written off against the allowance for credit losses when it is definitively determined that amounts are uncollectible. As of March 31, 2026 and 2025, the allowance for credit losses were $0.1 million and $0, respectively.

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

As of March 31, 2026 and March 31, 2025, the Company’s financial instruments included restricted cash, marketable securities, accounts payable, long-term debt and liability classified warrants. The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash and marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings. The liability classified warrants are recorded at fair value and are included in Level 3 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts as of March 31, 2026 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Mutual funds	$4,901	$4,901	$-	$-
Total assets measured and recorded at fair value	$4,901	$4,901	$-	$-

Liabilities:
Warrant liability	$2	$-	$-	$2
Total liabilities measured and recorded at fair value	$2	$-	$-	$2

The fair value amounts as of March 31, 2025 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Mutual funds	$2,252	$2,252	$-	$-
Total assets measured and recorded at fair value	$2,252	$2,252	$-	$-

Liabilities:
Warrant liability	$38	$-	$-	$38
Total liabilities measured and recorded at fair value	$38	$-	$-	$38

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of March 31, 2026, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains
Mutual funds	$4,901	$39
Total short-term marketable securities	$4,901	$39

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Level 3 Valuation

Warrant liability

The warrant liability is remeasured each reporting period with the change in fair value recorded to other income (expense) in the consolidated statements of operations and comprehensive loss until the warrants are exercised, expired, reclassified or otherwise settled.

The significant assumptions used in valuing the warrants were as follows:

At March 31, 2026	Warrants
Expected term (in years)	2.25
Volatility	132.1%
Risk-free rate	3.8%

At March 31, 2025	Warrants
Expected term (in years)	3.25
Volatility	99.0%
Risk-free rate	3.9%

Derivative liability

The derivative liability represents an embedded redemption feature (embedded put option) that meets the criteria to be classified as a derivative and is bifurcated from the Note (see Note 9). On any trading day during which the Registration Statement (Note 4) remains effective and the Note remains outstanding and (i) any trading price of the Company’s common stock is at least 5% greater than the current Nasdaq minimum price as defined under Nasdaq Rule 5635(d) (the “Nasdaq Minimum Price”) or (ii) the total dollar trading volume has reached $750,000.00, Streeterville may elect to purchase shares of common stock up to the Beneficial Ownership Limitation at a purchase price equal to 85% of the Nasdaq Minimum Price, subject to a floor of $0.39 per share. The aggregate purchase price for these shares shall be offset by an equal amount outstanding under the Note.

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

During January 2026, Streeterville elected to purchase 1.6 million shares of common stock at an average of $0.73 per share which offset principal of approximately $1.2 million outstanding under the Note (Note 9). The fair value of the issued common stock was approximately $3.3 million (Note 4). The Company remeasured the fair value of the derivative liability to $2.2 million immediately prior to the conversion. Accordingly, the embedded derivative was extinguished as of March 31, 2026.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants and derivatives for the years ended March 31, 2026 and March 31, 2025 (in thousands):

	Warrants	Derivative
Balance at March 31, 2024	$275	$1,314
Change in fair value	(237)	(1,314)
Balance at March 31, 2025	$38	$-
Issuance	-	775
Change in fair value	(36)	1,395
Extinguishment	-	(2,170)
Balance at March 31, 2026	$2	$-

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Warrant Liability

The Company classifies warrants as equity for any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies warrants as assets or liabilities for any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). Such warrants are subject to remeasurement at each consolidated balance sheet date and any change in fair value is recognized as a component of other income/expense on the consolidated statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such warrants. At that time, the portion of the warrant liability related to warrants will be reclassified to additional paid-in capital.

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as assets or liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

As of March 31, 2026 and March 31, 2025, restricted cash included approximately $5.6 million and $0.2 million, respectively. Restricted cash as of March 31, 2026 includes $5.4 million of proceeds from the Company’s secured promissory note issued on November 4, 2025 that is required to be held in a restricted account pursuant to the Note Purchase Agreement. Amounts held in the restricted account become available to the Company as the outstanding principal of the Note is repaid (see Note 9).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, A$250,000 in Australia, $25,000 in Bermuda, €100,000 in Ireland and €100,000 in Cyprus. There is currently no official federal depository insurance in Israel. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of March 31, 2026, the Company had greater than $250,000 at United States financial institutions, less than A$250,000 at Australian financial institutions, greater than €100,000 at Irish financial institutions and also has funds on deposit in Israel. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type and restricted cash as shown on the Company’s consolidated statements of cash flows for:

(in thousands)	March 31, 2026	March 31, 2025
Cash and cash equivalents	$6,740	$4,665
Restricted cash	5,622	231
Total cash, cash equivalents and restricted cash	$12,362	$4,896
Marketable securities:
Mutual funds	4,901	2,252
Total marketable securities	$4,901	$2,252

Total cash, cash equivalents, marketable securities and restricted cash	$17,263	$7,148

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

Segment Reporting

Operating segments are defined as components of an entity for which both discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM is the Company’s Chief Executive Officer. The Company’s CODM evaluates performance and allocates resources for all of the Company’s reportable segments based on income/loss from operations. The CODM is involved in determining and reviewing projected income/loss from operations as part of the annual budget process. Throughout the year, the CODM considers forecast to actual results and variances to allocate resources. The CODM also considers this information in strategic decisions related to capital allocations, including investments in assets, research and development activities, and human capital.

The Company’s reportable segments at March 31, 2026 included Beyond Air, Beyond Cancer, and NeuroNos.

The Beyond Air segment includes unallocated corporate expenses associated with the public company fees as well as all corporate related assets and liabilities.

Inventories

Inventories consist primarily of purchased filters, bagging kits, cables, adapters, and other components and accessories required to use the LungFit® PH device held for sale to customers. Inventories are recorded at the lower of cost or net realizable value. Cost comprises direct materials, third-party manufacturing costs and shipping costs incurred to deliver goods to the Company’s central warehouse location. Costs are assigned to individual items of inventory on the basis of weighted average costs. Inventory items are tracked by batch/lot number for specific identification whenever possible.

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, and market conditions and judgment about the anticipated future consumption and the Company’s ability to sell the inventory. At March 31, 2026 and March 31, 2025, excess and obsolescence reserves were $0.4 million and $0.2 million, respectively.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets in accordance with ASC 842, Leases. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative and research development expenses.

The interest rate implicit in the Company’s leases is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate in determining the present value of lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Research and Development

Research and development expenses are charged to the consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. For the years ended March 31, 2026 and March 31, 2025, the Company received $0.1 million and $0.0 million, respectively, in AU Tax Rebates.

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

In consolidating international subsidiaries, balance sheet currency effects are recorded as a component of accumulated other comprehensive income and loss. The accumulated other comprehensive income and loss account includes the cumulative results of translating certain balance sheet assets and liabilities at current exchange rates and some accounts at historical rates. For the year ended March 31, 2026, the Company recorded gains of $0.2 million in accumulated other comprehensive income. For the year ended March 31, 2025, the Company recorded losses of $0.1 million in accumulated other comprehensive loss.

Stock-Based Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Fair value for restricted stock unit awards is valued using the closing price of the Company’s common stock on the date of grant. The grant date fair value is recognized over the requisite service period during which an employee and non-employee is required to provide service in exchange for the award, using the accelerated method with each tranche being expensed over its vesting period. The grant date fair value of employee and non-employee share options is estimated using the Black-Scholes option pricing model. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The Company accounts for forfeitures as they occur. Starting in 2023, Beyond Air used its own historical volatility as an input for expected volatility, but due to Beyond Cancer’s and NeuroNos’ lack of marketability, the Company utilizes the implied volatility based on an aggregate of guideline companies for expected volatility. The Company uses the simplified method to estimate the expected term.

Supplier Concentration

The Company relies on third-party suppliers to provide materials for its devices and consumables.

In the year ended March 31, 2026, the Company purchased approximately 74% and 18% of its materials from two third-party vendors. In the year ended March 31, 2025, the Company purchased approximately 85% of its materials from one third-party vendor.

Customer Concentration

For the year ended March 31, 2026, the Company derived 11% and 10% of its revenues from two customers. For the year ended March 31, 2025, the Company derived 16% and 10% of its revenues from two customers.

Licensed Right to Use Technology

Licensed right to use technology that is considered platform technology with alternative future uses is recorded as an intangible asset and is amortized on a straight-line method over its estimated useful life, determined to be thirteen years.

The expected amortization expense for the next five years and thereafter is as follows for the year ended March 31 (in thousands):

2027	$205
2028	205
2029	205
2030	205
2031	198
Total	$1,018

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

Recoverability of assets that will continue to be used in the Company’s operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimates of future costs. There were no events during the reporting periods that were deemed to be a triggering event that would require an impairment assessment, other than the impairment of $0.5 million recorded during the year ended March 31, 2025 associated with certain R&D assets following Management’s decision to put its VCAP clinical trial on hold.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of March 31, 2026 and March 31, 2025, the Company recorded a valuation allowance to the full extent of the Company’s net deferred tax assets since the likelihood of realization of the benefit does not meet the more-likely-than-not threshold.

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

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to Beyond Air, Inc., by the weighted average number of shares of common stock outstanding for the period. The dilutive effect of outstanding options, warrants, restricted stock and other stock-based compensation awards is reflected in diluted net loss per share by application of the treasury stock method. The calculation of diluted net loss attributed to common stockholders per share excludes all anti-dilutive shares of common stock. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because such shares of common stock are not assumed to have been issued if their effect is anti-dilutive (Note 8).

Variable Interest Entity

As the Company has the power to direct activities of both Beyond Cancer and NeuroNos that most significantly impact their economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations and the non-controlling owners’ 15.25% interest in NeuroNos’ net assets and result of operations are reported as “non-controlling interest” on the Company’s consolidated balance sheets and as “net loss attributable to non-controlling interest” in the Company’s consolidated statements of operations and comprehensive loss.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Tax Disclosures (Topic 740), to enhance the disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company), with early adoption permitted. The Company adopted this standard effective April 1, 2025 prospectively. See Note 11, “Income Taxes,” for further information regarding the Company’s effective income tax.

Recently Issued Accounting Standards Not Yet Adopted

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	March 31, 2026	March 31, 2025

Clinical and medical equipment	$206	$1,048
Equipment deployable as part of a service offering	13,871	13,511
Computer equipment	853	927
Furniture and fixtures	458	506
Leasehold improvements	521	521
	15,909	16,513
Accumulated depreciation	(7,660)	(5,500)
	$8,249	$11,013

Depreciation and amortization for the years ended March 31, 2026 and March 31, 2025 was $3.1 million and $3.0 million, respectively.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 STOCKHOLDERS’ EQUITY

On February 10, 2025, the Company entered into an At-The-Market Equity Offering Sales Agreement with BTIG, Inc. (the “2025 ATM”). Under the 2025 ATM, the Company may sell shares of its common stock having aggregate sales proceeds of up to $35.0 million, from time to time and at various prices. If shares of the Company’s common stock are sold, there is a 2.5% fee paid to the sales agent. Pursuant to the “baby shelf rules” promulgated by the U.S. Securities and Exchange Commission (“SEC”), if the Company’s public float is less than $75.0 million as of specified measurement periods, the number of shares of common stock that may be offered and sold by the Company under a Form S-3 registration statement, including pursuant to the 2025 ATM, in any twelve-month period is limited to an aggregate amount that does not exceed one-third of the Company’s public float. As of March 31, 2026, due to the SEC’s “baby shelf rules,” the Company may currently not sell any shares of common stock pursuant to the 2025 ATM. The Company will remain subject to the “baby shelf rules” under the Form S-3 registration statement until such time as its public float exceeds $75.0 million.

During the year ended March 31, 2026, the Company received net proceeds of $8.1 million from the sale of 2,441,775 shares of common stock through the 2025 ATM. During the year ended March 31, 2025, the Company received net proceeds of $2.1 million from the sale of 337,100 shares of common stock through the 2025 ATM.

On November 4, 2025, the Company entered into an equity purchase agreement (the “Streeterville Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”) for the purchase of up to $20 million of the Company’s shares of Common Stock. In connection with the Streeterville Purchase Agreement, Streeterville and the Company entered into a Registration Rights Agreement, pursuant to which the Company filed a registration statement for the resale of up to 1,600,000 shares of Common Stock (the “Registration Statement”). During January 2026, Streeterville elected to purchase 1.6 million shares of common stock with an average fair market value of $2.09 per share over each issuance date, resulting in approximately $3.3 million recorded to additional paid-in capital.

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

On January 14, 2026, the Company entered into the Securities Purchase Agreement with an institutional investor pursuant to which the Company sold, in a private placement offering, an aggregate of (i) 524,990 shares of common stock (ii) 3,405,828 pre-funded stock purchase warrants, (the “2026 Pre-funded Warrants”) and (iii) 3,930,818 stock purchase warrants (the “2026 Common Warrants” and together with the 2026 Pre-funded Warrants, the “2026 Warrants”). Each common share and accompanying 2026 Common Warrant were sold together at a combined offering price of $1.272 per share, and each 2026 Pre-Funded Warrant was sold at an offering price of $1.2719 per 2026 Pre-funded Warrant for gross proceeds of $5.0 million. The 2026 Pre-Funded Warrants have an exercise price of $0.0001 per share, and the 2026 Common Warrants have an exercise price of $1.147 per share. The private placement offering closed on January 16, 2026. The Company received total net proceeds of $4.5 million after deductions for placement agent commissions and other offering costs of $0.3 million and $0.2 million, respectively, during the year ended March 31, 2026.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Stock Option Plans

The Company’s Eighth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. On November 25, 2025, the Company’s Board of Directors approved an amendment to the 2013 BA Plan to increase the number of shares in the 2013 BA Plan by 850,000, which was approved by the Company’s stockholders at the 2026 annual stockholder meeting on January 30, 2026. The 2013 BA Plan has 1,680,000 shares authorized for issuance. As of March 31, 2025, 894,276 shares were available under the 2013 BA Plan.

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the years ended March 31, 2026 and March 31, 2025 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of March 31, 2024	30,945	$139.60
Granted	-	-
Vested	(12,240)	137.20
Forfeited	(440)	229.60
Unvested as of March 31, 2025	18,265	$139.40
Granted	-	-
Vested	(8,630)	150.26
Forfeited	(150)	137.40
Unvested as of March 31, 2026	9,485	$129.41

Stock-based compensation expense related to these stock issuances for the years ended March 31, 2026 and March 31, 2025 was $0.5 million and $1.0 million, respectively.

As of March 31, 2026, the Company had unrecognized stock-based compensation expense for the restricted stock unit awards in the 2013 BA Plan of approximately $0.3 million, which is expected to be expensed over the weighted average remaining service period of 1.0 years.

As of March 31, 2026, all vested shares had been issued.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Stock Options

The vesting terms of the options issued under the 2013 BA Plan are generally four years and expire ten years from the grant date.

A summary of the change in stock options for the years ended March 31, 2026 and March 31, 2025 is as follows:

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2024	566,645	$88.39	8.0	$760
Granted	227,550	6.06
Exercised	-	-
Forfeited	(54,976)	61.74
Options outstanding as of March 31, 2025	739,219	$9.34	7.9	$-
Granted	94,800	0.92
Exercised	-	-
Forfeited	(77,270)	1.95
Outstanding as of March 31, 2026	756,749	$1.82	7.2	$-
Exercisable as of March 31, 2026	497,591	$1.95	6.3	$-

As of March 31, 2026, the Company had unrecognized stock-based compensation expense for the stock options in the 2013 BA Plan of approximately $1.7 million which is expected to be expensed over the weighted average remaining service period of 1.7 years.

For the years ended March 31, 2026 and March 31, 2025, the weighted average fair value of options granted was $0.80 and $5.03 per share, respectively.

On March 27, 2026, the Company executed a Separation and Release of Claims Agreement with the former CEO, Steven Lisi (“Release Agreement”). All unvested options held by Mr. Lisi as of March 27, 2026, were accelerated and immediately vested, and remain exercisable for twenty-four months from March 27, 2026. The Company recorded $0.1 million of non-cash stock compensation expense reflecting the acceleration of expense recognition of these equity awards.

On November 4, 2025, the Company’s Board of Directors approved a stock option repricing of 726,618 options (the “2026 Option Repricing”), effective November 4, 2025. The 2026 Option Repricing was undertaken in accordance with, and as permitted by, the Company’s 2013 BA Plan. Pursuant to the 2026 Option Repricing, all options granted pursuant to the 2013 BA Plan that are held by Company Board members, officers, and employees expected to continue providing services to the Company were repriced, to the extent such options had an exercise price in excess of $1.95, the closing price per share of the Company’s common stock as reported on The Nasdaq Stock Market on November 3, 2025. All such options were repriced such that the exercise price per share was reduced to $1.95. The modification resulted in incremental stock compensation expense of $0.3 million recognized during the year ended March 31, 2026. There is approximately $0.1 million of unrecognized stock-based compensation expense for the 2026 Option Repricing which is expected to be expensed over the weighted average remaining service period of 1.5 years.

On November 22, 2024, the Company’s Board of Directors approved a stock option repricing (“2025 Option Repricing”), effective November 22, 2024 (“Effective Date”). The 2025 Option Repricing was undertaken in accordance with, and as permitted by, the Company’s Amended 2013 Plan. Pursuant to the 2025 Option Repricing, all options granted pursuant to the Amended 2013 Plan that are held by Company Board members, officers, and employees expected to continue providing services to the Company were repriced, to the extent such options had an exercise price in excess of $10.80, the closing price per share of the Common Stock as reported on The Nasdaq Stock Market on November 22, 2024. As of the Effective Date, all such options were repriced such that the exercise price per share was reduced to $10.80. The modification resulted in incremental stock compensation expense of $0.3 million and $1.6 million recognized during the years ended March 31, 2026 and March 31, 2025, respectively. There is approximately $0.1 million of unrecognized stock-based compensation expense for the 2025 Option Repricing which is expected to be expensed over the weighted average remaining service period of 1.0 years.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The Company’s 2021 Beyond Cancer Ltd. Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer Ltd.’s common stock. The vesting terms of the options issued under the 2021 BC Plan are generally four years and they expire ten years from the grant date. On November 3, 2022, the Company’s Board of Directors approved an amendment to reserve for issuance an additional 2,000,000 shares of common stock. The 2021 BC Plan has 4,000,000 shares authorized for issuance. As of March 31, 2026, 1,745,500 shares were available under the 2021 BC Plan.

A summary of the change in stock options for Beyond Cancer for the years ended March 31, 2026 and March 31, 2025 is as follows:

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2024	3,819,000	$5.50	8.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,002,750)	5.50	-	-
Options outstanding as of March 31, 2025	2,816,250	$5.50	7.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(561,750)	5.50	-	-
Outstanding as of March 31, 2026	2,254,500	$5.50	6.2	$-
Exercisable as of March 31, 2026	1,975,750	$5.50	6.1	$-

As of March 31, 2026, the Company had unrecognized stock-based compensation expense for the stock options in the 2021 BC Plan of approximately $0.4 million which is expected to be expensed over the weighted average remaining service period of 1.0 years.

The Company’s 2023 NeuroNos Ltd. Equity Incentive Plan (the “2023 NNOS Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of NeuroNos Ltd.’s common stock. The vesting terms of the options issued under the 2023 NNOS Plan are generally four years and they expire ten years from the grant date. On March 31, 2025, the Company’s Board of Directors approved to reserve for issuance 1,725,000 shares of common stock. As of March 31, 2026, 465,670 shares were available under the 2023 NNOS Plan.

A summary of the change in stock options for NeuroNos for the years ended March 31, 2026 and March 31, 2025 is as follows:

	Number Of Options	Weighted Average Exercise Price–- Options	Weighted Average Remaining Contractual Life- Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2024	-	$-	-	$-
Granted	1,224,139	0.14	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding as of March 31, 2025	1,224,139	$0.14	9.1	$3,501
Granted	169,913	3.00	-	-
Exercised	-	-	-	-
Forfeited	(134,723)	2.82	-	-
Outstanding as of March 31, 2026	1,259,329	$0.24	8.1	$3,477
Exercisable as of March 31, 2026	622,341	$0.19	8.1	$1,748

As of March 31, 2025, the Company had unrecognized stock-based compensation expense for the stock options in the 2023 NNOS Plan of approximately $0.1 million which is expected to be expensed over the weighted average remaining service period of 1.5 years.

For the years ended March 31, 2026 and March 31, 2025, the weighted average fair value of options granted was $2.38 and $0.11 per share, respectively.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The following was utilized to calculate the fair value of options on the date of grant:

	March 31, 2026	March 31, 2025
Risk -free interest rate	3.7-4.2%	3.6-4.4%
Expected volatility (Beyond Air)	91.6-106.2%	83.6-89.9%
Expected volatility (Beyond Cancer)	N/A %	N/A %
Expected volatility (NeuroNos)	95.0%	95.0%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The Company determined that the fair value per share of NeuroNos’ common stock to be $0.14 at the grant date during the year ended March 31, 2025 based on a third-party valuation, and to be $3.00 at the grant date during the year ended March 31, 2026 based on the valuation of common stock purchased by external investors during the fiscal year.

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock for the years ended March 31, 2026 and March 31, 2025 (in thousands):

	Year Ended
	March 31,
	2026	2025

Research and development	$1,153	$471
General and administrative	4,129	8,675

Total stock-based compensation expense	$5,282	$9,146

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

On November 3, 2025, warrants to purchase up to an aggregate of 512,821 of Company common stock were issued as part of the Amended Loan Agreement with certain lenders including its director Robert Carey at an exercise price of $1.95 per common stock warrant.

On January 16, 2026, warrants to purchase up to an aggregate of 3,930,818 of Company common stock were issued to certain institutional investors at an exercise price of $1.147 per common stock warrant. The warrant exercise price was calculated at the 5-trading day average closing share price as of January 13, 2026.

On January 16, 2026, pre-funded warrants to purchase up to 3,405,828 of Company common stock were issued to certain institutional investors at an exercise price of $0.0001 per common stock warrant. During the year ended March 31, 2026, holders exercised 1,263,215 of these 2026 Pre-Funded Warrants.

A summary of the Company’s outstanding warrants as of March 31, 2026 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

NitricGen agreement	4,000	$138.00	$-	January 2028
Avenue agreement	11,693	$7.59	-	June 2028
March 2024 raise	481,936	$45.00	-	March 2027
Avenue extension agreement	5,000	$25.60	-	June 2029
September 2024 equity offering	555,229	$7.59	-	September 2029
September 2024 debt instrument	1,270,796	$1.95	-	September 2029 / November 2030
September 2025 inducement	719,562	$2.21	-	September 2030
January 2026 equity offering	3,930,818	$1.147	-	January 2031
Subtotal	6,979,034	$5.05	$-

Pre-funded warrants (Sep-2024 offering)	220,006	$0.002	$151	September 2029
Pre-funded warrants (Jan-2026 offering)	2,142,613	$0.0001	$1,479	January 2031
Total	9,341,653	$3.773	$1,630

ESPP

On March 4, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to encourage and to enable eligible employees of the Company, through after-tax payroll deductions, to acquire proprietary interests in the Company through the purchase and ownership of shares of Stock. The ESPP is intended to benefit the Company and its stockholders by (a) incentivizing participants to contribute to the success of the Company and to operate and manage the Company’s business in a manner that will provide for the Company’s long-term growth and profitability and that will benefit its stockholders and other important stakeholders and (b) encouraging participants to remain in the employ of the Company. As of March 31, 2026 and March 31, 2025, no shares were issued under the ESPP.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of other current assets and prepaid expenses as of March 31, 2026 and March 31, 2025 is as follows (in thousands):

	March 31, 2026	March 31, 2025
Research and development	$696	$108
Prepaid insurance	579	817
Prepaid rents and tenant improvement	8	10
Value added tax receivable	105	150
Deposits to secure manufacturing materials	3,420	4,377
Demonstration materials	14	78
Other	190	203
Total other current assets and prepaid expenses	$5,012	$5,743

NOTE 6 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities as of March 31, 2026 and March 31, 2025 is as follows (in thousands):

	March 31, 2026	March 31, 2025
Research and development	$16	$360
Professional fees	252	440
Employee salaries and benefits	465	924
Accrued severance*	696	-
Accrued interest	750	-
Deferred revenue	777	-
Goods received not invoiced	273	98
Other	143	223
Total accrued expenses and other current liabilities	$3,372	$2,045

*	Pursuant to the terms of the Release Agreement with Steve Lisi, former CEO, the Company is obligated to pay Mr. Lisi $650,000 in cash compensation over 12 months. After expected employer taxes and benefits, the Company accrued $0.7 million The Company shall also pay Mr. Lisi COBRA premiums for 12 months, as more specifically described in the Release Agreement. All unvested options and all unvested stock restriction unit awards held by Mr. Lisi as of March 27, 2026, shall be accelerated and shall immediately vest, and shall continue to remain exercisable for twenty-four (24) months from March 27, 2026.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 LEASES

Lease population

The Company leases various office facilities under non-cancelable operating leases that expire at various dates through 2031. The Company does not have any finance leases.

In March 2026, the Company entered into a second amendment to lease of one of its facilities (the “Lease Amendment”). The Lease Amendment extended the lease for an additional three years through May 31, 2029 with fixed monthly base rent amounts through the extended term. The Company accounted for the Lease Amendment on the effective date, resulting in the remeasurement of the operating lease liability with a corresponding adjustment to the right-of-use asset in the amount of $0.1 million.

In April 2025, the Company entered into an agreement to sublease the Beyond Cancer office space in Atlanta, Georgia beginning June 1, 2025 and continuing through September 30, 2026 coinciding with the termination of the existing lease. The sublease has been classified as an operating lease by the Company. Sublease rental income offsets the monthly rental expense from the Company’s lease of the office, and is recorded as reduction of selling, general, and administrative expenses in the Company’s consolidated statements of operation and comprehensive loss.

There were no new leases entered into during the years ended March 31, 2026 and March 31, 2025.

Lease position

The following table summarizes the lease-related assets and liabilities recorded on the Company’s consolidated balance sheets as of March 31, 2026 and March 31, 2025 (in thousands):

	March 31, 2026	March 31, 2025

Right-of-use assets	$1,193	$1,706

Operating lease liability short-term	$321	$396
Operating lease liability long-term	1,023	1,486
Total lease liabilities	$1,344	$1,882

Weighted-average remaining lease term – operating leases	4.5 years	5.0 years
Weighted-average discount rate – operating leases	8.9%	8.3%

Lease costs

The following table summarizes the lease-related costs for the years ended March 31, 2026 and March 31, 2025 (in thousands):

	March 31, 2026	March 31, 2025

Operating lease cost	$505	$539
Short-term lease costs	88	261
Sublease income	(49)	-
Total lease cost	$544	$800

Other lease information

March 31, 2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$532

Non-cash operating lease right-of-use assets obtained in exchange for operating lease liabilities were $0.1 million and $0 million during the years ended March 31, 2026 and March 31, 2025, respectively.

Maturity of Lease Liabilities	Operating Leases
Payments remaining for the year ended March 31:
2027	$419
2028	301
2029	309
2030	268
2031	266
Thereafter	60
Total lease payments	1,623
Less: amount of lease payments representing interest	(279)
Present value of future lease payments	$1,344

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, Earnings Per Share, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive during the years ended March 31, 2026 and March 31, 2025.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common stockholders of Beyond Air, Inc. because their effect would have been anti-dilutive for the periods presented:

	March 31, 2026	March 31, 2025

Common stock warrants	6,979,034	3,254,967
Common stock options	756,749	739,214
Restricted shares	9,485	18,265
Total	7,745,268	4,012,446

The Company’s pre-funded warrants of 2,362,619 and 606,367 as of March 31, 2026 and March 31, 2025, respectively, were included in the calculation of diluted net loss per share.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 LOANS

The following is a summary of long-term debt as of March 31, 2026:

	Loan Agreement	Promissory Note	Total

Principal balance outstanding	$13,500	$12,799	$26,299
Paid in kind interest	2,459	-	2,459
Debt discount	(4,343)	(3,576)	(7,919)
Amortization of debt discount	427	373	800
Total	$12,043	$9,596	$21,639

The following is a summary of long-term debt as of March 31, 2025:

Loan Agreement

Principal balance outstanding	$11,500
Paid in kind interest	696
Debt discount	(3,249)
Amortization of debt discount	250
Total	$9,197

Loan Agreement

On November 1, 2024, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for a secured loan with certain lenders, including its former Chief Executive Officer Steven Lisi and director Robert Carey, for an aggregate principal balance of $11.5 million. The Loan Agreement was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The Loan Agreement provides for the following terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; (v) the Company’s obligations will be secured by substantially all of the Company’s assets and (vi) the Company issued the lenders warrants to purchase shares of the Company’s common stock at an exercise price, adjusted for the 2025 Reverse Stock Split, of $7.59 per share. On November 3, 2025, the parties entered into a waiver agreement pursuant to which the Loan Agreement lenders consented to the Company’s issuance of the Streeterville Note in exchange for reducing the exercise price from $7.59 per share to $1.95 per share.

On June 2, 2025, the Company received $2.0 million of advanced financing from a related party, director Robert Carey who is also an existing lender under its Loan Agreement (“Additional Loans”). On November 3, 2025, the Company amended and restated the original Loan Agreement (as amended, the “Amended Loan Agreement”) to provide for and finalize the terms of the $2.0 million Additional Loans and the issuance of new five-year warrants to purchase up to 512,821 shares of the Company’s common stock (the “Supplemental Warrants”) with an exercise price of $1.95 per share and subject to the same terms and conditions applicable to the existing warrants issued under the original Loan and Security Agreement. The amendment was accounted for as a modification under ASC 470, Debt.

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

During January 2026, Streeterville elected to purchase 1.6 million shares of common stock at an average price of $0.73 per share based on the average closing stock price during the five trading days immediately preceding delivery of the offset notice, which offset principal of approximately $1.2 million outstanding under the Note. The average fair value of the 1.6 million shares of common stock issued during January 2026 was $2.09 per share (Note 4). The difference in the principal offset and the fair value of stock issued of $2.2 million was recorded to the fair value of the embedded derivative liability and subsequent settlement of such feature (Note 2). The conversion of debt to equity through the embedded put feature is treated as a partial extinguishment of the Note, and therefore proportionate amounts of unamortized debt discount and financing costs were written-off during the year ended March 31, 2026, resulting in a loss of $0.2 million recorded within Loss on extinguishment of debt in the consolidated statement of operations and comprehensive loss. In connection with this reduction to the principal balance outstanding, approximately $0.6 million was released from restricted cash during the year ended March 31, 2026.

Pursuant to the contractual terms of the Note, the Company was charged a one-time monitoring fee (as defined within the Note) of $1.9 million that is recognized as part of the Note’s principal outstanding balance on February 4, 2026. The monitoring fee will be credited back to the Company, on a pro-rata basis, if any principal payment is made in cash and certain market conditions are met. The Company determined the monitoring fee is accounted for as an additional debt discount equivalent, with the offsetting increase to the long-term debt principal balance and will be amortized into interest expense over the remaining term of the Note under the effective interest method. If cash principal payments occur in the future, a pro-rata portion of the monitoring fee will be waived, which will reduce the obligation and a gain on extinguishment (or reduction of interest expense) will be recognized at such time.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 LOAN PAYABLE

As of March 31, 2026 and March 31, 2025 in connection with the Company’s insurance policy, a loan was used to finance part of the premium. The details concerning the loan are as follows:

	March 31, 2026	March 31, 2025

Amount outstanding (thousands)	$401	$579
Monthly payments (thousands)	$59	$117
Number of monthly payments remaining	7	5
Interest rate	6.60%	6.25%
Due date	October 2026	August 2025

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 INCOME TAXES

As of March 31, 2026, the Company has approximately $185.0 million, $30.9 million, $10.2 million and $3.5 million of net operating losses (“NOL”) carryforwards for U.S. federal, Israeli, Irish and Cypriot tax purposes, respectively. The U.S. federal NOL carryforwards of approximately $1.4 million, which were generated prior to March 2018 expire starting in 2035 through 2037. The NOL of approximately $183.6 million can be carried forward indefinitely but limited to offset 80% of taxable income. The entire NOL for Israel, Ireland and Australia can be carried forward indefinitely. The Company also has state NOL carryforwards in the amount of approximately $89.6 million expiring during the years from 2036 to 2043. The Tax Cuts and Jobs Act of 2017 (“TCJA”) has modified the Internal Revenue Code (“IRC”) 174 expenses related to research and development for tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a gross deferred tax asset of $27.2 million.

The Company also has R&D tax credits of $3.3 million expiring during the years from 2038 to 2042. The Company has not, as yet, conducted a study of R&D credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards. The Company assessed its uncertain tax positions and determined that a 25% reserve on federal research and development credit is appropriate and in line with industry standards. As of March 31, 2026, the total amount of unrecognized tax benefits was $0.8 million, exclusive of interest and penalties. A full valuation allowance has been provided against the Company’s R&D credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets and the consolidated statements of operations and comprehensive loss if an adjustment were required. No estimated interest or penalties related to unrecognized tax benefits have been recorded as of March 31, 2026.

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

The components of net loss before the provision for income taxes are as follows (in thousands):

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025
Domestic	$(27,066)	$(42,186)
Foreign	(7,268)	(6,293)
Total	$(34,334)	$(48,479)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	March 31, 2026	March 31, 2025
Net operating loss carryforwards	$55,607	$48,702
Research and development tax credits	2,506	2,197
Research and development tax credit capitalization	6,572	8,066
Other	(111)	(15)
Depreciation	(1,803)	(2,337)
Stock-based compensation	6,714	7,556
Reserves and accruals	33	36
Right-of-use asset	(282)	(298)
Lease liability	314	333

Net deferred tax	69,550	64,240
Valuation allowance	(69,550)	(64,240)
Net deferred tax asset	$-	$-

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 INCOME TAXES (continued)

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal enacted statutory income tax rate of 21% for the year ended March 31, 2026:

	Year Ended
	March 31, 2026
	Amount	Percent
U.S. federal statutory tax rate	$(7,210)	21.00%
Current state and local income taxes, net of federal benefit	-	-
Foreign Tax Effects
Ireland
Change in valuation allowance	440	(1.28)
Other	235	(0.69)
Israel
Change in valuation allowance	371	(1.08)
Other	101	(0.29)
Other foreign jurisdictions	88	(0.26)
Tax credits
Research and development tax credits	(308)	0.90
Changes in valuation allowance	3,759	(10.95)
Effect of cross-border tax laws
Subpart F Income	7	(0.02)
Nontaxable or nondeductible items
Share-based payment awards	1,878	(5.47)
Other	293	(0.85)
Other adjustments	346	(1.01)

Provision for income taxes	$-	0.00%

A reconciliation of income tax expense calculated at the federal enacted statutory income tax rate of 21% is as follows for the year ended March 31 2025:

March 31, 2025
Federal income tax at statutory rate	21.00%
State income tax, net of federal benefit	2.73
Permanent items	0.58
Non-deductible compensation	(10.45)
Change in valuation allowance	(10.46)
Research and development tax credits	0.12
Foreign tax rate differential	(0.65)
Other	(2.87)
Change to foreign NOL’s	-
Effective income tax expense rate	0.00%

Taxes paid across all jurisdictions were immaterial for all periods presented.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes significant tax provisions, including the permanent extension of certain provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”), modifications to the international tax framework, and the restoration of favorable tax treatment for certain business expenditures. The legislation contains multiple effective dates, with certain provisions effective for tax years beginning in 2025 and others phased in through 2027.

The Company has evaluated the provisions of the OBBBA and their applicability to its operations. Based on this assessment, the OBBBA did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended March 31, 2026. The Company will continue to monitor regulatory guidance and assess the potential impact of provisions with future effective dates on its consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 COMMITMENTS AND CONTINGENCIES

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

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $0.1 million upon the execution of the NitricGen Agreement, $0.1 million upon achieving the next milestone and $1.5 million in January 2023, six months after approval of the LungFit® by the FDA, and issued 100,000 warrants to purchase the Company’s common stock valued at $0.3 million upon executing the NitricGen Agreement. As of March 31, 2026, the remaining future milestone payments total $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement with an initial expiration date of December 31, 2024. The Company has opened several non-cancellable purchase orders and the outstanding amount remaining under the purchase order as of March 31, 2026 was approximately $0.5 million with this supplier. This supplier holds $3.4 million of restricted cash to partially secure materials on the Company’s behalf recorded in other current assets and prepaid expenses. This agreement will expire on March 31, 2027. At that time all excess inventory will be returned to the Company and any excess restricted cash will be released.

The Company entered into a new supply agreement with Plexus Corp. for the manufacturing of its second generation device and service of all devices beginning on April 1, 2027.

Contingencies

From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on its financial position, cash flows or results of operations.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 SEGMENTS

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

On March 24, 2025, the Company announced that Beyond Air and NeuroNos Limited agreed to terms to which the Company, through its subsidiaries would be licensing certain intellectual property and other assets related to, or necessary for the development, commercialization, manufacture and distribution of certain neurological treatment products and/or technologies to a subsidiary of the Company (the “2025 Transaction”). In connection and concurrently with the closing of the 2025 Transaction, NeuroNos issued and sold common shares, par value $0.001 to certain investors pursuant to a subscription agreement (the “2025 Offering”). The 2025 Offering consisted of an aggregate of 666,667 common shares of NeuroNos at a purchase price of $3.00 per share. On March 31, 2025, the offered shares had been purchased for a total of $2.0 million for 11.76% of the equity in NeuroNos. During the year ended March 31, 2026, an additional 233,333 common shares of NeuroNos were issued and sold to certain investors at a purchase price of $3.00 per share. As of March 31, 2026, 15.25% of the equity in NeuroNos was held by non-controlling interests. Beyond Air retained 84.75% ownership of NeuroNos and will have exclusive right to the intellectual property portfolio for the regulation of nitric oxide as it relates to neurological therapies. NeuroNos will pay Beyond Air a single digit royalty on all future revenues.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 SEGMENTS (continued)

The following table summarizes segment financial information by business segment for the year ended and at March 31, 2026:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Capital expenditures	$1,024	$-	$2	$1,026

Revenues	$7,679	$-	$-	$7,679
Cost of revenues	(7,427)	-	-	(7,427)
Research and development	(7,677)	(1,170)	(1,394)	(10,241)
Selling, general, and administrative	(15,418)	(2,207)	(1,430)	(19,055)
Loss from operations	(22,843)	(3,377)	(2,824)	(29,044)
Interest and finance expense	(3,515)	-	-	(3,515)
Other non-operating income/(expense)	(1,668)	(323)	216	(1,775)
Net loss before income taxes	$(28,026)	$(3,700)	$(2,608)	$(34,334)
Operating activities included in net loss:
Depreciation and amortization	$3,228	$23	$-	$3,251
Stock-based compensation expense	$3,813	$1,373	$96	$5,282

Cash used in operations	$(14,775)	$(1,314)	$(2,055)	$(18,144)
Cash used in (provided by) investing	(4,660)	988	(2)	(3,674)
Cash provided by financing	28,390	-	700	29,090
Impact of exchange rates	228	164	(198)	194
Net change for the year	$9,183	$(162)	$(1,555)	$7,466

The following table summarizes segment financial information by business segment for the year ended and at March 31, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Capital expenditures	$5,859	$24	$-	$5,883

Revenues	$3,705	$-	$-	$3,705
Cost of revenues	(5,368)	-	-	(5,368)
Research and development	(13,780)	(3,062)	(15)	(16,857)
Selling, general, and administrative	(19,565)	(6,344)	(108)	(26,017)
Loss from operations	(35,008)	(9,406)	(123)	(44,537)
Interest and finance expense	(3,019)	-	-	(3,019)
Other non-operating income/(expense)	(1,132)	209	-	(923)
Net loss before income taxes	$(39,159)	$(9,197)	$(123)	$(48,479)
Operating activities included in net loss:
Depreciation and amortization	$3,143	$61	$-	$3,204
Stock-based compensation expense	$7,920	$1,154	$72	$9,146

Cash used in operations	$(29,599)	$(8,619)	$-	$(38,218)
Cash provided by investing	11,844	3,061	-	14,905
Cash provided by financing	14,646	-	2,000	16,646
Impact of exchange rates	(39)	(6)	-	(45)
Net change for the year	$(3,148)	$(5,564)	$2,000	$(6,712)

The following table summarizes financial information by business segment at March 31, 2026:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Cash, cash equivalents and marketable securities	$10,140	$1,043	$458	$11,641
All other assets	23,901	(219)	62	23,744
Total assets	$34,041	$824	$520	$35,385
Total liabilities	(28,224)	(378)	(573)	(29,175)
Net assets	$5,817	$446	$(53)	$6,210
Non-controlling interest	$-	$64	$20	$84

The following table summarizes financial information by business segment at March 31, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Cash, cash equivalents and marketable securities	$2,750	$2,167	$2,000	$6,917
All other assets	22,116	1,029	-	23,145
Total assets	$24,866	$3,196	$2,000	$30,062
Total liabilities	(15,082)	(589)	(50)	(15,721)
Net assets	$9,784	$2,607	$1,950	$14,341
Non-controlling interest	$-	$529	$229	$758

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 RELATED PARTY TRANSACTIONS

With the exception of the related party transactions referred to in Note 4 and Note 9, there were no additional related party transactions in the fiscal years ended March 31, 2026 and March 31, 2025.

NOTE 15 LEASE REVENUES

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

The Company recognized $6.2 million and $3.7 million in LungFit® PH lease revenues for the years ended March 31, 2026 and March 31, 2025, respectively, reported as revenues in the consolidated statements of operations and comprehensive loss. The Company received approximately $5.8 million and $3.2 million in cash associated with leases which the Company is the lessor for the years ended March 31, 2026 and March 31, 2025, respectively.

The following schedule presents the minimum future lease payments under the LungFit® PH lease arrangements that were in place as of March 31, 2026 (in thousands):

Future lease payments under the LungFit® PH lease arrangements (in thousands)	March 31

2027	$4,919
2028	3,512
2029	1,560
Total	$9,991

The LungFit® PH devices are included in Property and Equipment (Note 3) and have the useful life of five years. Depreciation expense related to leased LungFit® PH devices was $2.7 million and $2.3 million for the years ended March 31, 2026 and March 31, 2025, respectively.

The depreciation expense related to customer leased devices is included in the cost of revenues in the consolidated statements of operations and comprehensive loss.

Capitalized sales commissions

Sales commissions related to obtaining LungFit® PH lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Total capitalized costs for the years ended March 31, 2026 and March 31, 2025 were immaterial.

NOTE 16 SUBSEQUENT EVENTS

On June 24, 2026, the Company’s Board of Directors approved a change in Company’s fiscal year from the twelve-month period ending on March 31 to the twelve-month period ending on December 31 of each year. The Company will complete a transition period commencing on April 1, 2026, and ending on December 31, 2026, after which the Company’s fiscal years shall consist of the twelve-month periods ending on December 31 of each calendar year.

