Form 10-Q
period 2026-06-30
Beyond Air, Inc.
filed 2026-08-13
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 957,631 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED JUNE 30, 2026

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,509	$6,740
Marketable securities	4,303	4,901
Restricted cash	5,405	5,622
Accounts receivable, net	1,140	1,086
Inventory, net	1,292	1,406
Other current assets and prepaid expenses	5,200	5,012
Total current assets	22,849	24,767

Licensed right to use technology	966	1,018
Right-of-use lease assets	1,066	1,193
Property and equipment, net	7,916	8,249
Other assets	94	158
TOTAL ASSETS	$32,891	$35,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,455	$2,417
Accrued expenses and other current liabilities	3,998	3,372
Operating lease liability, current portion	223	321
Loans payable, current portion	231	401
Total current liabilities	6,907	6,511

Operating lease liability, net	977	1,023
Long-term debt, net	22,167	21,639
Warrant liability	1	2
Total liabilities	30,052	29,175

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 500,000,000 shares authorized, 743,418 and 589,639 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively (1)	-	-
Treasury stock	(25)	(25)
Additional paid-in capital	329,415	325,588
Accumulated deficit	(327,506)	(319,571)
Accumulated other comprehensive income	113	134
Total stockholders’ equity attributable to Beyond Air, Inc	1,997	6,126
Non-controlling interest	842	84
Total stockholders’ equity	2,839	6,210
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,891	$35,385

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2026. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share data)

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2026	2025

Revenues	$1,768	$1,760

Cost of revenues	1,543	1,604

Gross profit	225	156

Operating expenses:

Research and development	1,959	3,086
Selling, general and administrative	4,878	4,687
Total operating expenses	6,837	7,773

Loss from operations	(6,612)	(7,617)

Other income/(expense):
Dividend/interest income	103	28
Interest and finance expense	(1,492)	(548)
Change in fair value of warrant liability	1	17
Foreign exchange gain/(loss)	40	(41)
Loss on extinguishment of debt	(153)	-
Loss on disposal of fixed assets	(52)	(11)
Other income	11	94
Total other expense	(1,542)	(461)

Loss before income taxes	(8,154)	(8,078)

Provision for income taxes	-	-

Net loss	$(8,154)	$(8,078)

Less: net loss attributable to non-controlling interest	(219)	(387)

Net loss attributable to Beyond Air, Inc.	$(7,935)	$(7,691)

Other comprehensive income/(loss), net of tax
Foreign currency translation adjustment	(21)	127

Comprehensive loss attributable to Beyond Air, Inc.	$(7,956)	$(7,564)

Net basic and diluted loss per share attributable to Beyond Air, Inc. (1)	$(11.00)	$(30.67)

Weighted average number of shares of common stock outstanding - basic and diluted (1)	721,328	250,747

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2026. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2026

(in thousands, except share data)

	Common Stock (1)		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive (loss)	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2026	589,639	$-	$(25)	$325,588	$(319,571)	$134	$84	$6,210
Issuance of common stock for warrant exercise	95,000	-	-	-	-	-	-	-
NNOS Issuance of stock	-	-	-	2,361	-	-	867	3,228
Issuance of common stock – 2026 Reverse Stock Split rounding	87	-	-	-	-	-	-	-
Issuance of common stock for conversion of debt	58,692	-	-	540	-	-	-	540
Stock-based compensation	-	-	-	926	-	-	110	1,036
Other comprehensive loss	-	-	-	-	-	(21)	-	(21)
Net loss	-	-	-	-	(7,935)	-	(219)	(8,154)
Balance as of June 30, 2026	743,418	$-	$(25)	$329,415	$(327,506)	$113	$842	$2,839

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2026. See Note 1, Organization and Business for details.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2025

(in thousands, except share data)

	Common Stock (1)		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive (loss)	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income	Interest	Equity
Balance as of April 1, 2025	206,427	$-	$(25)	$299,990	$(286,322)	$(60)	$758	$14,341
Issuance of common stock – At The Market equity offering	28,235	-	-	2,441	-	-	-	2,441
Issuance of common stock - 2025 Reverse Stock Split rounding	3	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	1,467	-	-	110	1,577
Other comprehensive income	-	-	-	-	-	127	-	127
Net loss	-	-	-	-	(7,691)	-	(387)	(8,078)
Balance as of June 30, 2025	234,665	$-	$(25)	$303,898	$(294,013)	$67	$481	$10,408

(1)	Prior period results have been adjusted to reflect the one-for-twenty stock split in July 2026. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	For the Three Months Ended
	June 30,
	2026	2025

Cash flows from operating activities
Net loss	$(8,154)	$(8,078)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	746	754
Amortization of licensed right to use technology	51	51
Stock-based compensation	1,036	1,577
Amortization of debt discount and accretion of debt issuance costs	431	54
Change in fair value of warrant liability	(1)	(17)
Amortization of operating lease assets	123	121
Paid in kind interest	484	389
Provision for inventory losses	22	104
Provision for bad debt	91	-
Foreign currency adjustments	3	(128)
Loss on extinguishment of debt	153	-
Loss on disposal of fixed assets	52	11
Unrealized (gain)/loss on marketable securities	2	(9)
Changes in:
Inventory	196	188
Accounts receivable	(145)	(94)
Other current assets and prepaid expenses	(196)	617
Accounts payable	(321)	(708)
Accrued expenses	625	691
Operating lease liabilities	(144)	(49)
Net cash used in operating activities	(4,946)	(4,526)

Cash flows from investing activities
Purchase of marketable securities	(40)	(3)
Proceeds from sale of marketable securities	637	777
Security deposits from leases	72	-
Purchase of property and equipment	(208)	(198)
Net cash provided by investing activities	461	576

Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings	-	2,441
Proceeds from NeuroNos investment	3,228	-
Proceeds from long term loan	-	2,000
Payment of loans	(170)	(375)
Net cash provided by financing activities	3,058	4,066

Effect of exchange rate changes on cash and cash equivalents	(21)	127

Increase/(decrease) in cash, cash equivalents and restricted cash	(1,448)	243
Cash, cash equivalents and restricted cash at beginning of period	12,362	4,896
Cash, cash equivalents and restricted cash at end of period	$10,914	$5,139

Supplemental disclosure of non-cash investing and financing activities
Conversion of debt principal balance to equity	$500	$-
Fixed assets included in accounts payable and accrued expenses	$361	$-

Supplemental disclosure of cash flow items:
Interest paid	$116	$96
Income taxes paid	$-	$-

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

On March 24, 2025, Beyond Air reorganized its neurology business into a new private company called NeuroNOS. Beyond Air’s infrastructure, for example regulatory, quality, legal, etc., is currently supporting the NeuroNOS team. As of June 30, 2026, Beyond Air has 71.6% ownership in NeuroNOS.

The Company’s current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the European Union (the “EU”), as well as comparable foreign regulatory authorities’ reviews or approvals in other countries or regions.

On July 13, 2026, the Company effectuated a one-for-twenty (1:20) reverse stock split (the “2026 Reverse Stock Split”). The Company’s common stock began trading on the Nasdaq Stock Market on a split-adjusted basis on July 13, 2026. There was no change to the number of authorized shares of the Company’s common stock or the par value per share of common stock. Any fraction of a share of common stock created as a result of the 2026 Reverse Stock Split was rounded up to the nearest whole share.

All share and per share information in these accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the 2026 Reverse Stock Split for all periods presented. In addition, (i) a proportionate adjustment has been made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock, and (ii) the number of shares reserved for issuance pursuant to the 2013 Beyond Air Equity Incentive Plan has been reduced proportionately.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to the Form 10-Q. Accordingly, they do not include all the information and footnotes required to be presented for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026 (the “2026 Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2026.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of all of the Company’s subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. As the Company has both the power to direct activities of Beyond Cancer Ltd. and its affiliates (“Beyond Cancer”) and of NeuroNOS Ltd. and its affiliates (“NeuroNos”) that most significantly impact these entities’ economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations and the 28.4% interest in NeuroNos’ net assets and result of operations is reported as “non-controlling interest” on the Company’s unaudited condensed consolidated balance sheets and as “net loss attributable to non-controlling interest” in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

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

Going Concern, Liquidity and Other Uncertainties

The Company used cash in operating activities of $4.9 million for the three months ended June 30, 2026, and has an accumulated deficit attributable to the stockholders of Beyond Air, Inc. of $327.5 million. The Company had cash, cash equivalents and marketable securities of $9.8 million as of June 30, 2026. In addition, $3.4 million of cash is held on deposit by the Company’s contract manufacturer to be applied against future purchases.

The Company expects to incur net losses and have significant cash outflows for at least the next year, including making significant investments in research and development. Management believes these factors raise substantial doubt about the Company’s ability to meet its obligations with cash on hand and concluded that the Company will require additional funding within one year from the date these unaudited condensed consolidated financial statements are issued.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Fair Value Measurements

As of June 30, 2026 and March 31, 2026, the Company’s financial instruments included restricted cash, marketable securities, accounts payable, long-term debt and liability classified warrants. The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash and marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings. The liability classified warrants are recorded at fair value and are included in Level 3 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts as of June 30, 2026 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Mutual funds	$4,303	$4,303	$-	$-
Total assets measured and recorded at fair value	$4,303	$4,303	$-	$-

Liabilities:
Warrant liability	$1	$-	$-	$1
Total liabilities measured and recorded at fair value	$1	$-	$-	$1

The fair value amounts as of March 31, 2026 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Mutual funds	$4,901	$4,901	$-	$-
Total assets measured and recorded at fair value	$4,901	$4,901	$-	$-

Liabilities:
Warrant liability	$2	$-	$-	$2
Total liabilities measured and recorded at fair value	$2	$-	$-	$2

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of June 30, 2026, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains
Mutual funds	$4,303	$38
Total short-term marketable securities	$4,303	$38

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

The significant assumptions used in valuing the warrants were as follows:

At June 30, 2026	Warrants
Expected term (in years)	2.0
Volatility	128.9%
Risk-free rate	4.1%

At March 31, 2026	Warrants
Expected term (in years)	2.25
Volatility	132.1%
Risk-free rate	3.8%

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants for the three months ended June 30, 2026 (in thousands):

Warrants
Balance at March 31, 2026	$2
Change in fair value	(1)
Balance at June 30, 2026	$1

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

As of June 30, 2026 and March 31, 2026, restricted cash included approximately $5.4 million and $5.6 million, respectively. Restricted cash as of June 30, 2026 includes $5.2 million of proceeds from the Company’s secured promissory note issued on November 4, 2025 that is required to be held in a restricted account pursuant to the Note Purchase Agreement. Amounts held in the restricted account become available to the Company as the outstanding principal of the Note is repaid (Note 9).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, A$250,000 in Australia, $25,000 in Bermuda, €100,000 in Ireland and €100,000 in Cyprus. There is currently no official federal depository insurance in Israel. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of June 30, 2026, the Company had greater than $250,000 at United States financial institutions, less than A$250,000 at Australian financial institutions, greater than €100,000 at Irish financial institutions and also has funds on deposit in Israel. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type, and restricted cash as shown on the Company’s condensed consolidated statements of cash flows:

(in thousands)	June 30, 2026	March 31, 2026
Cash and cash equivalents	$5,509	$6,740
Restricted cash	5,405	5,622
Total cash, cash equivalents and restricted cash	$10,914	$12,362
Marketable securities:
Mutual funds	4,303	4,901
Total marketable securities	$4,303	$4,901

Total cash, cash equivalents, marketable securities and restricted cash	$15,217	$17,263

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Research and Development

Research and development expenses are charged to the unaudited condensed consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. For the three months ended June 30, 2026 and June 30, 2025, the Company received $0 million and $0 million, respectively, in AU Tax Rebates.

Supplier Concentration

The Company relies on third-party suppliers to provide materials for its devices and consumables.

For the three months ended June 30, 2026, the Company purchased approximately 90% of its materials from one third-party vendor. For the three months ended June 30, 2025, the Company purchased approximately 89% of its materials from two third-party vendors, with these vendors representing 56% and 33%, respectively.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheets as of June 30, 2026 and March 31, 2026 in accordance with ASC 842, Leases. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	June 30, 2026	March 31, 2026

Clinical and medical equipment	$206	$206
Equipment deployable as part of a service offering	14,307	13,871
Computer equipment	840	853
Furniture and fixtures	418	458
Leasehold improvements	378	521
	16,149	15,909
Accumulated depreciation	(8,233)	(7,660)
	$7,916	$8,249

Depreciation and amortization for the three months ended June 30, 2026 and June 30, 2025 was $0.8 million for each period.

NOTE 4 STOCKHOLDERS’ EQUITY

On November 4, 2025, the Company entered into an equity purchase agreement (the “Streeterville Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”) for the purchase of up to $20 million of the Company’s shares of common stock. In connection with the Streeterville Purchase Agreement, Streeterville and the Company entered into a Registration Rights Agreement, pursuant to which the Company filed a registration statement for the resale of up to 80,000 shares of common stock (the “Registration Statement”).

Pursuant to the Streeterville Purchase Agreement (so long as there is no balance outstanding on the Note) (Note 9), the Company has the right, but not the obligation, to direct Streeterville, by delivery to Streeterville of a put notice from time to time during a period of up to two years, to purchase shares of common stock (i) in a minimum amount not less than $25,000, and (ii) in a maximum amount up to the median daily trading volume of the common stock during the five trading days immediately preceding delivery of the put notice, or such other greater amount mutually agreed upon by the parties; provided, however, that the number of put shares shall not exceed the beneficial ownership limitation, of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to a put notice.

During the three months ended June 30, 2026, the Company and Streeterville entered into various exchange agreements on the Note, pursuant to which the Company delivered 58,692 shares of common stock to Streeterville with an average fair market value of $9.20 per share over each issuance date, resulting in approximately $0.5 million recorded to additional paid-in capital.

Stock Option Plans

The Company’s Eighth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. The 2013 BA Plan has 84,000 shares authorized for issuance. As of June 30, 2026, 44,359 shares were available under the 2013 BA Plan.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the three months ended June 30, 2026 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of March 31, 2026	475	$2,588.20
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of June 30, 2026	475	$2,588.20

Stock-based compensation expense related to these stock issuances for the three months ended June 30, 2026 and June 30, 2025 was $0.1 million and $0.2 million, respectively.

As of June 30, 2026, the Company had unrecognized stock-based compensation expense for the restricted stock unit awards in the 2013 BA Plan of approximately $0.2 million, which is expected to be expensed over the weighted average remaining service period of 0.7 years.

As of June 30, 2026, all vested shares had been issued.

Stock Options

The vesting terms of the options issued under the 2013 BA Plan are generally four years and expire ten years from the grant date.

A summary of the change in stock options for the three months ended June 30, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of March 31, 2026	37,966	$36.42	7.2	$-
Granted	575	8.92	-	-
Exercised	-	-	-	-
Forfeited	(364)	38.30	-	-
Outstanding as of June 30, 2026	38,177	$35.99	7.0	$-
Exercisable as of June 30, 2026	24,807	$39.00	6.0	$-

As of June 30, 2026, the Company had unrecognized stock-based compensation expense for the stock options in the 2013 BA Plan of approximately $1.0 million, which is expected to be expensed over the weighted average remaining service period of 1.5 years.

For the three months ended June 30, 2026, the weighted average fair value of options granted, adjusted for the 2026 Reverse Stock Split, was $7.48 per share.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer’s common shares. The vesting terms of the options issued under the 2021 BC Plan are generally four years and they expire ten years from the grant date. On November 3, 2022, the Company’s Board of Directors approved an amendment to reserve for issuance an additional 2,000,000 shares of common stock. The 2021 BC Plan has 4,000,000 shares authorized for issuance. As of June 30, 2026, 1,771,250 common shares were available under the 2021 BC Plan.

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2026	2,254,500	$5.50	6.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(25,750)	5.50	-	-
Outstanding as of June 30, 2026	2,228,750	$5.50	5.9	$-
Exercisable as of June 30, 2026	2,087,500	$5.50	5.9	$-

As of June 30, 2026, the Company had unrecognized stock-based compensation expense for the stock options in the 2021 BC Plan of approximately $0.1 million, which is expected to be expensed over the weighted average remaining service period of 1.0 years.

The Company’s 2023 NeuroNos Ltd. Equity Incentive Plan (the “2023 NNOS Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of NeuroNos Ltd.’s common stock. The vesting terms of the options issued under the 2023 NNOS Plan are generally four years and they expire ten years from the grant date. On March 31, 2025, the Company’s Board of Directors approved to reserve for issuance 1,725,000 shares of common stock. As of June 30, 2026, 446,149 shares were available under the 2023 NNOS Plan.

A summary of the change in stock options for NeuroNos for the three months ended June 30, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2026	1,259,329	$0.24	8.1	$3,477
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(478)	3.00	-	-
Outstanding as of June 30, 2026	1,258,851	$0.24	7.8	$3,477
Exercisable as of June 30, 2026	851,363	$0.18	7.8	$2,404

As of June 30, 2026, the Company had unrecognized stock-based compensation expense for the stock options in the 2023 NNOS Plan of approximately $0.1 million, which is expected to be expensed over the weighted average remaining service period of 0.5 years.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The following was utilized to calculate the fair value of options on the date of grant:

	June 30, 2026	June 30, 2025
Risk-free interest rate	4.26%	4.0 – 4.2%
Expected volatility (Beyond Air)	103.9%	91.6 – 95.7%
Expected volatility (Beyond Cancer)	N/A %	N/A %
Expected volatility (NeuroNos)	N/A %	95%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock units for the three months ended June 30, 2026 and June 30, 2025:

	Three Months Ended
(in thousands)	June 30,
	2026	2025

Research and development	$110	$300
General and administrative	926	1,277
Total stock-based compensation expense	$1,036	$1,577

Warrants

During the three months ended June 30, 2026, holders exercised 95,000 of the 2026 Pre-Funded Warrants.

A summary of the Company’s outstanding warrants as of June 30, 2026 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

NitricGen agreement	200	$2,760.00	$-	January 2028
Avenue agreement	585	$151.72	-	June 2028
March 2024 raise	24,108	$900.00	-	March 2027
Avenue extension agreement	250	$512.00	-	June 2029
September 2024 equity offering	27,764	$151.72	-	September 2029
September 2024 debt instrument	63,542	$39.00	-	September 2029 / November 2030
September 2025 inducement	35,982	$44.20	-	September 2030
January 2026 equity offering	196,542	$22.94	-	January 2031
Subtotal	348,973	$101.03	$-

Pre-funded warrants (Sep-2024 offering)	11,002	$0.040	$98	September 2029
Pre-funded warrants (Jan-2026 offering)	12,131	$0.002	$108	January 2031
Total	372,106	$94.75	$206

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of other current assets and prepaid expenses as of June 30, 2026 and March 31, 2026 is as follows (in thousands):

	June 30, 2026	March 31, 2026
Research and development	$1,040	$696
Prepaid insurance	410	579
Prepaid rents and tenant improvement	6	8
Value added tax receivable	92	105
Deposits to secure manufacturing materials	3,420	3,420
Demonstration materials	26	14
Other	206	190
Total other current assets and prepaid expenses	$5,200	$5,012

NOTE 6 ACCRUED EXPENSES

A summary of the accrued expenses and other current liabilities as of June 30, 2026 and March 31, 2026 is as follows (in thousands):

	June 30, 2026	March 31, 2026
Research and development	$37	$16
Professional fees	267	252
Employee salaries and benefits	737	465
Accrued severance	563	696
Accrued interest	1,321	750
Deferred revenue	742	777
Goods received not invoiced	132	273
Other	199	143
Total accrued expenses and other current liabilities	$3,998	$3,372

NOTE 7 BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK

In accordance with ASC 260, Earnings Per Share, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive during the three months ended June 30, 2026 and June 30, 2025.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	June 30, 2026	June 30, 2025

Common stock warrants	348,973	162,768
Common stock options	38,177	36,545
Restricted shares	475	912
Total	387,625	200,225

The Company’s pre-funded warrants of 23,133 and 30,321 as of June 30, 2026 and June 30, 2025, respectively, were included in the calculation of diluted net loss per share.

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

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $0.1 million upon the execution of the NitricGen Agreement, $0.1 million upon achieving the next milestone and $1.5 million in January 2023, six months after approval of the LungFit® by the FDA) and issued 100,000 warrants to purchase the Company’s common stock valued at $0.3 million upon executing the NitricGen Agreement. As of June 30, 2026 the remaining future milestone payments total $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement with an initial expiration date of December 31, 2024. The Company has non-cancellable purchase orders of approximately $2.7 million with this supplier, as of June 30, 2026. This supplier holds $3.4 million of deposits to partially secure materials on the Company’s behalf recorded in other current assets and prepaid expenses. This agreement will expire on December 31, 2027. At that time all excess inventory will be returned to the Company and any excess restricted cash will be released.

The Company entered into a new supply agreement with Plexus Corp. for the manufacturing of its second generation device beginning on April 1, 2027. The Company has non-cancellable purchase orders of approximately $2.7 million with this supplier, as of June 30, 2026.

Contingencies

From time to time, we are involved in various legal matters arising in the normal course of business. We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 LOANS

The following is a summary of long-term debt as of June 30, 2026:

	Loan Agreement	Promissory Note	Total

Principal balance outstanding	$13,500	$12,299	$25,799
Paid in kind interest	2,943	-	2,943
Debt discount	(4,343)	(3,463)	(7,806)
Amortization of debt discount	512	719	1,231
Total	$12,612	$9,555	$22,167

The following is a summary of long-term debt as of March 31, 2026:

	Loan Agreement	Promissory Note	Total

Principal balance outstanding	$13,500	$12,799	$26,299
Paid in kind interest	2,459	-	2,459
Debt discount	(4,343)	(3,576)	(7,919)
Amortization of debt discount	427	373	800
Total	$12,043	$9,596	$21,639

Loan Agreement

On November 1, 2024, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for a secured loan with certain lenders, including its former Chief Executive Officer Steven Lisi and director Robert Carey, for an aggregate principal balance of $11.5 million. The Loan Agreement was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The Loan Agreement provides for the following terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter all in cash; (iv) a royalty interest of 8% of the Company’s net sales on a quarterly basis from July 2026 until the facility is repaid in full; (v) the Company’s obligations will be secured by substantially all of the Company’s assets and (vi) the Company issued the lenders warrants to purchase up to 37,900 shares of the Company’s common stock at an exercise price, adjusted for the 2026 Reverse Stock Split, of $151.80 per share. On November 3, 2025, the parties entered into a waiver agreement pursuant to which the Loan Agreement lenders consented to the Company’s issuance of the Streeterville Note in exchange for reducing the exercise price from $151.80 per share to $39.00 per share.

On June 2, 2025, the Company received $2.0 million of advanced financing from a related party, director Robert Carey who is also an existing lender under its Loan Agreement (“Additional Loans”). On November 3, 2025, the Company amended and restated the original Loan Agreement (as amended, the “Amended Loan Agreement”) to provide for and finalize the terms of the $2.0 million Additional Loans and the issuance of new five-year warrants to purchase up to 25,642 shares of the Company’s common stock (the “Supplemental Warrants”) with an exercise price of $39.00 per share, as adjusted for the 2026 Reverse Stock Split, and subject to the same terms and conditions applicable to the existing warrants issued under the original Loan and Security Agreement. The amendment was accounted for as a modification under ASC 470, Debt.

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

NOTE 9 LOANS (continued)

During the three months ended June 30, 2026, the Company and Streeterville entered into various exchange agreements, pursuant to which the Company delivered to Streeterville 58,692 shares of common stock at an average price of $8.52 per share, as adjusted for the 2026 Reverse Stock Split, based on the average closing stock price during the five trading days immediately preceding the effectiveness of each exchange agreement, which offset principal of approximately $0.5 million outstanding under the Note. The average fair value of the 58,692 shares of common stock issued was $9.20 per share. The difference in the principal offset and the fair value of stock issued was recorded as loss on extinguishment of debt. As the exchanges are treated as partial extinguishment of the Note, a proportionate amount of unamortized debt discount and financing costs were written-off during the three months ended June 30, 2026, resulting in a loss of $0.2 million recorded within Loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive loss. In connection with this reduction to the principal balance outstanding, approximately $0.2 million was released from restricted cash during the three months ended June 30, 2026.

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

The Company recognized $1.6 million and $1.3 million in LungFit® PH lease revenues for the three months ended June 30, 2026 and June 30, 2025, respectively, reported as revenues in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The Company received approximately $1.4 million and $1.2 million in cash associated with leases which the Company is the lessor for the three months ended June 30, 2026 and June 30, 2025, respectively.

The following schedule presents the minimum future lease payments under the LungFit® PH lease arrangements that were in place as of June 30, 2026 (in thousands):

Future lease payments under the LungFit® PH lease arrangements (in thousands)	June 30

2027	$4,141
2028	4,047
2029	2,132
2030	157
Total	$10,477

The LungFit® PH devices are included in Property and Equipment (Note 3) and have a useful life of five years. Depreciation expense related to leased LungFit® PH devices was $0.7 million and $0.6 million for the three months ended June 30, 2026 and June 30, 2025, respectively.

The depreciation expense related to customer leased devices is included in the cost of revenue in the unaudited condensed consolidated statements of operations and comprehensive loss.

Capitalized sales commissions

Sales commissions related to obtaining LungFit® PH lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Total capitalized costs for the three months ended June 30, 2026 and June 30, 2025 were immaterial.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 SEGMENTS

During the three months ended June 30, 2026, NeuroNos issued and sold 1,085,470 additional common shares, par value $0.001 to certain investors pursuant to a subscription agreement at a purchase price of $3.00 per share. As of June 30, 2026, the Company retained 71.6% of the equity in NeuroNos, with minority interest holding 28.4% ownership of NeuroNos.

The following table summarizes segment financial information by business segment for the three months ended and at June 30, 2026:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Capital expenditures	$206	$-	$2	$208

Revenues	$1,768	$-	$-	$1,768
Cost of revenues	1,543	-	-	1,543
Research and development	1,747	54	158	1,959
Selling, general, and administrative	3,663	189	1,026	4,878
Loss from operations	(5,185)	(243)	(1,184)	(6,612)
Interest and finance expense	(1,492)	-	-	(1,492)
Other non-operating income/(expense)	(101)	41	10	(50)
Net loss before income taxes	$(6,778)	$(202)	$(1,174)	$(8,154)
Operating activities included in net loss:
Depreciation and amortization	$796	$1	$-	$797
Stock-based compensation expense	$332	$66	$638	$1,036

Cash used in operations	$(4,355)	$(169)	$(422)	$(4,946)
Cash from investing	327	136	(2)	461
Cash from financing	(170)	-	3,228	3,058
Impact of exchange rates	(10)	(60)	49	(21)
Net change for the period	$(4,208)	$(93)	$2,853	$(1,448)

The following table summarizes segment financial information by business segment for the three months ended and at June 30, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Capital expenditures	$198	$-	$-	$198

Revenues	$1,760	$-	$-	$1,760
Cost of revenues	1,604	-	-	1,604
Research and development	2,234	529	323	3,086
Selling, general, and administrative	3,328	952	407	4,687
Loss from operations	(5,406)	(1,481)	(730)	(7,617)
Interest and finance expense	(548)	-	-	(548)
Other non-operating income/(expense)	110	(25)	2	87
Net loss before income taxes	$(5,844)	$(1,506)	$(728)	$(8,078)
Operating activities included in net loss:
Depreciation and amortization	$795	$10	$-	$805
Stock-based compensation expense	$1,000	$512	$65	$1,577

Cash used in operations	$(3,755)	$(439)	$(332)	$(4,526)
Cash from investing	215	361	-	576
Cash from financing	4,066	-	-	4,066
Impact of exchange rates	148	31	(52)	127
Net change for the period	$674	$(47)	$(384)	$243

The following table summarizes financial information by business segment at June 30, 2026:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Cash, cash equivalents and marketable securities	$5,688	$813	$3,311	$9,812
All other assets	23,310	(273)	42	23,079
Total assets	$28,998	$540	$3,353	$32,891
Total liabilities	(29,097)	(292)	(663)	(30,052)
Net assets	$(99)	$248	$2,690	$2,839
Non-controlling interest	$-	$35	$807	$842

The following table summarizes financial information by business segment at March 31, 2026:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNos	Total
Cash, cash equivalents and marketable securities	$10,140	$1,043	$458	$11,641
All other assets	23,901	(219)	62	23,744
Total assets	$34,041	$824	$520	$35,385
Total liabilities	(28,224)	(378)	(573)	(29,175)
Net assets	$5,817	$446	$(53)	$6,210
Non-controlling interest	$-	$64	$20	$84

NOTE 12 – SUBSEQUENT EVENTS

On July 29, 2026, the Company entered into a securities purchase agreement with certain institutional investors and its Chief Executive Officer and Chief Financial Officer for the private placement of (i) 167,011 shares of common stock, (ii) pre-funded warrants to purchase 1,638,835 shares of common stock and (iii) Series A and Series B warrants, each to purchase 1,805,846 shares of common stock. Each share or pre-funded warrant was sold with one Series A warrant and one Series B warrant at a combined price of $5.66 per share for institutional investors, $5.76 per share for participating officers and $5.6599 per pre-funded warrant. The private placement closed on July 31, 2026, resulting in gross proceeds of approximately $10.2 million and net proceeds of approximately $9.2 million after approximately $0.7 million of placement agent fees and $0.3 million of other offering expenses. The officers purchased an aggregate 39,062 shares and accompanying warrants for approximately $0.2 million, which participation was approved by the Audit Committee.

The pre-funded warrants are immediately exercisable at $0.0001 per share and expire when exercised in full. The Series A and Series B warrants are immediately exercisable at $5.51 per share. Subject to the applicable registration provisions, the Series A warrants expire on the earlier of the first anniversary of issuance and 45 days following FDA approval of the Company’s pending premarket approval supplement for LungFit PH II, and the Series B warrants expire five years after issuance.

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

On March 24, 2025, Beyond Air reorganized its neurology business into a new private company called NeuroNOS Limited (“NeuroNOS”). Beyond Air’s infrastructure, for example regulatory, quality, legal, etc, is currently supporting the NeuroNOS team. Beyond Air currently has 71.6% ownership in NeuroNOS.

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

In the first calendar quarter of 2025, NeuroNos, our majority-owned affiliate, raised $2.0 million in a private placement of common shares. An additional $3.9 million has been raised in the private placement offering. In total, the investors purchased a 28.4% equity ownership in NeuroNos, while Beyond Air maintained 71.6% equity ownership. The funding is being used to accelerate ongoing preclinical work, including IND-enabling studies as well as for general corporate purposes.

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

Other Recent Developments

On April 7, 2026, the Company received notice from Nasdaq that it was not in compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) and that, because the Company had effected a reverse stock split during the preceding one-year period, it was not eligible for the customary compliance period. The Company timely requested a hearing before the Nasdaq Hearings Panel, which stayed any suspension or delisting action pending the Panel’s decision.

Following a hearing on May 14, 2026, the Panel granted the Company a brief exception for continued listing, subject to the Company demonstrating compliance with the minimum bid price requirement by July 31, 2026. The Panel also determined that the Company would be subject to a one-year Discretionary Panel Monitor beginning on the date it regains compliance.

The Company’s compliance plan contemplated a reverse stock split. On June 18, 2026, the Company’s stockholders authorized the Company to effect a reverse stock split at a ratio ranging from 1-for-2 to 1-for-20, and the Board approved a 1-for-20 ratio. The Company filed the related certificate of amendment on July 9, 2026, and the reverse stock split became effective at 12:01 a.m. Eastern Time on July 13, 2026. The common stock began trading on Nasdaq on a split-adjusted basis that same day.

On August 6, 2026 the Company received written confirmation from Nasdaq that it had regained compliance with Nasdaq Listing Rule 5550(a)(2).

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no material changes to our critical accounting estimates for the three months ended June 30, 2026.

Results of Operations and Comprehensive Loss

Below are the results of operations for the three months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended
	June 30,
(in thousands)	2026	2025

Revenues	$1,768	$1,760

Cost of revenues	1,543	1,604

Gross profit	225	156

Research and development	1,959	3,086
Selling, general and administrative	4,878	4,687
Total operating expenses	6,837	7,773

Loss from operations	(6,612)	(7,617)

Other income/(expense):
Dividend/interest income	103	28
Interest and finance expense	(1,492)	(548)
Change in fair value of warrant liability	1	17
Foreign exchange loss	40	(41)
Loss on extinguishment of debt	(153)	-
Loss on disposal of fixed assets	(52)	(11)
Other income	11	94
Total other expense	(1,542)	(461)

Provision for income taxes	-	-

Net loss	$(8,154)	$(8,078)

Less: net loss attributable to non-controlling interest	(219)	(387)

Net loss attributable to Beyond Air, Inc.	$(7,935)	$(7,691)

Foreign currency translation adjustment	(21)	127
Comprehensive loss attributable to Beyond Air, Inc.	$(7,956)	(7,564)

Net basic and diluted loss per share attributable to Beyond Air, Inc.	$(11.00)	$(30.67)

Weighted average number of shares of common stock outstanding – basic and diluted	721,328	250,747

Comparison of Three Months Ended June 30, 2026 with the Three Months Ended June 30, 2025

Revenues and Cost of Revenues

Revenue was $1.8 million during each of the three months ended June 30, 2026 and June 30, 2025. Cost of revenue of $1.5 million and gross profit of $0.2 million were recognized for the three months ended June 30, 2026, compared to a cost of revenue of $1.6 million and gross profit of $0.2 million for the three months ended June 30, 2025.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2026 were $2.0 million as compared to $3.1 million for the three months ended June 30, 2025. The decrease of $1.1 million was primarily attributed to a decrease in spend in salaries $0.3 million ($0.2 million in Beyond Air and $0.1 million in Beyond Cancer), stock-based compensation costs $0.2 million in Beyond Air, pre-clinical studies $0.2 million in NeuroNos, clinical studies $0.2 million in Beyond Air, and a reduction in Gen II device development costs of $0.2 million in Beyond Air.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2026 were $4.9 million as compared to $4.7 million for the three months ended June 30, 2025.

Other Income/Expense

Other expense for the three months ended June 30, 2026 were $1.5 million as compared to other expense of $0.5 million for the three months ended June 30, 2025. The increase in expense of $1.0 million was attributed primarily to an increase in the Company’s outstanding debt and related interest expense.

Net Loss Attributable to Non-controlling Interests

Net loss attributed to non-controlling interests for the three months ended June 30, 2026, was $0.2 million, compared to $0.4 million for the three months ended June 30, 2025. Non-controlling interests represent the minority interest percentage of our Beyond Cancer and NeuroNos subsidiaries at the applicable ownership structure during the quarterly reporting period.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders of Beyond Air, Inc for the three months ended June 30, 2026, was $7.9 million or a loss of $11.00 per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the three months ended June 30, 2025 was $7.7 million or a loss of $30.67 per share, basic and diluted.

Liquidity and Capital Resources

Cash Flows

Below is a summary of our cash flows activities for the three months ended June 30, 2026 and June 30, 2025:

	Three Months Ended
	June 30,
(in thousands)	2026	2025

Net cash provided by (used in):
Operating activities	$(4,946)	$(4,526)
Investing activities	461	576
Financing activities	3,058	4,066
Effect of exchange rate changes on cash and cash equivalents	(21)	127
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,448)	$243

Operating Activities

For the three months ended June 30, 2026, the net cash used in operating activities was $4.9 million which was primarily due to our net loss of $8.2 million, which includes $1.1 million of stock-based compensation, $0.8 million of depreciation and amortization, and $0.5 million of paid in kind interest and amortization of debt discount associated with the Loan Agreement.

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

Investing Activities

For the three months ended June 30, 2026, net cash provided by investing activities was $0.5 million. In the three months ended June 30, 2026, the Company redeemed a net $0.6 million of excess cash in high quality, short term, U.S. dollar denominated marketable equities with high liquidity and invested $0.2 million for the purchase of property and equipment, mainly LungFit PH devices.

For the three months ended June 30, 2025, net cash provided by investing activities was $0.6 million. In the three months ended June 30, 2025, the Company redeemed a net $0.8 million of excess cash in high quality, short term, U.S. dollar denominated marketable equities with high liquidity and invested $0.2 million for the purchase of property and equipment, mainly LungFit PH devices.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2026 was $3.1 million, mainly from the issuance of NeuroNos common stock.

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

Future Funding Requirements

We had an operating cash flow decrease of $4.9 million for the three months ended June 30, 2026 and we have experienced an accumulated loss of $327.5 million since inception through June 30, 2026. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $9.8 million and $5.4 million in restricted cash.

We expect to incur net losses and have net cash outflows for at least the next twelve months. Management believes these factors raise substantial doubt about the Company’s ability to meet its obligations with cash on hand and concluded that the Company will require additional funding within one year from the date these financial statements are issued.

Management is confident that the efforts to arrange financing, while not assured, will enable them to meet the Company’s obligations.

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

Our ability to continue to operate beyond the first fiscal quarter of 2028 will be largely dependent upon the successful commercial launch of LungFit® PH, obtaining partners in other parts of the world, the timing of the FDA approval for LungFit PH 2 and possibly raising additional funds to finance our activities until we are generating cash flow from operations. Further, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our other product candidates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2026, there were no changes made to our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Other than as noted below, there have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2026 Annual Report.

Our failure to maintain our compliance with Nasdaq’s continued listing standards or other requirements could result in our common stock being delisted from Nasdaq, which could adversely affect our liquidity and the trading volume and market price of our common stock and decrease or eliminate your investment.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “XAIR.” Nasdaq requires listed issuers to comply with certain standards to remain listed on its exchange, and our failure to maintain compliance with Nasdaq’s continued listing standards or other requirements could result in our common stock being delisted from Nasdaq. If Nasdaq were to delist our common stock and we were unable to obtain listing on another reputable national securities exchange, we could experience a reduction in our liquidity and the trading volume and market price of our common stock and a significant impairment of our ability to raise capital, and the value of your investment could decrease or be eliminated.

On April 7, 2026, we received a letter from Nasdaq notifying us that we were no longer in compliance with the $1.00 minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2), which we refer to as the Bid Price Rule. While companies are typically afforded a 180-calendar-day compliance period to comply with the Bid Price Rule, we were not eligible for a compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) because we had effected a 1-for-20 reverse stock split on July 14, 2025. Following a delisting appeal and hearing, the Nasdaq Hearings Panel granted our request for continued listing, subject to our demonstrating compliance with the Bid Price Rule by July 31, 2026. To regain compliance, we effected a 1-for-20 reverse stock split on July 13, 2026.

On August 6, 2026, Nasdaq notified us in writing that we had regained compliance with the Bid Price Rule. Pursuant to its authority under Nasdaq Listing Rule 5815(d)(4)(A), the Panel determined to impose a Discretionary Panel Monitor for a period of one year from the date of that letter, or until August 6, 2027. Should we fail to maintain compliance with any Nasdaq continued listing requirement during the monitor period, Nasdaq staff will issue a Delist Determination Letter, and we will promptly schedule a new hearing with the initial Panel, or a newly convened Hearings Panel if the initial Panel is unavailable, which hearing may be oral or written, at our election. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide Nasdaq staff with a plan of compliance with respect to any deficiency that arises during the monitor period, and Nasdaq staff will not be permitted to grant us additional time to regain compliance with respect to any such deficiency. The Hearings Panel will consider our compliance history when rendering its decision, and there can be no assurance that any such hearing would result in continued listing of our common stock on Nasdaq.

Nasdaq Listing Rule 5810(c)(3)(A)(iv) also provides that a company whose security fails to meet the minimum bid price requirement is not eligible for an automatic compliance period if it effected a reverse stock split during the preceding one-year period or effected one or more reverse stock splits with a cumulative ratio of 250-to-1 or greater during the preceding two-year period. Because we effected 1-for-20 reverse stock splits on July 14, 2025 and July 13, 2026, representing a cumulative ratio of 400-to-1, if we again fail to satisfy the Bid Price Rule while the applicable lookback periods apply, Nasdaq will promptly issue a Staff Delisting Determination without providing us with an automatic compliance period. We may therefore have little or no opportunity to take remedial action before Nasdaq initiates delisting proceedings.

Further, on July 22, 2026, the SEC’s Division of Trading and Markets, acting pursuant to delegated authority, approved a Nasdaq rule change that, if it becomes effective, would require companies listed on the Nasdaq Capital Market to maintain a market value of listed securities, or MVLS, of at least $5 million under new Nasdaq Listing Rule 5550(a)(6). This requirement would be separate from the $35 million MVLS continued listing standard under Nasdaq Listing Rule 5550(b)(2). Under the approved rule, if a company’s MVLS remains below $5 million for 30 consecutive business days, Nasdaq would issue a Staff Delisting Determination and immediately suspend the company’s securities from trading without providing a cure or compliance period. A request for review by a Nasdaq Hearings Panel would not stay the trading suspension, and the Panel’s ability to grant relief would be limited.

On July 29, 2026, the SEC notified Nasdaq that it had received notices of intention to petition the full Commission for review of the approval order. Pursuant to Rule 431(e) of the SEC’s Rules of Practice, the filing of those notices automatically stayed the approval order until the Commission orders otherwise. Accordingly, the new $5 million MVLS requirement is not currently effective or being enforced. There can be no assurance regarding the timing or outcome of the Commission’s review or whether the stay will be lifted and the rule will become effective in its current or a modified form. If the rule becomes effective and our MVLS falls below $5 million for the prescribed period, we may have little or no opportunity to take remedial action before our common stock is suspended and subjected to delisting proceedings.

There can be no assurance that the reverse stock split will enable us to maintain compliance with the Bid Price Rule or that we will continue to satisfy Nasdaq’s other continued listing standards. Any delisting determination by Nasdaq could seriously decrease or eliminate the value of an investment in our common stock and other securities linked to our common stock. While quotation on an over-the-counter market could maintain some degree of a market in our common stock, we could face substantial adverse consequences, including limited availability of market quotations for our common stock; reduced liquidity and trading prices; a determination that shares of our common stock are “penny stock” under SEC rules, subjecting broker-dealers trading our common stock to more stringent requirements; limited news and analyst coverage; a decreased ability to issue additional securities or obtain additional financing; and potential breaches or terminations of agreements with current or prospective large stockholders, strategic investors and banks. The heightened risk of delisting could also negatively affect the market price and trading volume of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1

Fourth Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated July 9, 2026, filed as Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on July 9, 2026, and incorporated herein by reference.

4.1	Form of Pre-funded Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on July 31, 2026, and incorporated herein by reference.

4.2	Form of Series A Common Stock Purchase Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K, as filed with the SEC on July 31, 2026, and incorporated herein by reference.

4.3	Form of Series B Common Stock Purchase Warrant, filed as Exhibit 4.3 to our Current Report on Form 8-K, as filed with the SEC on July 31, 2026, and incorporated herein by reference.

10.1	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 31, 2026, and incorporated herein by reference.

10.2	Form of Registration Rights Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on July 31, 2026, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEYOND AIR, INC.

/s/ Robert S. Goodman
Date: August 13, 2026	Robert S. Goodman
Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel Moorhead
Date: August 13, 2026	Daniel Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)

