Form 10-Q
period 2026-09-30
Beyond Air, Inc.
filed 2026-11-12
CIK 1641631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, there were 1,666,104 shares of common stock, par value $0.0001 per share, outstanding.

BEYOND AIR, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED SEPTEMBER 30, 2026

2

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2026	March 31, 2026
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,397	$6,740
Marketable securities	5,652	4,901
Restricted cash	4,832	5,622
Accounts receivable, net	1,450	1,086
Inventory, net	1,190	1,406
Other current assets and prepaid expenses	5,083	5,012
Current assets held for sale	3,024	-
Total current assets	26,628	24,767

Licensed right to use technology	915	1,018
Right-of-use lease assets	1,003	1,193
Property and equipment, net	7,632	8,249
Other assets	77	158
TOTAL ASSETS	$36,255	$35,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,128	$2,417
Accrued expenses and other current liabilities	4,094	3,372
Operating lease liability, current portion	211	321
Loans payable, current portion	58	401
Current liabilities held for sale	759	-
Total current liabilities	7,250	6,511

Operating lease liability, net	899	1,023
Long-term debt, net	21,982	21,639
Warrant liability	-	2
Total liabilities	30,131	29,175

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred Stock, $0.0001 par value per share: 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value per share: 500,000,000 shares authorized, 1,620,615 and 589,639 shares issued and outstanding as of September 30, 2026 and March 31, 2026, respectively (1)	-	-
Treasury stock	(25)	(25)
Additional paid-in capital	340,604	325,588
Accumulated deficit	(335,324)	(319,571)
Accumulated other comprehensive income	72	134
Total stockholders’ equity attributable to Beyond Air, Inc.	5,327	6,126
Non-controlling interest	797	84
Total stockholders’ equity	6,124	6,210
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,255	$35,385

(1)	Prior period results have been adjusted to reflect the one-for-twenty reverse stock split in July 2026. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues	$2,324	$1,818	$4,092	$3,578

Cost of revenues	2,127	2,116	3,670	3,720

Gross profit (loss)	197	(298)	422	(142)

Operating expenses:

Research and development	1,581	2,450	3,540	5,536
Selling, general, and administrative	4,591	4,913	9,469	9,600
Total operating expenses	6,172	7,363	13,009	15,136

Loss from operations	(5,975)	(7,661)	(12,587)	(15,278)

Other income/(expense):
Dividend/investment income	93	59	196	87
Interest and finance expense	(1,504)	(639)	(2,996)	(1,187)
Change in fair value of warrant liability	1	(1)	2	16
Foreign exchange gain/(loss)	29	(18)	69	(59)
Loss on extinguishment of debt	(252)	-	(405)	-
Loss on disposal of fixed assets	-	(46)	(52)	(57)
Loss on contract manufacturer’s inventory obsolescence	(567)	-	(567)	-
Other income	-	48	11	142
Total other expense	(2,200)	(597)	(3,742)	(1,058)

Loss before income taxes	(8,175)	(8,258)	(16,329)	(16,336)

Provision for income taxes	-	-	-	-

Net loss	$(8,175)	$(8,258)	$(16,329)	$(16,336)

Less: net loss attributable to non-controlling interest	(357)	(318)	(576)	(705)

Net loss attributable to Beyond Air, Inc.	$(7,818)	$(7,940)	$(15,753)	$(15,631)

Other comprehensive income/(loss), net of tax
Foreign currency translation adjustment	(41)	18	(62)	145

Comprehensive loss attributable to Beyond Air, Inc.	$(7,859)	$(7,922)	$(15,815)	$(15,486)

Net basic and diluted loss per share attributable to Beyond Air, Inc. (1)	$(3.76)	$(24.98)	$(11.22)	$(54.95)

Weighted average number of shares of common stock outstanding, basic and diluted (1)	2,078,853	317,829	1,403,780	284,471

(1)	Prior period results have been adjusted to reflect the one-for-twenty reverse stock split in July 2026. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2026

(in thousands, except share data)

	Common Stock (1)		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income (Loss)	Interest	Equity
Balance as of April 1, 2026	589,639	$-	$(25)	$325,588	$(319,571)	$134	$84	$6,210
Issuances of common stock for warrant exercise	95,000	-	-	-	-	-	-	-
Issuances of common stock - 2026 Reverse Stock Split rounding	87	-	-	-	-	-	-	-
Issuances of common stock for conversion of debt	58,692	-	-	540	-	-	-	540
NeuroNOS issuance of stock	-	-	-	2,361	-	-	867	3,228
Stock-based compensation	-	-	-	926	-	-	110	1,036
Other comprehensive loss	-	-	-	-	-	(21)	-	(21)
Net loss	-	-	-	-	(7,935)	-	(219)	(8,154)
Balance as of June 30, 2026	743,418	$-	$(25)	$329,415	$(327,506)	$113	$842	$2,839

Issuances of common stock for warrant exercise	448,574	-	-	-	-	-	-	-
NeuroNOS issuance of stock	-	-	-	457	-	-	296	753
Sale of common stock and pre-funded warrants	167,011	-	-	9,109	-	-	-	9,109
Issuance of common stock for conversion of debt	261,612	-	-	1,213	-	-	-	1,213
Stock-based compensation	-	-	-	410	-	-	16	426
Other comprehensive loss	-	-	-	-	-	(41)	-	(41)
Net loss	-	-	-	-	(7,818)	-	(357)	(8,175)
Balance as of September 30, 2026	1,620,615	$-	$(25)	$340,604	$(335,324)	$72	$797	$6,124

(1)	Prior period results have been adjusted to reflect the one-for-twenty reverse stock split in July 2026. See Note 1, Organization and Business for details.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025

(in thousands, except share data)

	Common Stock (1)		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Number	Amount	Stock	Capital	Deficit	Income (Loss)	Interest	Equity
Balance as of April 1, 2025	206,427	$-	$(25)	$299,990	$(286,322)	$(60)	$758	$14,341
Issuance of common stock - 2025 Reverse Stock Split rounding	3	-	-	-	-	-	-	-
Issuance of common stock – At the Market equity offering	28,235	-	-	2,441	-	-	-	2,441
Stock-based compensation	-	-	-	1,467	-	-	110	1,577
Other comprehensive income	-	-	-	-	-	127	-	127
Net loss	-	-	-	-	(7,691)	-	(387)	(8,078)
Balance as of June 30, 2025	234,665	$-	$(25)	$303,898	$(294,013)	$67	$481	$10,408

Issuance of common stock for warrant exercise	71,957	-	-	2,868	-	-	-	2,868
NeuroNOS issuance of stock	-	-	-	414	-	-	86	500
Issuance of warrants through September 2025 Inducement	-	-	-	90	-	-	-	90
Issuance of common stock – At the Market equity offering	93,854	-	-	5,694	-	-	-	5,694
Stock-based compensation	-	-	-	1,662	-	-	113	1,775
Other comprehensive income	-	-	-	-	-	18	-	18
Net loss	-	-	-	-	(7,940)	-	(318)	(8,258)
Balance as of September 30, 2025	400,476	$-	$(25)	$314,626	$(301,953)	$85	$362	$13,095

(1)	Prior period results have been adjusted to reflect the one-for-twenty reverse stock split in July 2026. See Note 1, Organization and Business for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEYOND AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Six Months Ended
	September 30,
	2026	2025

Cash flows from operating activities
Net loss	$(16,329)	$(16,336)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,542	1,523
Amortization of licensed right to use technology	102	102
Stock-based compensation	1,462	3,352
Amortization of debt discount and accretion of debt issuance costs	852	133
Change in fair value of warrant liability	(2)	(16)
Amortization of operating lease assets	185	217
Paid in kind interest	840	837
Provision for inventory losses	39	239
Provision for bad debt	91	-
Foreign currency adjustments	5	(138)
Loss on extinguishment of debt	405	-
Loss on disposal of fixed assets	52	57
Loss on contract manufacturer’s inventory obsolescence	567	-
Unrealized (gain)/loss on marketable securities	10	(4)
Changes in:
Inventory	558	492
Accounts receivable	(455)	(182)
Other current assets and prepaid expenses	(992)	941
Accounts payable	(20)	(35)
Accrued expenses	809	9
Operating lease liabilities	(235)	(170)
Net cash used in operating activities	(10,514)	(8,979)

Cash flows from investing activities
Purchase of marketable securities	(5,085)	(3)
Proceeds from sale of marketable securities	4,324	1,263
Security deposits from lease	72	-
Purchase of property and equipment	(959)	(444)
Net cash provided by (used in) investing activities	(1,648)	816

Cash flows from financing activities
Proceeds from issuance of common stock through at the market offerings	-	8,135
Proceeds from the sale of common stock of NeuroNOS	3,981	500
Proceeds from issuance of common stock through exercise of warrants	-	2,868
Issuance of common stock warrants	-	90
Issuance of common stock and pre-funded warrants through securities purchase agreement	9,109	-
Proceeds from long-term loan	-	2,000
Payment of loans	(343)	(609)
Net cash provided by financing activities	12,747	12,984

Effect of exchange rate changes on cash and cash equivalents	(62)	145

Increase in cash, cash equivalents and restricted cash	523	4,966
Cash, cash equivalents and restricted cash at beginning of period	12,362	4,896
Cash, cash equivalents and restricted cash at end of period	$12,885	$9,862

Supplemental disclosure of non-cash investing and financing activities
Fixed assets included in accounts payable and accrued expenses	$401	$-
Conversion of debt principal balance to equity	$1,709	$-

Supplemental disclosure of cash flow items:
Interest paid	$237	$195
Income taxes paid	$-	$-

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

The Company is a commercial-stage medical device and biopharmaceutical company developing a platform of nitric oxide (“NO”) generators and delivery systems (the “LungFit® platform”) capable of generating NO from ambient air. The Company’s first device, LungFit® PH received premarket approval (“PMA”) from the U.S. Food and Drug Administration (“FDA”) in June 2022. The NO generated by the LungFit® PH system is indicated to improve oxygenation and reduce the need for extracorporeal membrane oxygenation in term and near-term (>34 weeks gestation) neonates with hypoxic respiratory failure associated with clinical or echocardiographic evidence of pulmonary hypertension in conjunction with ventilatory support and other appropriate agents. This condition is commonly referred to as persistent pulmonary hypertension of the newborn (“PPHN”). The LungFit® platform can generate NO up to 400 parts per million (“ppm”) for delivery to a patient’s lungs directly or via a ventilator. LungFit® can deliver NO either continuously or for a fixed amount of time at various flow rates and has the ability to either titrate dose on demand or maintain a constant dose. In July 2022, the Company commenced marketing LungFit® PH in the United States for PPHN as a medical device.

In November 2024, the Company received European CE mark approval of the LungFit® PH system for the following:

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

LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery of NO at concentrations > 100 ppm through a breathing mask or similar apparatus. The Company’s other areas of focus with the LungFit® platform beyond PPHN are nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). The Company’s current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the European Union (the “EU”) for the product to be CE marked, as well as comparable foreign regulatory authorities.

With Beyond Air’s focus on NO and its effect on the human condition, the Company has two additional programs that do not utilize the LungFit® system. Through the Company’s majority-owned affiliate Beyond Cancer, Ltd. (together with its affiliates, “Beyond Cancer”), NO is used to target solid tumors. The LungFit® platform is not utilized for the solid tumor indication due to the need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that is designed to safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program has completed a phase 1a human clinical trial.

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

On March 24, 2025, Beyond Air reorganized its neurology business into a new private company, NeuroNOS Ltd. (together with its affiliates, “NeuroNOS”). Beyond Air’s infrastructure, for example regulatory, quality, legal, etc., is currently supporting the NeuroNOS team. As of September 30, 2026, Beyond Air has 68.4% ownership in NeuroNOS. In August 2026, the Company entered into a definitive agreement to sell its entire controlling stake in NeuroNOS Israel Ltd. (“NeuroNOS Israel”) to UNIVO Pharmaceutical Industries Ltd. (“UNIVO”).

The Company’s current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the EU, as well as comparable foreign regulatory authorities’ reviews or approvals in other countries or regions.

On July 13, 2026, the Company effectuated a one-for-twenty (1:20) reverse stock split (the “2026 Reverse Stock Split”). The Company’s common stock began trading on the Nasdaq Stock Market on a split-adjusted basis on July 13, 2026. There was no change to the number of authorized shares of the Company’s common stock or the par value per share of common stock. Any fraction of a share of common stock created as a result of the 2026 Reverse Stock Split was rounded up to the nearest whole share at the participant level.

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

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of all of the Company’s subsidiaries and a variable interest entity (“VIE”) for which the Company is the primary beneficiary. As the Company has both the power to direct activities of Beyond Cancer and of NeuroNOS that most significantly impact these entities’ economic performance and the right to receive benefits and losses that may potentially be significant, these financial statements are fully consolidated with those of the Company. The non-controlling owners’ 20% interest in Beyond Cancer’s net assets and result of operations and the 31.6% interest in NeuroNOS’ net assets and result of operations is reported as “non-controlling interest” on the Company’s unaudited condensed consolidated balance sheets and as “net loss attributable to non-controlling interest” in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. All intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Assets and liabilities held for sale

In August 2026, the Company entered into a definitive agreement to sell its entire controlling stake in NeuroNOS Israel to UNIVO. In exchange for the NeuroNOS Israel stake, the Company will receive UNIVO ordinary shares representing 19.99% of UNIVO’s issued and outstanding share capital at closing, along with five-year warrants to purchase additional UNIVO ordinary shares representing 19.99% of UNIVO’s total outstanding equity awards (outstanding options, warrants, and other awards), exercisable at $0.01 per share. Additionally, under a separate intellectual property transfer agreement, the Company is eligible to receive up to $32.5 million in future cash development and commercial milestone payments, of which $6.5 million is tied to clinical advancement, regulatory approval, and commercialization of a therapeutic product based on NeuroNOS intellectual property, and $26.0 million of additional commercial milestone payments upon achievement of specified net sales thresholds.

The Company determined that the assets and liabilities of the NeuroNOS Israel disposal group met all of the criteria to be classified as held for sale in accordance with ASC 360-10. The transaction is expected to close in December 2026, subject to the satisfaction or waiver of customary closing conditions, including regulatory and stock exchange clearances. Because the divestiture does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the operations of NeuroNOS Israel do not qualify for discontinued operations treatment and continue to be included in continuing operations for all periods presented.

The NeuroNOS Israel disposal group constitutes the Company’s “NeuroNOS” reportable segment (Note 11). As of September 30, 2026, the major classes of assets and liabilities associated with the NeuroNOS Israel disposal group were classified as held for sale on the condensed consolidated balance sheet and consisted of the following:

(in thousands)	September 30, 2026
Cash and cash equivalents	$2,656
Other current assets	352
Total current assets	$3,008

Property and equipment, net	3
Other assets	13
Total assets	$3,024

Accounts payable	672
Accrued expenses	87
Total current liabilities	$759

No impairment loss was recognized in connection with the classification of the disposal group as held for sale.

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

Going Concern, Liquidity and Other Uncertainties

The Company used cash in operating activities of $10.5 million for the six months ended September 30, 2026, and has an accumulated deficit attributable to the stockholders of Beyond Air, Inc. of $335.3 million. The Company had cash, cash equivalents and marketable securities of $13.7 million (including $2.7 million of cash and cash equivalents reported within Current assets held for sale) as of September 30, 2026. In addition, $2.9 million of cash is held on deposit by the Company’s LungFit® PH contract manufacturer to be applied against future purchases, and $1.6 million of cash is held on deposit by the Company’s LungFit® PH II contract manufacturer for build materials.

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

Management is confident that the efforts to arrange financing, while not assured, will enable the Company to meet its obligations. There can be no assurance that additional financing will be available when needed or on acceptable terms.

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

The Company elected the practical expedient applied to operating leases not to separate lease and non-lease components as long as the lease and non-lease components have the same timing and pattern of transfer. As such, the non-lease components, including the Consumables and Services, are combined with the predominant lease component. The total fixed fees that the Company is reasonably certain to collect are recognized on a straight-line basis over the term of the arrangement. Additionally, the Company made an accounting policy election to present LungFit® PH revenue net of sales and other similar taxes.

At the lease commencement date, the Company will defer initial direct costs, including commission expense and the cost is recognized over the lease term on the same basis as lease income.

See Note 10 to the unaudited condensed consolidated financial statements for more information regarding leasing arrangements.

The Company also generates revenue from the sale of its LungFit® PH devices and Consumables to its customers under distribution arrangements. Contracts include one performance obligation as any individual promised goods or services other than delivery of the devices and consumables are generally either not capable of being distinct or not distinct within the context of the contracts. Purchased quantities of devices and Consumables are varied and may be supplied upon demand of the customers. Revenue is recognized at a point in time when the Company delivers the goods to its customer. The transaction includes a fixed component based on contractual rates. Revenue recognized reflects the consideration we expect to receive in exchange for delivering the goods.

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

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Fair Value Measurements

As of September 30, 2026, and March 31, 2026, the Company’s financial instruments included restricted cash, marketable securities, accounts payable, long-term debt and liability classified warrants. The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash and marketable securities approximate their respective fair values because of the short-term nature of these accounts. The carrying value of the Company’s long-term debt approximates fair value based on current interest rates for similar types of borrowings. The liability classified warrants are recorded at fair value and are included in Level 3 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

The fair value amounts as of September 30, 2026 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Fixed income securities	$5,652	$5,652	$-	$-
Total assets measured and recorded at fair value	$5,652	$5,652	$-	$-

Liabilities:
Warrant liability	$-	$-	$-	$-
Total liabilities measured and recorded at fair value	$-	$-	$-	$-

The fair value amounts as of March 31, 2026 are:

(in thousands)	Total	Level 1	Level 2	Level 3

Marketable securities:
Fixed income securities	$4,901	$4,901	$-	$-
Total assets measured and recorded at fair value	$4,901	$4,901	$-	$-

Liabilities:
Warrant liability	$2	$-	$-	$2
Total liabilities measured and recorded at fair value	$2	$-	$-	$2

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of September 30, 2026, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains
Fixed income securities	$5,652	$60
Total short-term marketable securities	$5,652	$60

The following table summarizes the Company’s short-term marketable securities with unrealized gains and losses as of March 31, 2026, aggregated by major security type:

(in thousands)	Fair Value	Unrealized Gains
Fixed income securities	$4,901	$39
Total short-term marketable securities	$4,901	$39

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

The significant assumptions used in valuing the warrants were as follows:

At September 30, 2026	Warrants
Expected term (in years)	1.75
Volatility	131.28%
Risk-free rate	4.8%

At March 31, 2026	Warrants
Expected term (in years)	2.25
Volatility	132.1%
Risk-free rate	3.8%

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrants for the six months ended September 30, 2026 (in thousands):

Warrants
Balance at March 31, 2026	$2
Change in fair value	(2)
Balance at September 30, 2026	$-

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

As of September 30, 2026 and March 31, 2026, restricted cash included approximately $4.8 million and $5.6 million, respectively. Restricted cash as of September 30, 2026 consists of proceeds from the Company’s secured promissory note issued on November 4, 2025 that are required to be held in a restricted account pursuant to the Note Purchase Agreement, of which $6.0 million was originally placed in the restricted account. Amounts held in the restricted account become available to the Company as the outstanding principal of the Note is repaid (Note 9).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, A$250,000 in Australia, $25,000 in Bermuda, €100,000 in Ireland and €100,000 in Cyprus. There is currently no official federal depository insurance in Israel. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of September 30, 2026, the Company had greater than $250,000 at United States financial institutions, less than A$250,000 at Australian financial institutions, greater than €100,000 at Irish financial institutions and also has funds on deposit in Israel. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

The following table is the reconciliation of the presentation and disclosure of cash, cash equivalents, marketable securities by major security type, and restricted cash as shown on the Company’s condensed consolidated statements of cash flows:

(in thousands)	September 30, 2026	March 31, 2026
Cash and cash equivalents	$5,397	$6,740
Cash and cash equivalents, held for sale	2,656	-
Restricted cash	4,832	5,622
Total cash, cash equivalents and restricted cash	$12,885	$12,362
Marketable securities:
Fixed income securities	5,652	4,901
Total marketable securities	$5,652	$4,901

Total cash, cash equivalents, marketable securities and restricted cash	$18,537	$17,263

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES AND OTHER RISKS AND UNCERTAINTIES (continued)

Research and Development

Research and development expenses are charged to the unaudited condensed consolidated statements of operations and comprehensive loss as incurred. Research and development expenses include salaries, benefits, stock-based compensation and costs incurred by outside laboratories, manufacturers, clinical research organizations, consultants, and accredited facilities in connection with preclinical studies and clinical trials. Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. For the six months ended September 30, 2026 and September 30, 2025, the Company received $0.0 million and $0.1 million, respectively, in AU Tax Rebates.

Supplier Concentration

The Company relies on third-party suppliers to provide materials for its devices and consumables.

In the three months ended September 30, 2026, the Company purchased approximately 97% of its materials from two third-party vendors, with these vendors representing 79% and 18%, respectively. In the three months ended September 30, 2025, the Company purchased approximately 90% of its materials from two third-party vendors, with these vendors representing 71% and 19%, respectively.

In the six months ended September 30, 2026, the Company purchased approximately 96% of its materials from two third-party vendors, with these vendors representing 84% and 12%, respectively. In the six months ended September 30, 2025, the Company purchased approximately 90% of its materials from two third-party vendors, with these vendors representing 66% and 24%, respectively.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the condensed consolidated balance sheets as of September 30, 2026 and March 31, 2026 in accordance with ASC 842, Leases. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	September 30, 2026	March 31, 2026

Clinical and medical equipment	$239	$206
Equipment deployable as part of a service offering	14,648	13,871
Computer equipment	861	853
Furniture and fixtures	418	458
Leasehold improvements	378	521
	16,544	15,909
Accumulated depreciation	(8,912)	(7,660)
	$7,632	$8,249

Depreciation and amortization for the three months ended September 30, 2026 and September 30, 2025 was $0.8 million and $0.8 million, respectively.

Depreciation and amortization for the six months ended September 30, 2026 and September 30, 2025 was $1.5 million and $1.5 million, respectively.

NOTE 4 STOCKHOLDERS’ EQUITY

On November 4, 2025, the Company entered into an equity purchase agreement (the “Streeterville Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”) for the purchase of up to $20 million of the Company’s shares of common stock. In connection with the Streeterville Purchase Agreement, Streeterville and the Company entered into a Registration Rights Agreement, pursuant to which the Company filed a registration statement for the resale of up to 80,000 shares of common stock (the “Registration Statement”), adjusted for the 2026 Reverse Stock Split.

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

During the six months ended September 30, 2026, the Company and Streeterville entered into various exchange agreements on the Note, pursuant to which the Company delivered 320,304 shares of common stock to Streeterville with an average fair market value of $5.47 per share over each issuance date, resulting in approximately $1.8 million recorded to additional paid-in capital.

On July 29, 2026, the Company entered into a securities purchase agreement with certain institutional investors and Robert Goodman, CEO, and Daniel Moorhead, CFO, pursuant to which the Company sold, in a private placement offering (the “Private Placement”), an aggregate of (i) 167,011 shares of common stock (ii) 1,638,835 pre-funded stock purchase warrants, (the “July 2026 Pre-Funded Warrants”), (iii) 1,805,846 Series A stock purchase warrants (the “July 2026 Series A Common Warrants”), and (iv) 1,805,846 Series B stock purchase warrants (the “July 2026 Series B Common Warrants” and, together with the July 2026 Series A Common Warrants, the “July 2026 Common Warrants”). Each share of stock and accompanying July 2026 Common Warrants were sold together at a combined offering price of $5.66 per share for the participating institutional investors and $5.76 per share for the participating directors and executive officers, and each July 2026 Pre-Funded Warrant was sold at an offering price of $5.66 per July 2026 Pre-Funded Warrant for gross proceeds of $10.2 million. The July 2026 Pre-Funded Warrants have an exercise price of $0.0001 per share, and the July 2026 Common Warrants have an exercise price of $5.51. The Private Placement closed on July 30, 2026. The Company received total net proceeds of $9.1 million after deductions for placement agent commissions and other offering costs of $0.7 million and $0.4 million, respectively. The Company concluded the July 2026 Common Warrants are equity classified.

Stock Option Plans

The Company’s Eighth Amended and Restated 2013 Beyond Air Equity Incentive Plan (the “2013 BA Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of the Company’s common stock. The 2013 BA Plan has 84,000 shares authorized for issuance. As of September 30, 2026, 44,897 shares were available under the 2013 BA Plan.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Units

The fair value for the restricted stock unit awards was valued at the closing price of the Company’s common stock on the date of grant. Restricted stock units vest annually over five years.

A summary of the Company’s restricted stock unit awards for the six months ended September 30, 2026 is as follows:

	Number Of Shares	Weighted Average Grant Date Fair Value

Unvested as of March 31, 2026	475	$2,588.20
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of September 30, 2026	475	$2,588.20

Stock-based compensation expense related to these stock issuances for the three months ended September 30, 2026 and September 30, 2025 was $0.1 million and $0.2 million, respectively.

Stock-based compensation expense related to these stock issuances for the six months ended September 30, 2026 and September 30, 2025 was $0.2 million and $0.3 million, respectively.

As of September 30, 2026, the Company had unrecognized stock-based compensation expense for the restricted stock unit awards in the 2013 BA Plan of approximately $0.2 million, which is expected to be expensed over the weighted average remaining service period of 0.5 years.

As of September 30, 2026, all vested shares had been issued.

Stock Options

The vesting terms of the options issued under the 2013 BA Plan are generally four years and expire ten years from the grant date.

A summary of the change in stock options for the six months ended September 30, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (in thousands)

Options outstanding as of March 31, 2026	37,966	$36.42	7.2	$-
Granted	575	8.92	-	-
Exercised	-	-	-	-
Forfeited	(919)	21.85	-	-
Outstanding as of September 30, 2026	37,622	$36.35	6.7	$-
Exercisable as of September 30, 2026	24,777	$39.00	5.7	$-

As of September 30, 2026, the Company had unrecognized stock-based compensation expense for the stock options in the 2013 BA Plan of approximately $0.7 million, which is expected to be expensed over the weighted average remaining service period of 1.3 years.

For the six months ended September 30, 2026, the weighted average fair value of options granted, adjusted for the 2026 Reverse Stock Split, was $7.48 per share.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The Company’s 2021 Beyond Cancer Ltd Equity Incentive Plan (the “2021 BC Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of Beyond Cancer’s common shares. The vesting terms of the options issued under the 2021 BC Plan are generally four years and they expire ten years from the grant date. On November 3, 2022, the Company’s Board of Directors approved an amendment to reserve for issuance an additional 2,000,000 shares of common stock. The 2021 BC Plan has 4,000,000 shares authorized for issuance. As of September 30, 2026, 1,771,250 common shares were available under the 2021 BC Plan.

A summary of the change in stock options for Beyond Cancer for the six months ended September 30, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2026	2,254,500	$5.50	6.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(25,750)	5.50	-	-
Outstanding as of September 30, 2026	2,228,750	$5.50	5.7	$-
Exercisable as of September 30, 2026	2,100,000	$5.50	5.7	$-

As of September 30, 2026, the Company had unrecognized stock-based compensation expense for the stock options in the 2021 BC Plan of approximately $0.1 million, which is expected to be expensed over the weighted average remaining service period of 1.0 years.

The Company’s 2023 NeuroNOS Ltd. Equity Incentive Plan (the “2023 NNOS Plan”) allows for awards to officers, directors, employees, and consultants of stock options, restricted stock units and restricted shares of NeuroNOS Ltd.’s common stock. The vesting terms of the options issued under the 2023 NNOS Plan are generally four years and they expire ten years from the grant date. On March 31, 2025, the Company’s Board of Directors approved to reserve for issuance 1,725,000 shares of common stock. As of September 30, 2026, 466,149 shares were available under the 2023 NNOS Plan.

A summary of the change in stock options for NeuroNOS for the six months ended September 30, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Life of Options	Aggregate Intrinsic Value (thousands)

Options outstanding as of March 31, 2026	1,259,329	$0.24	8.1	$3,477
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(478)	3.00	-	-
Outstanding as of September 30, 2026	1,258,851	$0.24	7.6	$3,477
Exercisable as of September 30, 2026	851,363	$0.18	7.6	$2,404

As of September 30, 2026, the Company had unrecognized stock-based compensation expense for the stock options in the 2023 NNOS Plan of approximately $0.1 million, which is expected to be expensed over the weighted average remaining service period of 0.5 years.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 STOCKHOLDERS’ EQUITY (continued)

The following was utilized to calculate the fair value of options on the date of grant:

	September 30, 2026	September 30, 2025
Risk-free interest rate	4.26%	3.7 – 4.2%
Expected volatility (Beyond Air)	103.9%	91.6 – 96.3%
Expected volatility (Beyond Cancer)	N/A %	N/A %
Expected volatility (NeuroNOS)	N/A %	95%
Dividend yield	0%	0%
Expected terms (in years)	6.25	6.25

The following summarizes the components of stock-based compensation expense which included stock options and restricted stock units for the three and six months ended September 30, 2026 and September 30, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$123	$301	$233	$601
General and administrative	303	1,474	1,229	2,751
Total stock-based compensation expense	$426	$1,775	$1,462	$3,352

Warrants

During the six months ended September 30, 2026, holders exercised 107,131 of the January 2026 Pre-Funded Warrants.

During the six months ended September 30, 2026, holders exercised 436,443 of the July 2026 Pre-Funded Warrants issued in the Private Placement described above.

A summary of the Company’s outstanding warrants as of September 30, 2026 is as follows:

Warrant Holders	Number of Warrants	Exercise Price	Intrinsic Value (in thousands)	Date of Expiration

NitricGen agreement	200	$2,760.00	$-	January 2028
Avenue agreement	585	$151.72	-	June 2028
March 2024 raise	24,108	$900.00	-	March 2027
Avenue extension agreement	250	$512.00	-	June 2029
September 2024 equity offering	27,764	$151.72	-	September 2029
September 2024 debt instrument	63,542	$39.00	-	September 2029 / November 2030
September 2025 inducement	35,982	$44.20	-	September 2030
January 2026 equity offering	196,542	$22.94	-	January 2031
July 2026 equity offering (Series A)	1,805,846	$5.51	-	July 2027 (1)
July 2026 equity offering (Series B)	1,805,846	$5.51	-	July 2031
Subtotal	3,960,665	$13.93	$-

Pre-funded warrants (Sep-2024 offering)	11,002	$0.040	$30	September 2029
Pre-funded warrants (Jul-2026 offering)	1,202,392	$0.0001	$3,318	N/A
Total	5,174,059	$10.66	$3,348

(1)	The July 2026 equity offering (Series A) warrants will expire on the earlier of (i) the first anniversary of their issuance or (ii) the date that is 45 days following approval by the U.S. Food and Drug Administration of the Company’s pending premarket approval supplement for LungFit® PH II.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 OTHER CURRENT ASSETS AND PREPAID EXPENSES

A summary of other current assets and prepaid expenses as of September 30, 2026 and March 31, 2026, is as follows (in thousands):

	September 30, 2026	March 31, 2026
Research and development	$114	$696
Prepaid insurance	229	579
Prepaid rents and tenant improvement	-	8
Demonstration materials	-	14
Value added tax receivable	93	105
Deposits to secure manufacturing materials	4,472	3,420
Other	175	190
Total other current assets and prepaid expenses	$5,083	$5,012

NOTE 6 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities as of September 30, 2026 and March 31, 2026 is as follows (in thousands):

	September 30, 2026	March 31, 2026
Research and development	$70	$16
Professional fees	161	252
Employee salaries and benefits	432	465
Accrued severance	375	696
Accrued interest	1,925	750
Deferred revenue	702	777
Goods received not invoiced	56	273
Other	373	143
Total accrued expenses and other current liabilities	$4,094	$3,372

NOTE 7 BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, Earnings Per Share, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive during the six months ended September 30, 2026 and September 30, 2025.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share attributable to common stockholders of Beyond Air because their effect would have been anti-dilutive for the periods presented:

	September 30, 2026	September 30, 2025

Common stock warrants	3,960,665	126,789
Common stock options	37,622	36,469
Restricted shares	475	912
Total	3,998,762	164,170

The Company’s pre-funded warrants of 1,213,394 and 30,321 as of September 30, 2026 and September 30, 2025, respectively, were included in the calculation of diluted net loss per share.

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

On January 31, 2018, the Company entered into an agreement (the “NitricGen Agreement”) with NitricGen, Inc. (“NitricGen”) to acquire a global, exclusive, transferable license and associated assets including intellectual property, know-how, trade secrets and confidential information from NitricGen related to the LungFit®. The Company acquired the licensing right to use the technology and agreed to pay NitricGen a total of $2.0 million in future payments based upon achieving certain milestones, as defined in the NitricGen Agreement, and single-digit royalties on sales of the LungFit®. The Company paid NitricGen $0.1 million upon the execution of the NitricGen Agreement, $0.1 million upon achieving the next milestone and $1.5 million in January 2023, six months after approval of the LungFit® by the FDA and issued 250 warrants, as adjusted for the 2026 Reverse Stock Split, to purchase the Company’s common stock valued at $0.3 million upon executing the NitricGen Agreement. As of September 30, 2026, the remaining future milestone payments total $0.3 million.

Supply Agreement and Purchase Order

In August 2020, the Company entered into a supply agreement with Spartronics Watertown, LLC with an initial expiration date of December 31, 2024. The Company has non-cancellable purchase orders of approximately $2.4 million with this supplier, as of September 30, 2026. This supplier holds $2.9 million of deposits to partially secure materials on the Company’s behalf recorded in other current assets and prepaid expenses. This agreement will expire on December 31, 2027. At that time all excess inventory will be returned to the Company and any excess material deposits will be released. During the six months ended September 30, 2026, the supplier scrapped $0.6 million of obsolete materials they held for the production of the Company’s non-commercial assets. The charge is recorded as Other Expense in the condensed consolidated statement of operations and comprehensive loss, with an offset the outstanding materials deposits.

The Company entered into a new supply agreement with Plexus Corp. for the manufacturing of its second generation device beginning on April 1, 2027. The Company has non-cancellable purchase orders of approximately $4.9 million with this supplier, as of September 30, 2026. This supplier holds $1.6 million of deposits to partially secure materials on the Company’s behalf recorded in other current assets and prepaid expenses.

Contingencies

From time to time, we are involved in various legal matters arising in the normal course of business. We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 LOANS

The following is a summary of long-term debt as of September 30, 2026:

	Loan Agreement	Promissory Note	Total

Principal balance outstanding	$13,500	$11,090	$24,590
Paid in kind interest	3,298	-	3,298
Debt discount	(4,343)	(3,216)	(7,559)
Amortization of debt discount	614	1,039	1,653
Total	$13,069	$8,913	$21,982

The following is a summary of long-term debt as of March 31, 2026:

	Loan Agreement	Promissory Note	Total

Principal balance outstanding	$13,500	$12,799	$26,299
Paid in kind interest	2,459	-	2,459
Debt discount	(4,343)	(3,576)	(7,919)
Amortization of debt discount	427	373	800
Total	$12,043	$9,596	$21,639

Loan Agreement

On November 1, 2024, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for a secured loan with certain lenders, including its former Chief Executive Officer Steven Lisi and director Robert Carey, for an aggregate principal balance of $11.5 million. The Loan Agreement was approved by each of the Company’s independent and disinterested directors, following the receipt of a recommendation from an independent investment bank. The Loan Agreement provides for the following terms: (i) principal amount of $11,500,000; (ii) ten-year term; (iii) interest of 15% per annum of which 3% shall be payable in cash and 12% payable in kind through June 30, 2026 and thereafter subject to; (iv) a quarterly royalty equal to 8% of the Company’s net sales, beginning in July 2026, which is applied first to satisfy the cash portion of the interest payable in the quarter, with any excess applied to reduce the outstanding principal balance, and any shortfall paid by the Company in cash, such that principal is repaid prior to maturity only to the extent the royalty exceeds the cash interest payable for the quarter, until the facility is repaid in full; (v) the Company’s obligations will be secured by substantially all of the Company’s assets and (vi) the Company issued the lenders warrants to purchase up to 37,900 shares of the Company’s common stock at an exercise price, adjusted for the 2026 Reverse Stock Split, of $151.80 per share. On November 3, 2025, the parties entered into a waiver agreement pursuant to which the Loan Agreement lenders consented to the Company’s issuance of the Note (as defined below) in exchange for reducing the exercise price from $151.80 per share to $39.00 per share.

On June 2, 2025, the Company received $2.0 million of advanced financing from a related party, director Robert Carey who is also an existing lender under its Loan Agreement (“Additional Loans”). On November 3, 2025, the Company amended and restated the original Loan Agreement (as amended, the “Amended Loan Agreement”) to provide for and finalize the terms of the $2.0 million Additional Loans and the issuance of new five-year warrants to purchase up to 25,642 shares of the Company’s common stock (the “Supplemental Warrants”) with an exercise price of $39.00 per share, as adjusted for the 2026 Reverse Stock Split, and subject to the same terms and conditions applicable to the existing warrants issued under the original Loan Agreement. The amendment was accounted for as a modification under ASC 470, Debt.

As the repayments under the Amended Loan Agreement are based on a fixed percentage of future net sales, the timing and amounts of future principal payments may vary with the Company’s performance. The outstanding debt balance has been classified in the consolidated balance sheets based on the Company’s current estimate of the repayment timing.

Promissory Note

On November 4, 2025, the Company entered into and closed on a note purchase agreement (the “Note Purchase Agreement”) with Streeterville, which provided for the issuance of a secured promissory note in the principal amount of $12.0 million (the “Note”). The principal amount of the Note is due 24 months following the date of issuance. Interest will accrue at the rate of 15% per annum, with no interest accruing for the first 12 months following issuance; provided however, that Streeterville is guaranteed 12 months of interest, or $1.8 million, even if the Note is redeemed or prepaid prior to the maturity date. Of the total $12.0 million Note, $6.0 million was placed in a restricted account and will be accessible by the Company as the first $6.0 million is repaid.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 LOANS (continued)

During the six months ended September 30, 2026, the Company and Streeterville entered into various exchange agreements, pursuant to which the Company delivered to Streeterville 320,304 shares of common stock at an average price of $5.34 per share, as adjusted for the 2026 Reverse Stock Split, based on the average closing stock price during the five trading days immediately preceding the effectiveness of each exchange agreement, which offset principal of approximately $1.7 million outstanding under the Note. The average fair value of the 320,304 shares of common stock issued was $5.47 per share. The difference in the principal offset and the fair value of stock issued was recorded as loss on extinguishment of debt. As the exchanges are treated as partial extinguishment of the Note, a proportionate amount of unamortized debt discount and financing costs were written-off during the six months ended September 30, 2026, resulting in a loss of $0.4 million recorded within Loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive loss. In connection with this reduction to the principal balance outstanding, approximately $0.9 million was released from restricted cash during the six months ended September 30, 2026.

NOTE 10 LEASE REVENUES

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

The Company recognized $1.7 million and $1.4 million in LungFit® PH lease revenues for the three months ended September 30, 2026 and September 30, 2025, respectively, reported as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company received approximately $1.8 million and $1.4 million in cash associated with leases which the Company is the lessor for the three months ended September 30, 2026 and September 30, 2025, respectively.

The Company recognized $3.3 million and $2.7 million in LungFit® PH lease revenues for the six months ended September 30, 2026 and September 30, 2025, respectively, reported as revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company received approximately $3.4 million and $2.6 million in cash associated with leases which the Company is the lessor for the six months ended September 30, 2026 and September 30, 2025, respectively.

The following schedule presents the minimum future lease payments under the LungFit® PH lease arrangements that were in place as of September 30, 2026 (in thousands):

Future lease payments under the LungFit® PH lease arrangements for fiscal years:	March 31

2027 (remainder)	$2,897
2028	4,353
2029	2,178
2030	157
Total	$9,585

The LungFit® PH devices are included in Property and Equipment (Note 3) and have the useful life of five years. Depreciation expense related to leased LungFit® PH devices was $0.7 million and $0.7 million for the three months ended September 30, 2026 and September 30, 2025, respectively.

Depreciation expense related to leased LungFit® PH devices was $1.4 million and $1.3 million for the six months ended September 30, 2026 and September 30, 2025, respectively.

The depreciation expense related to customer leased devices is included in the cost of revenues in the condensed consolidated statements of operations and comprehensive loss.

Capitalized sales commissions

Sales commissions related to obtaining LungFit® PH lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Total capitalized costs for the three and six months ended September 30, 2026 and September 30, 2025 were immaterial.

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 SEGMENTS

During the six months ended September 30, 2026, NeuroNOS issued and sold 1,411,155 additional common shares, par value $0.001 to certain investors pursuant to a subscription agreement at a purchase price of $3.00 per share. Transaction costs were approximately $0.2 million. As of September 30, 2026, the Company retained 68.4% of the equity in NeuroNOS, with minority interest holding 31.6% ownership of NeuroNOS.

The following table summarizes segment financial performance by business segment for the three months ended September 30, 2026:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNOS	Total
Capital expenditures	$751	$-	$-	$751

Revenues	$2,324	$-	$-	$2,324
Cost of revenues	2,127	-	-	2,127
Research and development	1,262	41	278	1,581
Selling, general, and administrative	3,509	169	913	4,591
Loss from operations	(4,574)	(210)	(1,191)	(5,975)
Interest and finance expense	(1,504)	-	-	(1,504)
Other non-operating income/(expense)	(785)	18	71	(696)
Net loss before income taxes	$(6,863)	$(192)	$(1,120)	$(8,175)
Operating activities included in net loss:
Depreciation and amortization	$845	$1	$1	$847
Stock-based compensation expense	$349	$65	$12	$426

Cash used in operations	$(4,145)	$(85)	$(1,338)	$(5,568)
Cash used in investing	(2,190)	81	-	(2,109)
Cash provided by financing	8,936	-	753	9,689
Impact of exchange rates	28	-	(69)	(41)
Net change for the period	$2,629	$(4)	$(654)	$1,971

The following table summarizes segment financial performance by business segment for the six months ended September 30, 2026:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNOS	Total
Capital expenditures	$957	$-	$2	$959

Revenues	$4,092	$-	$-	$4,092
Cost of revenues	3,670	-	-	3,670
Research and development	3,009	95	436	3,540
Selling, general, and administrative	7,172	358	1,939	9,469
Loss from operations	(9,759)	(453)	(2,375)	(12,587)
Interest and finance expense	(2,996)	-	-	(2,996)
Other non-operating income/(expense)	(886)	59	81	(746)
Net loss before income taxes	$(13,641)	$(394)	$(2,294)	$(16,329)
Operating activities included in net loss:
Depreciation and amortization	$1,640	$3	$1	$1,644
Stock-based compensation expense	$681	$131	$650	$1,462

Cash used in operations	$(8,500)	$(254)	$(1,760)	$(10,514)
Cash provided by (used in) investing	(1,863)	217	(2)	(1,648)
Cash provided by financing	8,766	-	3,981	12,747
Impact of exchange rates	18	(60)	(20)	(62)
Net change for the period	$(1,579)	$(97)	$2,199	$523

BEYOND AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 SEGMENTS (continued)

The following table summarizes segment financial performance by business segment for the three months ended September 30, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNOS	Total
Capital expenditures	$246	$-	$-	$246

Revenues	$1,818	$-	$-	$1,818
Cost of revenues	2,116	-	-	2,116
Research and development	1,696	379	375	2,450
Selling, general, and administrative	3,734	760	419	4,913
Loss from operations	(5,728)	(1,139)	(794)	(7,661)
Interest and finance expense	(639)	-	-	(639)
Other non-operating income/(expense)	24	13	5	42
Net loss before income taxes	$(6,343)	$(1,126)	$(789)	$(8,258)
Operating activities included in net loss:
Depreciation and amortization	$810	$10	$-	$820
Stock-based compensation expense	$1,174	$521	$80	$1,775

Cash used in operations	$(3,473)	$(273)	$(707)	$(4,453)
Cash used in investing	(246)	486	-	240
Cash from financing	8,418	-	500	8,918
Impact of exchange rates	11	3	4	18
Net change for the period	$4,710	$216	$(203)	$4,723

The following table summarizes segment financial performance by business segment for the six months ended September 30, 2025:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNOS	Total
Capital expenditures	$445	$-	$-	$445

Revenues	$3,578	$-	$-	$3,578
Cost of revenues	3,720	-	-	3,720
Research and development	3,930	908	698	5,536
Selling, general, and administrative	7,062	1,712	826	9,600
Loss from operations	(11,134)	(2,620)	(1,524)	(15,278)
Interest and finance expense	(1,187)	-	-	(1,187)
Other non-operating income/(expense)	134	(12)	7	129
Net loss before income taxes	$(12,187)	$(2,632)	$(1,517)	$(16,336)
Operating activities included in net loss:
Depreciation and amortization	$1,605	$20	$-	$1,625
Stock-based compensation expense	$2,175	$1,033	$144	$3,352

Cash used in operations	$(7,228)	$(712)	$(1,039)	$(8,979)
Cash provided by investing	(31)	847	-	816
Cash provided by financing	12,484	-	500	12,984
Impact of exchange rates	159	34	(48)	145
Net change for the period	$5,384	$169	$(587)	$4,966

The following table summarizes financial information by business segment at September 30, 2026:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNOS	Total
Cash, cash equivalents and marketable securities	$10,323	$726	$2,656	$13,705
All other assets	22,471	(289)	368	22,550
Total assets	$32,794	$437	$3,024	$36,255
Total liabilities	(29,057)	(315)	(759)	(30,131)
Net assets	$3,737	$122	$2,265	$6,124
Non-controlling interest	$-	$9	$788	$797

The following table summarizes financial information by business segment at March 31, 2026:

(in thousands)	Beyond Air	Beyond Cancer	NeuroNOS	Total
Cash, cash equivalents and marketable securities	$10,140	$1,043	$458	$11,641
All other assets	23,901	(219)	62	23,744
Total assets	$34,041	$824	$520	$35,385
Total liabilities	(28,224)	(378)	(573)	(29,175)
Net assets	$5,817	$446	$(53)	$6,210
Non-controlling interest	$-	$64	$20	$84

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar conditional expressions. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Form 10-Q titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A “Risk Factors” contained in our most recently filed Annual Report on Form 10-K, as well as the following:

●	our ability to successfully commercialize our LungFit® PH system in the U.S.;
●	our expectation to incur losses for the next year;
●	our ability to predict accurately the demand for our products, and products under development and to develop strategies to address markets successfully;
●	the possibility that products may contain undetected errors or defects or otherwise not perform as anticipated;
●	the anticipated development of markets we sell our products into and the success of our products in these markets;
●	our future capital needs and our need to raise additional funds;
●	our ability to build a pipeline of product candidates and develop and commercialize our approved products;
●	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary certifications or regulatory approvals;
●	our ability to maintain our existing or future collaborations or licenses;
●	our ability to protect and enforce our intellectual property rights;
●	federal, state, and foreign regulatory requirements, including the U.S. Food and Drug Administration (“FDA”) regulation of our approved product and product candidates;
●	our ability to obtain and retain key executives and attract and retain qualified personnel; and
●	our ability to successfully manage our growth, including as a commercial-stage company.

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

In November 2024, the Company received European CE mark approval of the LungFit® PH system for the following:

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

LungFit® can be used to treat patients on ventilators that require NO, as well as patients with chronic or acute severe lung infections via delivery of NO at concentrations > 100 ppm through a breathing mask or similar apparatus. Furthermore, we believe that there is a high unmet medical need for patients suffering from certain severe lung infections that the LungFit® platform can potentially address. The Company’s other areas of focus with the LungFit® platform beyond PPHN are nontuberculous mycobacteria (“NTM”) lung infection and those with various severe lung infections with underlying chronic obstructive pulmonary disease (“COPD”). Our current product candidates will be subject to premarket reviews and approvals by the FDA, certification through the conduct of a conformity assessment by a notified body in the European Union (the “EU”) for the product to be CE marked, as well as comparable foreign regulatory authorities.

With Beyond Air’s focus on NO and its effect on the human condition, there are two additional programs that do not utilize our LungFit® system. Through our majority-owned affiliate Beyond Cancer, Ltd. (together with its affiliates, “Beyond Cancer”), NO is used to target solid tumors. The LungFit® platform is not utilized for the solid tumor indication due to the need for ultra-high concentrations of gaseous nitric oxide (“UNO”). A proprietary delivery system has been developed that is designed to safely deliver UNO in excess of 10,000 ppm directly to a solid tumor. This program has completed a phase 1a human clinical trial.

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

On March 24, 2025, Beyond Air reorganized its neurology business into a new private company, NeuroNOS Ltd. (together with its affiliates, “NeuroNOS”). Beyond Air’s infrastructure, for example regulatory, quality, legal, etc., is currently supporting the NeuroNOS team. As of September 30, 2026, Beyond Air has 68.4% ownership in NeuroNOS.

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

In November 2024, the company received European CE mark approval of the LungFit® PH system for the following:

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

Following completion of the clinical trial and the 180-day follow-up period, incremental data were provided in a poster presentation at IDWeek 2022. In addition to the positive clinical results provided at ECCMID 2022, the poster showed a larger decline in c-reactive protein (“CRP”) from baseline for patients treated with NO + SST compared to the control group. Analysis of the data provides compelling evidence that high concentration NO delivery with the LungFit® PRO generator and delivery system can be a powerful tool against any type of pneumonia. The Company commenced a clinical trial in the second half of calendar 2023 in the United States and made the decision to terminate this study.

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

On August 31, 2026, we announced that the FDA granted Breakthrough Device Designation to LungFit® GO for the treatment of NTM-Pulmonary Disease (NTM-PD). FDA grants Breakthrough Device Designation when a device provides for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions. The Breakthrough Device Designation is designed to provide timely access to medical devices to speed up development, assessment, and review for FDA approval. The Breakthrough Device Designation underscores the significant unmet need in NTM-PD and builds upon clinical data generated with LungFit® GO within this patient population. Our program in NTM-PD will move forward subject to obtaining additional financing.

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

Selective neuronal nitric oxide synthase (nNOS) inhibitor for the treatment of neurological conditions in collaboration with Hebrew University of Jerusalem

As described above, on June 15, 2023, we announced that we had entered into an agreement with the University to acquire the commercial rights for nNOS inhibitors being developed for the treatment of ASD and other neurological conditions. Currently, there are no FDA-approved therapies utilizing nNOS inhibitors specifically for the treatment of ASD. Under the terms of the agreement, Beyond Air shall pay to the University compensation for pre-clinical work over the three-year period from the date of the agreement. Also, we will pay a low single-digit royalty on net sales and certain one-time payments based on clinical, regulatory and sales milestones.

In the first calendar quarter of 2025, NeuroNOS, our majority-owned affiliate, raised $2.0 million in a private placement of common shares. Additional amounts have since been raised in the private placement offering, and as of September 30, 2026, investors held a 31.6% equity ownership in NeuroNOS, while Beyond Air held 68.4% equity ownership. The funding is being used to accelerate ongoing preclinical work, including IND-enabling studies as well as for general corporate purposes. In August 2026, we announced agreements for the proposed disposition of our interest in NeuroNOS Israel Ltd., as described in Note 1.

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

Other Recent Developments

On April 7, 2026, the Company received notice from Nasdaq that it was not in compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) and that, because the Company had effected a reverse stock split during the preceding one-year period, it was not eligible for the customary compliance period. The Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which stayed any suspension or delisting action pending the Panel’s decision.

Following a hearing on May 14, 2026, the Panel issued a decision on May 28, 2026 granting the Company a brief exception for continued listing, subject to the Company demonstrating compliance with the minimum bid price requirement by July 31, 2026. The Panel also determined that the Company would be subject to a one-year Discretionary Panel Monitor beginning on the date it regains compliance.

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

On August 6, 2026, the Company received a letter from Nasdaq confirming that the Company had regained compliance with the Bid Price Rule and had satisfied the terms of the Panel’s decision (the “Compliance Letter”). Nasdaq’s determination was based on the closing bid price of the Company’s common stock having been at or above $1.00 per share for 17 consecutive trading days from July 13, 2026 through August 4, 2026.

The Compliance Letter also advised that, pursuant to Nasdaq Listing Rule 5815(d)(4)(A), the Panel had determined to impose a Discretionary Panel Monitor for a period of one year from the date of the Compliance Letter (the “Monitor Period”). Should the Company fail to maintain compliance with any continued listing requirement during the Monitor Period, the Nasdaq’s Listing Qualifications staff (the “Staff”) will issue a delisting determination and the Company will promptly schedule a new hearing before the initial Panel or a newly convened Hearings Panel. The hearing may be oral or written, at the Company’s election. Notwithstanding Nasdaq Listing Rule 5810(c)(2), during the Monitor Period, the Company will not be permitted to submit a plan of compliance to the Staff with respect to any deficiency that arises, and the Staff will not be permitted to grant the Company additional time to regain compliance with respect to any such deficiency. The Panel will consider the Company’s compliance history when rendering its decision.

In July 2026, we raised approximately $10.2 million in gross proceeds, before placement agent fees and other offering expenses, through a private placement with institutional investors and certain directors and executive officers. We issued 167,011 shares of common stock and pre-funded warrants to purchase 1,638,835 shares of common stock, together with Series A and Series B warrants each for up to 1,805,846 shares of common stock. The combined purchase price was $5.66 per common share and accompanying warrants ($5.76 for participating directors and executive officers), or $5.6599 per pre-funded warrant and accompanying warrants.

The pre-funded warrants have an exercise price of $0.0001 per share and remain outstanding until fully exercised. The Series A and Series B warrants have an exercise price of $5.51 per share. The Series A warrants expire on the earlier of one year after issuance or 45 days following FDA approval of the pending LungFit® PH II premarket approval supplement, subject to the registration-statement and prospectus conditions in those warrants. The Series B warrants expire five years after issuance. All warrants were immediately exercisable, subject to beneficial ownership limitations.

The related resale registration statement became effective on August 24, 2026. The purchase agreement restricts certain subsequent issuances and variable-rate transactions, subject to specified exceptions. See Note 4 to the Condensed Consolidated Financial Statements.

Critical Accounting Estimates

A summary of our critical accounting estimates is discussed in the section entitled “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There were no material changes to our critical accounting estimates for the six months ended September 30, 2026.

Results of Operations and Comprehensive Loss

Below are the results of operations for the three and six months ended September 30, 2026 and September 30, 2025:

(in thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues	$2,324	$1,818	$4,092	$3,578

Cost of revenues	2,127	2,116	3,670	3,720

Gross profit (loss)	197	(298)	422	(142)

Research and development	1,581	2,450	3,540	5,536
Selling, general and administrative	4,591	4,913	9,469	9,600
Total operating expenses	6,172	7,363	13,009	15,136

Loss from operations	(5,975)	(7,661)	(12,587)	(15,278)

Other income (expense):
Dividend/investment income	93	59	196	87
Interest and finance expense	(1,504)	(639)	(2,996)	(1,187)
Change in fair value of warrant liability	1	(1)	2	16
Foreign exchange gain/(loss)	29	(18)	69	(59)
Loss on disposal of fixed assets	-	(46)	(52)	(57)
Loss on extinguishment of debt	(252)	-	(405)	-
Loss on contract manufacturer’s inventory obsolescence	(567)	-	(567)	-
Other income/(expense)	-	48	11	142
Total other expense	(2,200)	(597)	(3,742)	(1,058)

Provision for income taxes	-	-	-	-

Net loss	$(8,175)	$(8,258)	$(16,329)	$(16,336)

Less: net loss attributable to non-controlling interests	(357)	(318)	(576)	(705)

Net loss attributable to Beyond Air, Inc.	(7,818)	(7,940)	(15,753)	(15,631)

Foreign currency translation adjustment	(41)	18	(62)	145
Comprehensive loss attributable to Beyond Air, Inc.	$(7,859)	$(7,922)	$(15,815)	$(15,486)

Net basic and diluted loss per share of common stock attributable to Beyond Air, Inc.	$(3.76)	$(24.98)	$(11.22)	$(54.95)

Weighted average number of shares, outstanding, basic and diluted	2,078,853	317,829	1,403,780	284,471

Comparison of Three and Six Months Ended September 30, 2026 with the Three and Six Months Ended September 30, 2025

Revenues and Cost of Revenues

Revenue was $2.3 million and $1.8 million for the three months ended September 30, 2026 and September 30, 2025, respectively. Cost of revenue of $2.1 million and gross profit of $0.2 million were recognized for the three months ended September 30, 2026, compared to a cost of revenue of $2.1 million and gross losses of $0.3 million for the three months ended September 30, 2025.

Revenue was $4.1 million and $3.6 million for the six months ended September 30, 2026 and September 30, 2025, respectively. Cost of revenue of $3.7 million and gross profit of $0.4 million were recognized for the six months ended September 30, 2026, compared to a cost of revenue of $3.7 million and gross losses of $0.1 million for the six months ended September 30, 2025.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2026 were $1.6 million as compared to $2.5 million for the three months ended September 30, 2025. The decrease of $0.9 million was primarily attributed to decreases in salaries of $0.3 million ($0.2 million in Beyond Air and $0.1 million in Beyond Cancer), stock-based compensation costs $0.2 million ($0.1 million in Beyond Air and $0.1 million in Beyond Cancer), and pre-clinical studies $0.2 million in NeuroNOS.

Research and development expenses for the six months ended September 30, 2026 were $3.5 million as compared to $5.5 million for the six months ended September 30, 2025. The decrease of $2.0 million was attributed primarily to decreases in salaries of $0.7 million ($0.5 million in Beyond Air and $0.2 million in Beyond Cancer, offset by increase of $0.1 million in NeuroNOS), stock-based compensation costs $0.4 million ($0.3 million in Beyond Air and $0.1 million in Beyond Cancer), pre-clinical studies $0.3 million in NeuroNOS, and clinical studies $0.2 million in Beyond Air.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three months ended September 30, 2026 were $4.6 million as compared to $4.9 million for the three months ended September 30, 2025. The decrease of $0.3 million was attributed primarily to decreases in stock-based compensation costs $1.2 million ($0.7 million in Beyond Air, $0.4 million in Beyond Cancer and $0.1 million in NeuroNOS), partially offset by increased salaries $0.3 million ($0.2 million in Beyond Air and $0.2 million in NeuroNOS, partially offset by decrease of $0.1 million in Beyond Cancer), and professional fees $0.5 million in NeuroNOS.

Selling, general and administrative expenses for the six months ended September 30, 2026 were $9.5 million as compared to $9.6 million for the six months ended September 30, 2025. The decrease of $0.1 million was attributed primarily to decreases in stock-based compensation costs of $1.5 million ($1.2 million in Beyond Air and $0.8 million in Beyond Cancer, offset by increase of $0.5 million in NeuroNOS), partially offset by increased salaries $0.3 million in NeuroNOS and $1.0 million professional fees ($0.4 million in Beyond Air, $0.1 million in Beyond Cancer, and $0.5 million in NeuroNOS).

Other Income/Expense

Other expense for the three months ended September 30, 2026 was $2.2 million as compared to other expense of $0.6 million for the three months ended September 30, 2025. The increase in expense of $1.6 million was attributed primarily to an increase in the Company’s outstanding debt and related interest expense, in addition to a $0.6 million charge from the Company’s contract manufacturer for scrapped materials on deposit.

Other expense for the six months ended September 30, 2026 was $3.7 million as compared to other expense of $1.1 million for the six months ended September 30, 2025. The increase in expense of $2.6 million was attributed primarily to an increase in the Company’s outstanding debt and related interest expense, in addition to a $0.6 million charge from the Company’s contract manufacturer for scrapped materials on deposit.

Net Loss Attributable to Non-controlling Interests

Net loss attributed to non-controlling interests for the three months ended September 30, 2026, was $0.4 million, compared to $0.3 million for the three months ended September 30, 2025. Net loss attributed to non-controlling interests for the six months ended September 30, 2026, was $0.6 million, compared to $0.7 million for the six months ended September 30, 2025. Non-controlling interests represent the minority interest percentage of our Beyond Cancer and NeuroNOS subsidiaries at the applicable ownership structure during the quarterly reporting period.

Net Loss Attributed to Common Stockholders

Net loss attributed to common stockholders of Beyond Air, Inc. for the three months ended September 30, 2026, was $7.8 million or a loss of $3.76 per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the three months ended September 30, 2025 was $7.9 million or a loss of $24.98 per share, basic and diluted.

Net loss attributed to common stockholders of Beyond Air, Inc. for the six months ended September 30, 2026, was $15.8 million or a loss of $11.22 per share, basic and diluted. Our net loss attributed to common stockholders of Beyond Air, Inc for the six months ended September 30, 2025 was $15.6 million or a loss of $54.95 per share, basic and diluted.

Liquidity and Capital Resources

Cash Flows

Below is a summary of our cash flows activities for the six months ended September 30, 2026 and September 30, 2025:

	Six Months Ended
	September 30,
(in thousands)	2026	2025

Net cash provided by (used in):
Operating activities	$(10,514)	$(8,979)
Investing activities	(1,648)	816
Financing activities	12,747	12,984
Effect of exchange rate changes on cash and cash equivalents	(62)	145
Net increase in cash, cash equivalents and restricted cash	$523	$4,966

Operating Activities

For the six months ended September 30, 2026, the net cash used in operating activities was $10.5 million which was primarily due to our net loss of $16.3 million, which includes $1.6 million of stock-based compensation, $1.5 million of depreciation and amortization, and $1.7 million of paid in kind interest and amortization of debt discount associated with the Loan Agreement.

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

Investing Activities

For the six months ended September 30, 2026, net cash used in investing activities was $1.6 million. In the six months ended September 30, 2026, the Company used a net $0.7 million of excess cash for the purchase of high quality, short term, U.S. dollar denominated marketable equities with high liquidity and invested $1.0 million for the purchase of property and equipment, mainly LungFit® PH devices.

For the six months ended September 30, 2025, net cash provided by investing activities was $0.8 million which was mainly attributable to a net redemption of investments in marketable securities of $1.3 million and invested $0.4 million for the purchase of property and equipment, mainly LungFit® PH devices.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2026 was $12.7 million, mainly from the sale of common stock and warrants (net of transaction costs) of $9.1 million and the issuance of NeuroNOS common stock.

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

Future Funding Requirements

We had an operating cash flow decrease of $10.5 million for the six months ended September 30, 2026 and we have experienced an accumulated loss of $335.3 million since inception through September 30, 2026. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $13.7 million and $4.8 million in restricted cash.

We expect to incur net losses and have net cash outflows for at least the next twelve months. Management believes these factors raise substantial doubt about the Company’s ability to meet its obligations with cash on hand and concluded that the Company will require additional funding within one year from the date these financial statements are issued.

Management is confident that the efforts to arrange financing, while not assured, will enable them to meet the Company’s obligations. There can be no assurance that additional financing will be available when needed or on acceptable terms.

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

Our ability to continue to operate beyond the second fiscal quarter of 2028 will be largely dependent upon the successful commercialization of LungFit® PH, obtaining partners in other parts of the world, the timing of the FDA approval for LungFit® PH II and possibly raising additional funds to finance our activities until we are generating cash flow from operations. Further, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our other product candidates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2026, there were no changes made to our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

On April 7, 2026, we received a letter from Nasdaq notifying us that we were no longer in compliance with the $1.00 minimum bid price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2), which we refer to as the Bid Price Rule. While companies are typically afforded a 180-calendar-day compliance period to comply with the Bid Price Rule, we were not eligible for a compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) because we had effected a 1-for-20 reverse stock split on July 14, 2025. We timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which stayed any suspension or delisting action, and following a hearing on May 14, 2026, on May 28, 2026, we received a decision from the Panel granting our request for continued listing, subject to our demonstrating compliance with the Bid Price Rule by July 31, 2026. To regain compliance, we effected a second 1-for-20 reverse stock split on July 13, 2026.

On August 6, 2026, Nasdaq notified us in writing that we had regained compliance with the Bid Price Rule and had satisfied the conditions of the Panel’s decision. Our closing bid price was at least $1.00 per share for 17 consecutive trading days, beginning July 13, 2026 and ending August 4, 2026, which formed the basis for Nasdaq’s determination. Pursuant to its authority under Nasdaq Listing Rule 5815(d)(4)(A), the Panel determined to impose a Discretionary Panel Monitor for a period of one year from the date of that letter, or until August 6, 2027. Should we fail to maintain compliance with any Nasdaq continued listing requirement during the monitor period, Nasdaq staff will issue a Staff Delisting Determination, and we will promptly schedule a new hearing with the initial Panel, or a newly convened Hearings Panel if the initial Panel is unavailable, which hearing may be oral or written, at our election. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide Nasdaq staff with a plan of compliance with respect to any deficiency that arises during the monitor period, and Nasdaq staff will not be permitted to grant us additional time to regain compliance with respect to any such deficiency. The Hearings Panel will consider our compliance history when rendering its decision, and there can be no assurance that any such hearing would result in continued listing of our common stock on Nasdaq.

Nasdaq Listing Rule 5810(c)(3)(A)(iv) also provides that a company whose security fails to meet the minimum bid price requirement is not eligible for an automatic compliance period if it effected a reverse stock split during the preceding one-year period or effected one or more reverse stock splits with a cumulative ratio of 250-to-1 or greater during the preceding two-year period. Because we effected 1-for-20 reverse stock splits on July 14, 2025 and July 13, 2026, representing a cumulative ratio of 400-to-1, if we fail to satisfy the Bid Price Rule at any time before these lookback periods expire in July 2027, Nasdaq will promptly issue a Staff Delisting Determination without providing us with an automatic compliance period. This lookback period substantially overlaps with the Panel monitor period, which runs until August 6, 2027. We may therefore have little or no opportunity to take remedial action before Nasdaq initiates delisting proceedings, and any further reverse stock split we might effect to regain compliance would extend these lookback periods.

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

There can be no assurance that our July 2026 reverse stock split will enable us to maintain compliance with the Bid Price Rule or that we will continue to satisfy Nasdaq’s other continued listing standards. Reverse stock splits are often followed by declines in the market price of a company’s common stock, and the market price of our common stock may decline following our recent reverse stock splits. Any delisting determination by Nasdaq could seriously decrease or eliminate the value of an investment in our common stock and other securities linked to our common stock. While quotation on an over-the-counter market could maintain some degree of a market in our common stock, we could face substantial adverse consequences, including limited availability of market quotations for our common stock; reduced liquidity and trading prices; a determination that shares of our common stock are “penny stock” under SEC rules, subjecting broker-dealers trading our common stock to more stringent requirements; limited news and analyst coverage; a decreased ability to issue additional securities or obtain additional financing; and potential breaches or terminations of agreements with current or prospective large stockholders, strategic investors and banks. The heightened risk of delisting could also negatively affect the market price and trading volume of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Fourth Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 9, 2026).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 31, 2026).

4.2	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 31, 2026).

4.3	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 31, 2026).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 31, 2026).

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 31, 2026).

10.3#	Employment Agreement, dated September 23, 2026, between the Company and Robert S. Goodman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEYOND AIR, INC.

/s/ Robert S. Goodman
Date: November 12, 2026	Robert S. Goodman
Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel Moorhead
Date: November 12, 2026	Daniel Moorhead
Chief Financial Officer
(Principal Financial and Accounting Officer)

